Form 10-Q
period 1995-04-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1995-05-15
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                       ----------------------------------
                                   FORM 10-Q
                       ----------------------------------

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995.

                                      OR

     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
/ /  THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From           to         .
                                    ---------    --------

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
     ----------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

            South Carolina                                 57-0525804
     -------------------------------                  ---------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

         70 Commerce Center
         Greenville, South Carolina                            29615
     ----------------------------------------                ----------
     (Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, including area code: (803) 288-8877

                                 Not Applicable
  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X   No
                                                      -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's of common stock, as of the latest practical date.

  Common Stock, No Par Value - 3,271,737 shares as of May 5, 1995
  ---------------------------------------------------------------

                                     INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I.   FINANCIAL INFORMATION
- - - - - - -------------------------------

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - April 1, 1995 and
         October 1, 1994.................................................  3

     Consolidated Statements of Income - three and six months
         ended April 1, 1995 and April 2, 1994...........................  4

     Consolidated Statements of Cash Flows - six months ended
         April 1, 1995 and April 2, 1994.................................  5

     Notes to Consolidated Financial Statements - April 1, 1995..........  6

Item 2.  Management's Discussion and Analysis of Interim
              Financial Condition and Results of Operations..............  9

PART II.  OTHER INFORMATION.............................................. 13
- - - - - - ---------------------------
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES............................................................... 14
- - - - - - ----------


PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 APRIL 1,         OCTOBER 1,
                                                                  1995              1994
                                                               (Unaudited)         (Note)
                                                               -----------       -----------
 ASSETS
 Current Assets
 Cash and equivalents                                          $ 1,467,064       $ 1,557,542

 Marketable securities                                           2,076,697         1,956,039

 Accounts receivable, net of allowances of $363,000 at
 April 1, 1995 and $341,500 at October 1, 1994                   4,747,950         3,909,025

 Inventories - Note B                                            2,460,580         2,722,976

 Prepaid expenses and other                                        257,887           327,981
                                                               -----------       -----------

 Total Current Assets                                           11,010,178        10,473,563

 Property and equipment, Net - Note C                            5,861,207         6,251,133

 Costs in excess of fair value of net assets acquired,
 net of accumulated amortization of $140,373 at April 1,
 1995 and $109,006 at October 1, 1994                            1,723,207         1,543,723

 Other assets - Note D                                           1,765,528         1,745,646
                                                               -----------       -----------
                                                               $20,360,120       $20,014,065
                                                               ===========       ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                              $ 1,744,642       $ 1,724,891

 Accrued and sundry liabilities                                    933,411         1,026,307

 Current portion of long-term debt                                  70,375            70,375
                                                               -----------       -----------

 Total Current Liabilities                                       2,748,428         2,821,573

 Long-term Debt, less current portion                              321,531           356,719

 Deferred Income Taxes                                             773,000           773,000

 Deferred Compensation                                           1,175,312         1,143,493

 Shareholders' Equity
 Common Stock, no par value, 20,000,000 shares
 authorized; issued and outstanding 3,271,737 shares at
 April 1, 1995 and 3,226,997 shares at October 1, 1994           4,679,657         4,432,931

 Additional paid-in capital                                        145,834           145,834

 Retained Earnings                                              10,908,264        10,767,609
                                                               -----------       -----------
                                                                15,733,755        15,346,374
 Less guaranteed ESOP obligation                                   391,906           427,094
                                                               -----------       -----------
 Total Shareholder's Equity                                     15,341,849        14,919,280
                                                               -----------       -----------
                                                               $20,360,120       $20,014,065
                                                               ===========       ===========

Note: The Balance Sheet at October 1, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      Three Months Ended              Six Months Ended
                                  April 1,         April 2,       April 1,        April 2,
                                   1995              1994           1995            1994
                                -----------       ----------     -----------     -----------
 Net Sales                      $ 7,725,672       $8,132,576     $14,634,506     $15,850,418

 Cost of Goods Sold               5,722,903        5,725,291      10,651,342      11,021,536
                                -----------       ----------     -----------     -----------

 Gross Profit                     2,002,769        2,407,285       3,983,164       4,828,882

 Selling and Marketing
 Expenses                         1,168,469        1,012,291       2,335,586       1,947,343

 General and Administrative
 Expenses                           662,243          715,541       1,296,824       1,366,160
                                -----------       ----------     -----------     -----------

 Income from Operations             172,057          679,453         350,754       1,515,379

 Other (expense)/ income:
 Interest expense                                     (8,826)                        (18,203)

 Investment income and other         72,393           59,367         136,313         127,895
                                -----------       ----------     -----------     -----------
                                     72,393           50,541         136,313         109,692
                                -----------       ----------     -----------     -----------

 INCOME BEFORE INCOME TAXES         244,450          729,994         487,067       1,625,071

 Provision For Income Taxes-
 Note E                              92,700          278,000         183,000         618,000
                                -----------       ----------     -----------     -----------
 NET INCOME                     $   151,750       $  451,994     $   304,067     $ 1,007,071
                                ===========       ==========     ===========     ===========
 Earnings Per Common Share -
 Note F                         $       .05       $      .13     $       .09     $       .29

 Dividends per Common Share     $      .025       $     .025     $       .05     $       .05

 Weighted Average Shares
 Outstanding                      3,268,737        3,453,107       3,259,272       3,470,321

See Notes to Consolidated Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                             --------------------------
                                                                              April 1,        April 2,
                                                                               1995            1994
                                                                            ----------       ----------
OPERATING ACTIVITIES
Net Income                                                                  $  304,067       $1,007,071
Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation and amortization                                            547,824          548,839
      Provision for losses on accounts receivable                               23,750           67,750
      Loss on sale and disposal of property,
       plant and equipment                                                      27,854
      Gain on sale of other assets                                              (3,640)
      Increase in cash value of life insurance                                 (91,005)         (52,267)
      Deferred compensation                                                     31,819          (51,293)
      Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                  (875,791)        (303,034)
           Decrease (Increase) in inventory                                    262,396         (668,357)
           Decrease (Increase) in prepaid
            expenses and other current assets                                  125,847         (114,064)
           (Decrease) Increase in accounts
            payable and accrued expenses                                       (73,145)          82,473
                                                                            ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      279,976          517,118

INVESTING ACTIVITIES
Purchases of marketable securities                                            (107,542)
Purchases of property,plant and equipment                                     (140,706)         (97,255)
Proceeds from sale of property, plant and
 equipment                                                                      63,000
Payments for other assets                                                      (25,544)         (23,670)
Proceeds from sale of other assets                                               3,750
                                                                            ----------       ----------
NET CASH (USED FOR) INVESTING ACTIVITIES                                      (207,042)        (120,925)

FINANCING ACTIVITIES
Principal payments on long-term debt                                                           (161,657)
Dividends paid                                                                (163,412)        (174,050)
Payment of note payable                                                                         (73,956)
Purchase and retirement of Common Stock                                                        (553,800)
                                                                            ----------       ----------
NET CASH (USED FOR) FINANCING ACTIVITIES                                      (163,412)        (963,463)
                                                                            ----------       ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                        (90,478)        (567,270)
Cash and cash equivalents at beginning
 of period                                                                   1,557,542        2,226,912
                                                                            ----------       ----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                  $1,467,064       $1,659,642
                                                                            ==========       ==========

See Notes to Consolidated Financial Statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the Company's annual report on Form 10-K for the year ended October 1, 1994.




NOTE B - INVENTORIES

The components of inventories are as follows:

                                        April 1,     October 1,
                                         1995           1994
                                      ----------     ----------
 Raw Materials                        $1,853,522     $1,633,937

 Work in Process                          19,754         18,454

Finished Goods                           587,304      1,070,585
                                      ----------     ----------
                                      $2,460,580     $2,722,976
                                      ==========     ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                            April 1,            October 1,
                                              1995                1994
                                          -----------          -----------
       Land                               $   317,343          $   317,343

       Land Improvements                      240,016              240,016

       Buildings                            3,613,216            3,613,216

       Machinery & Equipment                7,994,973            8,042,247

       Furniture & Fixtures                   583,787              577,168

       Automobiles                              9,520                9,520

       Leasehold Improvements                  92,420               88,001
                                          -----------          -----------
                                           12,851,275           12,887,511

       Less Accumulated Depreciation        6,990,068            6,636,378
                                          -----------          -----------
                                          $ 5,861,207          $ 6,251,133
                                          ===========          ===========


NOTE D - OTHER ASSETS

Other assets consist of the following:

                                                    April 1,     October 1,
                                                     1995           1994
                                                   ----------    ----------
 Patents and trademarks, net of accumulated
 amortization of $330,319 at April 1, 1995 and
 $283,830 at October 1, 1994                       $  702,019    $  723,769

 Cash value of life insurance policies                870,021       779,016

 Terminated contract rights, net of accumulated
 amortization of $146,140 at April 1, 1995 and
 $116,912 at October 1, 1994.                         146,140       175,368

 Other                                                 47,348        67,493
                                                   ----------    ----------
                                                   $1,765,528    $1,745,646
                                                   ==========    ==========

NOTE E - INCOME TAXES

      The provision for income taxes is based on the Company's estimate of the taxes expected to be due for the full fiscal year.

NOTE F - EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material. Future contingent shares have not been included in a fully diluted earnings per share calculation as their effect would be anti-dilutive.

NOTE G - FAIR VALUE DISCLOSURES

      In December 1991 the Financial Accounting Standards Board (FASB) issued Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Companies with less than $150 million in total assets are required to provide the disclosures for fiscal years ending after December 15, 1995. Accordingly, the Company would be required to adopt this Statement no later than its 1996 fiscal year. Early adoption of this Statement is permitted. The Company presently does not intend to implement this statement early.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
             INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the second quarter of fiscal 1995 declined to $7.7 million (5%) compared to $8.1 million in the second quarter of fiscal 1994. For the year to date in fiscal 1995, net sales fell 8% to $14.6 million from $15.9 million in the same period last year. The sales decrease for the second quarter resulted mainly from lower unit sales of contract packaging products. The decline in year-to-date sales was mainly attributable to lower unit and dollar volume of the Company's health care foam overlay products. Net income for the second quarter of 1995 was $151,750 ($.05 per share) compared to net income of $452,000 ($.13 per share) during the same period in 1994. The second quarter earnings brought year-to-date net income for fiscal 1995 to $304,000 ($.09 per share) as compared to $1,007,000 ($.29 per share) in fiscal 1994. The decrease in net income resulted from the combination of lower health care foam sales and higher selling expenses during the first two quarters of fiscal 1995.

      The Company's health care foam sales decreased by 5% to $3.3 million in the second quarter this year from $3.4 million in the same quarter last year due mainly to a decline in unit sales of foam overlays. For the year to date in fiscal 1995, health care foam sales decreased by 20% to $6.5 million from $8.2 million in the same period last year for the same reason. Management expects that sales of health care foam overlay products will decline slightly during the remainder of fiscal 1995. However, sales of other health care products are expected to increase, offsetting the majority of the expected declines in foam overlay sales.

      Sales of the Company's health care foam products to Baxter Healthcare Corporation, one of the Company's largest customers, have been impacted during the last four quarters by Baxter's decision in February 1994 to begin carrying a competing line of foam products. Baxter continues to carry the Company's health care foam products, but not on an exclusive basis as they did prior to February 1994. The Company's sales to Baxter are expected to continue at current levels during the remainder of fiscal 1995. During the last year, the Company has been successful in establishing relationships with other national and regional distributors. Sales of health care products to these new customers during the remainder of fiscal 1995 are expected to be higher than the comparable periods last year.

      Sales of consumer foam products rose during the second quarter by 10% to $2.2 million from $2.0 million in the same period last year while year to date sales increased 27% to $3.5 million from $2.7 million. Most of the increase was due to higher unit sales volume of consumer foam mattress pads. Management expects that consumer foam sales will be higher in fiscal 1995 as compared to fiscal 1994.

      Industrial foam sales increased by 31% in the second quarter of fiscal 1995 to $805,000 from $613,000 in the same quarter last fiscal year. For the year to date, industrial sales rose 38% to $1.6 million from $1.2 million in fiscal 1994. The second quarter and year to date increase was primarily the result of higher sales to existing customers. Industrial foam sales in fiscal 1995 are expected to be higher than in fiscal 1994.

      Contract packaging sales decreased 31% to $1.4 million from $2.0 million in the second quarter of fiscal 1995 due to a lower volume of health care and consumer contract packaging products. Year to date contract packaging sales decreased 19% in 1995 to $3.0 million from $3.8 million in the same period in 1994. Management expects that contract packaging sales will be similar in fiscal 1995 to those in fiscal 1994.

      The Company's gross profit declined approximately 17% to $2.0 for the second quarter of 1995 from $2.4 million in the second quarter of fiscal 1994. The gross margin percentage for the second quarter of fiscal 1995 decreased to 26% from 30% in the second quarter last year. Year-to-date gross profit decreased by 18% to $4.0 million in the first six months of this fiscal year from $4.8 million for the same period last year. The year-to-date gross margin percentage decreased to 27% from 30% last year. The decreases in gross profit level and margin were due to lower sales volume during the first two quarters of fiscal 1995 and to a less profitable product mix as consumer foam products represented a larger portion of total sales than in the same two quarters of 1994. Management expects the Company's gross margin percentage for fiscal 1995 to be lower than that of fiscal 1994.

Sales and marketing expenses increased by 15% to $1.2 million in the second quarter of fiscal 1995 compared to $1.0 million in the same quarter last year. For the year to date in fiscal 1995, these expenses increased by 20% to $2.3 million as compared to $1.9 million in the same period last year. The majority of the increase in sales and marketing expenses occurred in the medical foam portion of the business and was the result of the Company's change from using a single exclusive distributor to using multiple national distributors to sell its health care foam products. Total sales and marketing expenses for the full 1995 fiscal year are expected to be higher than those of fiscal 1994.

General and administrative expenses declined by 7% for the second quarter of fiscal 1995 to $662,000 as compared to $716,000 in the second fiscal quarter of last year. Fiscal 1995 year to date general and administrative expenses decreased by $69,000 or 5% to $1.3 million compared to the first six months of fiscal 1994. General and administrative expenses for the full 1995 fiscal year are expected to be slightly lower than in fiscal 1994.

The Company had no interest expense in the first two quarters of 1995 as compared to $18,000 during the first two quarters of fiscal 1994. The decline was the result of scheduled long-term debt repayments during the 1994 fiscal year. The Company made the final scheduled payment of its remaining industrial revenue bond debt in 1994. The remaining long-term bank debt is related to the Company's Employee Stock Ownership Plan.

During the first six months of fiscal 1995, the Company paid dividends of $163,400, or 54% of net income for the period. This amount represented two quarterly dividends of $.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $280,000 during the first six months of fiscal 1995, which was used to fund its investing and financing activities. The Company's working capital increased by $610,000 or 8% during the six months ended April 1, 1995. The change was caused primarily by increases in accounts receivable which were partially offset by a decline in inventories during fiscal 1995. The Company's current ratio increased to 4.0 at April 1, 1995 from 3.7 at fiscal year end 1994.

Accounts receivable, net of allowances, increased by $839,000 (21%) to $4.7 million as a result of a higher sales level in March as the Company is at the peak of it's TerryFoam season. Accounts receivable from TerryFoam sales have a longer collection time than the Company's other product lines. Also, collection times for medical sales are increasing due to increased sales to home health care dealers. All of the Company's accounts receivable are unsecured.

Inventory, net of reserves, declined by $262,000, or 10%, during the first two quarters of fiscal 1995 to $2.5 million. The decrease reflects normal monthly fluctuations in raw material and finished goods inventory. Management expects a slight increase in inventory levels during the remainder of fiscal 1995.

Net property and equipment decreased by $390,000 or 6%, during the first six months of fiscal 1995. The change resulted primarily from normal depreciation expense. Management expects that capital expenditures during fiscal 1995 will be slightly less than those in fiscal 1994.

Other non-current assets rose by $20,000 during the first half of fiscal 1995. The majority of the change was due to an increase in the cash surrender value of life insurance policies.

Costs in excess of the fair value of net assets acquired, net of accumulated amortization increased by approximately $180,000. The change was primarily due to the Company's issuance in November 1994 of 37,740 shares of its common stock at an approximate market value of $211,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

The Company's trade accounts payable increased by $20,000 during the first two quarters of fiscal 1995 while accrued and sundry liabilities decreased by $93,000 (9%). The decrease in accrued liabilities was mainly the result of reductions in income tax payable and accrued incentive compensation during fiscal 1995.

IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first two quarters of fiscal 1995. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings

           The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements, and indemnification provisions with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or the Company's operations or financial position.


ITEM. 2.     Changes in Securities -

           None

ITEM 3.      Defaults Upon Senior Securities -

           None

ITEM 4.      Submission of Matters to a Vote of Security Holders -

           None

ITEM 5.      Other Information

           On February 10, 1995, the Company reported that it signed a non-binding letter of intent to acquire B.G. Industries, Inc., a privately held manufacturer of therapeutic replacement mattresses. On March 9, 1995, the Company announced that its negotiations to acquire B.G. Industries had been terminated by mutual agreement between both companies.

ITEM 6.      Exhibits & Reports on Form 8-K

           (a)  Exhibit 27 - Financial Data Schedule (For SEC use only)

           (b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                            /s/ Richard C. Coggins
                                            ----------------------------
                                            Richard C. Coggins
                                            Vice President - Finance





                                            /s/ Charles B. Mitchell
                                            -----------------------------
                                            Charles B. Mitchell
                                            President and Chief Executive
                                             Officer





                                            DATE:     May 12, 1995