Form 10-Q
period 1995-07-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1995-08-11
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                           ------------------------

                                   FORM 10-Q

                           ------------------------

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995.

                                      OR

 / /  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From           to         .
                                   -----------  ---------

                        Commission File Number 0-11392

                      SPAN-AMERICA MEDICAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            South Carolina                               57-0525804
- ----------------------------------------       --------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

         70 Commerce Center
         Greenville, South Carolina                        29615
- ----------------------------------------      ---------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, including area code: (803) 288-8877

                                 Not Applicable
- -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 3,175,437 shares as of August 1, 1995
- -------------------------------------------------------------------------------

                                     INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - July 1, 1995 and
             October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Statements of Income - three and nine months
             ended July 1, 1995 and July 2, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Cash Flows - nine months ended
             July 1, 1995 and July 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Notes to Consolidated Financial Statements - July 1, 1995  . . . . . . . . . . . . . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Interim
             Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
- ---------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
- ----------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     JULY 1,             OCTOBER 1,
                                                                                      1995                 1994
                                                                                   (Unaudited)            (Note)
                                                                                   -----------          ----------
ASSETS
Current Assets
Cash and equivalents                                                               $ 2,597,788          $ 1,557,542

Marketable securities                                                                2,071,091            1,956,039

Accounts receivable, net of allowances
of $472,000 at July 1, 1995 and
$341,500 at October 1, 1994                                                          4,006,210            3,909,025

Inventories - Note B                                                                 2,479,752            2,722,976

Prepaid expenses and other                                                             158,433              327,981
                                                                                   -----------          -----------
Total Current Assets                                                                11,313,274           10,473,563

Property and equipment, Net - Note C                                                 5,661,267            6,251,133

Costs in excess of fair value of net
assets acquired, net of accumulated
amortization of $156,378 at July 1,
1995 and $109,006 at October 1, 1994                                                 1,707,202            1,543,723

Other assets - Note D                                                                1,726,392            1,745,646
                                                                                   -----------          -----------
                                                                                   $20,408,135          $20,014,065
                                                                                   ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                   $ 1,436,163          $ 1,724,891

Accrued and sundry liabilities                                                       1,027,126            1,026,307

Current portion of long-term debt                                                       70,375               70,375
                                                                                   -----------          -----------
Total Current Liabilities                                                            2,533,664            2,821,573

Long-term Debt, less current portion                                                   303,938              356,719

Deferred Income Taxes and Compensation                                               1,973,151            1,916,493

Shareholders' Equity
Common Stock, no par value, 20,000,000
shares authorized; issued and
outstanding 3,271,737 shares at July 1,
1995 and 3,226,997 shares at October 1,
1994                                                                                 4,679,657            4,432,931

Additional paid-in capital                                                             145,834              145,834

Retained Earnings                                                                   11,146,204           10,767,609
                                                                                   -----------          -----------
                                                                                    15,971,695           15,346,374

Less guaranteed ESOP obligation                                                        374,313              427,094
                                                                                   -----------          -----------
Total Shareholders' Equity                                                          15,597,382           14,919,280
                                                                                   -----------          -----------
                                                                                   $20,408,135          $20,014,065
                                                                                   ===========          ===========

Note: The Balance Sheet at October 1, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                Three Months Ended                           Nine Months Ended

                                            July 1,              July 2,                 July 1,                 July 2,
                                             1995                 1994                    1995                   1994
                                            ------               ------                  ------                 ------
Net Sales                                 $7,758,581          $8,247,886               $22,393,086           $24,098,305

Cost of Goods Sold                         5,476,974           5,862,009                16,128,315            16,883,546
                                          ----------          ----------               -----------           -----------

Gross Profit                               2,281,607           2,385,877                 6,264,771             7,214,759

Selling and
Marketing Expenses                         1,147,633           1,121,281                 3,483,219             3,068,623

General and
Administrative
Expenses                                     711,781             678,665                 2,008,605             2,044,826
                                          ----------          ----------               -----------           -----------

Income from Operations                       422,193             585,931                   772,947             2,101,310

Other (expense)/income:
Interest expense                              (8,911)                 (7)                   (8,911)              (18,210)
Investment income
and other                                     97,452              45,553                   233,765               173,448
                                          ----------          ----------               -----------           -----------
                                              88,541              45,546                   224,854               155,238

INCOME BEFORE
INCOME TAXES                                 510,734             631,477                   997,801             2,256,548

Provision For Income
Taxes-Note E                                 191,000             240,000                   374,000               858,000
                                          ----------          ----------               -----------           -----------

NET INCOME                                $  319,734          $  391,477               $   623,801           $ 1,398,548
                                          ==========          ==========               ===========           ===========
Earnings Per
Common Share -Note F                      $      .10          $      .12               $       .19           $       .41

Dividends per
Common Share                              $     .025          $     .025               $      .075           $      .075

Weighted Average
Shares Outstanding                         3,271,737           3,323,700                 3,263,427             3,421,448


See Notes to Consolidated Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                          July 1,               July 2,
                                                                                           1995                  1994
                                                                                        -----------           ----------
OPERATING ACTIVITIES
Net Income                                                                             $  623,801            $1,398,548
Adjustments to reconcile net income to
net cash provided by operating
activities:
       Depreciation and amortization                                                      825,174               811,053
       Provision for losses on accounts
              receivable                                                                  104,000               107,000
       Loss on disposal of property, plant
               and equipment and abandonment
               of leasehold improvements                                                   27,704                 5,768
       Gain on sale of other assets                                                        (3,640)
       Increase in cash value of life
              insurance                                                                   (81,775)              (52,267)
       Deferred compensation                                                               56,658               (76,315)
       Changes in operating assets and liabilities:
              Accounts receivable                                                        (222,533)             (162,248)
              Inventory                                                                   243,224              (441,783)
              Prepaid expenses and other current assets                                   228,139                45,130
              Accounts payable and accrued expenses                                      (287,909)             (315,943)
                                                                                       ----------            -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,512,843             1,318,943

INVESTING ACTIVITIES
Purchases of marketable securities                                                       (607,410)
Proceeds from the sale of marketable
       securities                                                                         513,706               500,000
Purchases of property,plant and
       equipment                                                                         (163,568)             (469,683)
Proceeds from sale of property, plant
       and equipment                                                                       63,150
Payments for other assets                                                                 (37,019)              (42,366)
Proceeds from sale of other assets                                                          3,750
                                                                                       ----------            ----------

NET CASH (USED FOR) INVESTING ACTIVITIES                                                 (227,391)              (12,049)

FINANCING ACTIVITIES
Principal payments on long-term debt                                                                           (161,657)
Dividends paid                                                                           (245,206)             (254,725)
Payment of note payable                                                                                         (73,956)
Purchase and retirement of Common Stock                                                                      (1,566,300)
                                                                                       ----------            ----------

NET CASH (USED FOR) FINANCING ACTIVITIES                                                 (245,206)           (2,056,638)
                                                                                       ----------            ----------

INCREASE/(DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                      1,040,246              (749,744)
Cash and cash equivalents at beginning
 of period                                                                              1,557,542             2,226,912
                                                                                       ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $2,597,788            $1,477,168
                                                                                       ==========            ==========


See Notes to Consolidated Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  July 1, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the Company's annual report on Form 10-K for the year ended October 1, 1994.


NOTE B - INVENTORIES

The components of inventories are as follows:

                                                            July 1,                         October 1,
                                                             1995                               1994
                                                          ---------                         ----------
Raw Materials                                             $1,954,726                        $1,633,937
Work in Process                                               21,014                            18,454
Finished Goods                                               504,012                         1,070,585
                                                          ----------                        ----------
                                                          $2,479,752                        $2,722,976
                                                          ==========                        ==========



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                            July 1,                         October 1,
                                                             1995                              1994
                                                         -----------                       -----------
Land                                                      $  317,343                        $  317,343
Land Improvements                                            240,016                           240,016
Buildings                                                  3,613,216                         3,613,216
Machinery & Equipment                                      8,008,643                         8,042,247
Furniture & Fixtures                                         587,894                           577,168
Automobiles                                                    9,520                             9,520
Leasehold Improvements                                        95,420                            88,001
                                                         -----------                       -----------
                                                          12,872,052                        12,887,511
Less Accumulated Depreciation                              7,210,785                         6,636,378
                                                         -----------                       -----------
                                                         $ 5,661,267                       $ 6,251,133
                                                         ===========                       ===========


NOTE D - OTHER ASSETS

Other assets consist of the following:

                                                            July 1,                         October 1,
                                                             1995                              1994
                                                          ----------                        ----------
Patents, net of accumulated
amortization of $354,118 at
July 1, 1995 and $283,830 at
October 1, 1994                                           $  689,696                        $  723,769

Cash value of life insurance
policies                                                     860,791                           779,016

Terminated contract rights,
net of accumulated amortization
of $160,754 at July 1, 1995 and
$116,912 at October 1, 1994.                                 131,526                           175,368
Other                                                         44,379                            67,493
                                                          ----------                        ----------
                                                          $1,726,392                        $1,745,646
                                                          ==========                        ==========


NOTE E - INCOME TAXES

The provision for income taxes is based on the Company's estimate of the taxes expected to be due for the full fiscal year.

NOTE F - EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material. Future contingent shares have not been included in a fully diluted earnings per share calculation as their effect would be antidilutive.


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

NOTE H - SUBSEQUENT EVENT

Following the close of its third fiscal quarter, the Company repurchased 96,300 shares of its common stock for approximately $450,000 ($4.72 per share) in a private transaction from an unaffiliated seller.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF
 INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1995 declined 6 % to $7.8 million compared to $8.2 million in the third quarter of fiscal 1994. The decline in revenues was due mainly to lower sales of the Company's consumer TerryFoam products caused by a customer's decision to reduce inventory levels of seasonal products. Offsetting some of the decline were sales increases in the Company's industrial and medical foam business units. For the year to date in fiscal 1995, net sales fell 7% to $22.4 million from $24.1 million in the same period last year. The sales decrease for the year to date resulted mainly from lower unit and dollar volume of the Company's health care foam overlay and contract packaging products. Net income for the third quarter of 1995 was $319,700 ($.10 per share) compared to net income for the third quarter of 1994 of $391,500 ($.12 per share). The third quarter earnings brought year-to-date net income for 1995 to $623,800 ($.19 per share) as compared to $1,398,500 ($.41 per share) in fiscal 1994. The lower earnings resulted from the decline in sales volume and higher bad debt expenses related to a consumer customer's bankruptcy filing in late June.

The Company's health care foam sales increased by 3% to $3.6 million in the third quarter this year from $3.5 million in the same quarter last year due mainly to an increase in dollar volume and unit sales of mattresses lead by the Company's two new mattress products, PressureGuard IV and Dynaguard. For the year to date in fiscal 1995, health care foam sales decreased by 13% to $10.1 million from $11.6 million in the same period last year as the increase in mattress sales did not offset the decline in unit sales of foam overlays. Management expects that sales of health care foam overlay products will decline slightly during the remainder of fiscal 1995. However, sales of other health care products are expected to increase, offsetting the majority of the expected declines in foam overlay sales.

Sales of the Company's health care foam products to Baxter Healthcare Corporation, one of the Company's largest customers, have been impacted during the last five quarters by Baxter's decision in February 1994 to begin carrying a competing line of foam products. Baxter continues to carry the Company's health care foam products, but not on an exclusive basis as they did prior to February 1994. The Company's sales to

Baxter are expected to continue at current levels during the remainder of fiscal 1995. During the last year, the Company has been successful in establishing relationships with other national and regional distributors.
Sales of health care products to these new customers during the last quarter of fiscal 1995 are expected to be higher than the last quarter of 1994.

Sales of consumer foam products declined during the third quarter by 27% to $1.6 million from $2.2 million in the same period last year. The decline was due mainly to lower sales of the Company's consumer TerryFoam products caused by a customer's decision to reduce inventory levels of seasonal products. Year to date sales of consumer foam products increased 3% to $5.1 million from $4.9 million. Most of the increase was due to higher unit sales volume of consumer foam mattress pads which more than offset the decline in TerryFoam sales. Management expects that consumer foam sales in the fourth quarter of fiscal 1995 will be similar to those in the fourth quarter of fiscal 1994.

Industrial foam sales increased by 26% in the third quarter of fiscal 1995 to $968,000 from $769,000 in the same quarter last fiscal year. For the year to date, industrial sales rose 33% to $2.6 million from $1.9 million in fiscal 1994. The third quarter and year to date increase was primarily the result of higher sales to existing customers. Industrial foam sales in the fourth quarter of fiscal 1995 are expected to be higher than in the fourth quarter of fiscal 1994.

Contract packaging sales decreased 11% to $1.6 million in the third quarter of fiscal 1995 from $1.8 million in the third quarter of fiscal 1994 due to a lower volume of health care contract packaging products. Year to date contract packaging sales decreased 17% in 1995 to $4.7 million from $5.6 million in the same period in 1994. Management expects that contract packaging sales in the fourth quarter of fiscal 1995 will be higher than those in the fourth quarter of fiscal 1994.

The Company's gross profit declined approximately 4% to $2.3 million for the third quarter of 1995 from $2.4 million in the third quarter of fiscal 1994. The gross margin percentage for the third quarter of fiscal 1995 remained constant at 29% as compared to the third quarter last year. Year-to-date gross profit decreased by 13% to $6.3 million in the first nine months of this fiscal year from $7.2 million for the same period last year. The year-to-date gross margin percentage decreased to 28% from 30% last year. The decreases in gross profit level and margin were due to lower sales volume during the first three quarters of fiscal 1995 and to a less profitable product mix. Management expects the Company's gross margin percentage for fiscal 1995 to be slightly lower than that of fiscal 1994.

Sales and marketing expenses remained constant at $1.1 million for the third quarter of fiscal 1995 compared to the same quarter last year. For the year to date in fiscal 1995, these expenses increased by 14% to $3.5 million as compared to $3.1 million in the same period last year. The majority of the increase in sales and marketing expenses occurred in the medical foam portion of the business and was the result of the Company's change from using a single exclusive distributor to using multiple national distributors to sell its health care foam products. Total sales and marketing expenses for the full 1995 fiscal year are expected to be higher than those of fiscal 1994.

General and administrative expenses increased by 5% for the third quarter of fiscal 1995 to $712,000 as compared to $679,000 in the third fiscal quarter of last year. The increase was caused by higher bad debt expenses related to a consumer customer's bankruptcy filing in late June. Fiscal 1995 year to date general and administrative expenses decreased by approximately $40,000 or 2% to $2.0 million compared to the first nine months of fiscal 1994. General and administrative expenses for the full 1995 fiscal year are expected to be slightly lower than in fiscal 1994.

During the first nine months of fiscal 1995, the Company paid dividends of $245,000, or 39% of net income for the year to date period. This amount represented three quarterly dividends of $.025 per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $1,513,000 during the first nine months of fiscal 1995, which was used to fund its investing and financing activities. The Company's working capital increased by $1.1 million or 15% during the nine months ended July 1, 1995 as a result of cash provided by operations. The Company's current ratio increased to 4.5 at July 1, 1995 from
3.7 at fiscal year end 1994.

Accounts receivable, net of allowances, increased by $97,000 (2%) to $4.0 million. All of the Company's accounts receivable are unsecured.

Inventory, net of reserves, declined by $243,000, or 9%, during the first three quarters of fiscal 1995 to $2.5 million. The decline reflects normal monthly fluctuations in raw material and finished goods inventory. Management expects a slight increase in inventory levels by fiscal year end 1995.

Net property and equipment decreased by $590,000, or 9%, during the first nine months of fiscal 1995. The change resulted from the combination of capital expenditures of $164,000 and normal depreciation expense. Management expects that capital expenditures during the remainder of fiscal 1995 will be minimal.

Costs in excess of the fair value of net assets acquired increased by approximately $163,000, net of accumulated amortization. The change was primarily due to the Company's issuance in November 1994 of 37,740 shares of its common stock at an approximate market value of $211,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

In July 1995, the Company repurchased 96,300 shares of its common stock for approximately $450,000 ($4.72 per share) in a private transaction from an unaffiliated seller. The repurchased shares will be retired.

The Company's trade accounts payable declined by $289,000 (17%) to $1.4 million during the first three quarters of fiscal 1995. The decrease was due mainly to normal monthly fluctuations in accounts payable balances. Accrued and sundry liabilities remained stable at $1.0 million as compared to fiscal year end 1994.


IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first three quarters of fiscal 1995. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings

              The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or the Company's operations or financial position.


ITEM 2.       Changes in Securities - None


ITEM 3.       Defaults Upon Senior Securities - None

ITEM 4.       Submission of Matters to a Vote of Security
              Holders -

              None

ITEM 5.       Other Information - None

ITEM 6.       Exhibits & Reports on Form 8-K

              (a) Exhibit 3.(ii) Amendment to the Corporation's Bylaws dated April 25, 1995

              (b)   Exhibit 27 Financial Data Schedule

                           (For SEC Use Only)

              (c)   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                  /s/ Richard C. Coggins
                                  ------------------------
                                  Richard C. Coggins
                                  Vice President - Finance





                                  /s/ Charles B. Mitchell
                                  -------------------------
                                  Charles B. Mitchell
                                  Pres. and Chief Executive Officer





                                  DATE:     August 10, 1995