Form 10-Q/A
period 1995-04-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1995-12-22
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      ------------------------------------

                                   FORM 10-QA1
                      ------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995.

                                                             OR

[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            South Carolina                         57-0525804
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification Number)

         70 Commerce Center
         Greenville, South Carolina                        29615
     (Address of Principal Executive Offices)            (Zip Code)

     Registrant's telephone number, including area code: (803) 288-8877

                                 Not Applicable
      Former name, former address and former fiscal year, if changed since last report.

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

It has come to the attention of the registrant that its report on Form 10-Q for the quarter ended April 1, 1995 omitted information regarding matters submitted to shareholders at the Company's 1995 Annual Meeting. Such information is shown below.


ITEM 4.           Submission of Matters to a Vote of Security Holders -

         The Company held its Annual Meeting of Shareholders on February 10, 1995. At this Annual Meeting, Richard C. Coggins, Brien Laing, and Charles B. Mitchell were elected to three-year terms as Directors. The voting details are as follows:


                                                                          For            Withheld         Not voted
                  Richard C. Coggins                                   2,629,906          347,030           287,801
                  Brien Laing                                          2,297,284          679,652           287,801
                  Charles B. Mitchell                                  2,293,454          683,482           287,801




                                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPAN-AMERICA MEDICAL SYSTEMS, INC.

                                    /s/ Richard C. Coggins
                                    Richard C. Coggins
                                    Vice President - Finance


                                    /s/ Charles B. Mitchell
                                    Charles B. Mitchell
                                    Pres. and Chief Executive Officer

                                    DATE:     December 20, 1995