Form 10-K
period 1995-09-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1995-12-26
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1995
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         South Carolina                                  57-0525804
   (State or other jurisdiction of                    (I.R.S Employer
    incorporation or organization)                   Identification No.)
                               70 Commerce Center
                        Greenville, South Carolina 29615
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 288-8877

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class                Name of exchange on which registered
              None                                          None

Securities registered pursuant to Section 12(g) of the Act:
                  Title of each class
          Common Stock, no par value
------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 21, 1995 was $17,315,394.

         The number of shares of the registrant's common stock, no par value, outstanding as of December 21, 1995, was 3,225,608.
                                        Documents Incorporated By Reference

          Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 16, 1996 are incorporated by reference into Part III.
------------------------------------------------------------------------------

                                     PART I

Item 1.  Business
                                   Background

         Span-America Medical Systems, Inc. (the "Company" or "Span-America"), was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products and contract packaging products for the medical, consumer and industrial markets.

         Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the decubitus care market. Decubitus care products aid in the treatment or prevention of decubitus ulcers, commonly known as bed sores or pressure ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt mattress overlay in the health care market which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to the consumer market segment. Span-America's foam products (including replacement mattresses described below) made up approximately 79% of the Company's total net sales in fiscal 1995.

         To diversify its operations and to capitalize upon its familiarity and contacts within the health care industry, Span-America entered the contract packaging business in 1987. These initial contract packaging operations were based on a three-year commitment to supply Baxter Healthcare Corporation ("Baxter") with all of its contract packaging requirements. This agreement expired during the first quarter of fiscal 1991. The Company currently provides contract packaging services to a variety of customers throughout the United States. During fiscal 1995, contract packaging products accounted for approximately 21% of total net sales.

         The Company entered the replacement mattress segment of the pressure ulcer care market in fiscal 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing Healthflex's PressureGuard line of replacement mattresses directly to hospitals and long-term care facilities.

         The Company's long-term strategy is to become a leading health care manufacturer specializing in products used in the prevention and treatment of pressure ulcers. A majority of the Company's medical products are currently directed toward pressure ulcer care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products.

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 1995 were approximately $954,000 or 3% of total net sales.

                              Industry Segment Data

         The industry segment data included in Note 15 to the Company's audited consolidated financial statements for the year ended September 30, 1995, presented on page 24 of the 1995 Annual Report is incorporated herein by reference.

Medical Products

         Span-America's principal medical products consist of polyurethane foam mattress overlays, therapeutic replacement mattresses, and patient positioners. These products are marketed primarily to hospitals but are also marketed to long term care facilities in the United States. The Company also sells these products on a limited basis in Canada. Sales of medical products represented 45%, 47%, and 55% of sales in 1995, 1994, and 1993 respectively.

         Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 22% of the Company's total net sales in fiscal 1995. These products are designed to provide patients with greater comfort and assist in treating patients suffering from burns or pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

         The Geo-Matt mattress overlay, which was introduced in 1985, represents the Company's single largest product in terms of revenues. However, Geo-Matt sales have declined in each of the last three fiscal years. Geo-Matt was designed with computer-aided equipment in conjunction with clinical studies performed by the Institute for Rehabilitation and Research at the Baylor College of Medicine. The product's patented design includes over 800 individual cells which are cut to exacting tolerances on computer controlled equipment to create a sophisticated and clinically effective mattress surface.

         The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also evenly distributes the patient's body weight, thereby minimizing the pressure that causes ulcers.

         Replacement Mattresses. Span-America's replacement mattresses consist of its PressureGuard(R) mattresses, a line of therapeutic replacement mattresses (as distinguished from overlays), acquired through the acquisition of Healthflex in February 1992. The patented PressureGuard product combines a polyurethane foam shell and static air tubes to form a replacement mattress which incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated mattresses containing dynamic features. PressureGuard mattresses are designed to replace existing hospital or long-term care mattresses and to eliminate the need for mattress overlays. The PressureGuard mattress has preventative and therapeutic features, providing orthopedically correct positioning, equalized support and weight distribution, shear reduction, and pressure dispersion. The product line is now being sold primarily to acute care hospitals in the United States through the Company's direct sales force of approximately 20 representatives. The Company is also increasing its marketing efforts for this product in Canada. During fiscal 1995 replacement mattresses and related products made up approximately 9% of total net sales.

         In November 1993, the Company received FDA 510K marketing approval for its PressureGuard IV (PGIV) mattress system. Building on the comfort and orthopedic support of the PressureGuard II design, PressureGuard IV is a sophisticated support system that provides pressure reduction and patient comfort in a powered, dynamic mattress with turning capabilities. The mattress automatically senses the patient's weight and adjusts to the appropriate support level for each patient to minimize surface pressures. The system slowly and quietly repositions patients at angles up to 30 degrees in cycles of up to two hours, providing continuous care for effective prevention and treatment of pressure ulcers. When disconnected from a power source, the system maintains proper inflation and optimum patient support until power is restored and rotation can resume. The simplicity of the PressureGuard IV mattress system makes it easy to use and virtually maintenance free. Standard operating modes are pre-programmed, with the flexibility to customize settings for each patient's care. During fiscal 1995, PGIV and related products made up approximately 6% of total net sales.

         In November 1994, Span-America introduced the DynaGuard alternating pressure mattress. This powered, dynamic replacement mattress is being targeted to the home care market. In June 1995, the Company introduced the CustomCare(TM) therapeutic mattress system. The CustomCare mattress uses principles of "constant force technology" to create a new category of non-powered, self-adjusting mattress systems for the acute care and long-term care markets.

          Patient   Positioners.   Span-America's   specialty  line  of  patient
positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 8%
                                        3
of the Company's net sales in fiscal 1995. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, wheelchair cushions, cast elevators and various foot and wrist positioners.

         Span-America's patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors. Span-Aids are believed by the Company to be one of the most effective patient positioning devices available in the health care market, as compared to pillows, rolled towels and other similar materials traditionally used by nursing personnel to position immobilized patients. Span-Aids are constructed of open-cell polyurethane foam which allows air to circulate next to the patient's skin, thereby reducing extensive heat and moisture build-up.

         Most Span-Aids body positioners are pressure packaged to reduce the amount of storage space required by hospitals and other facilities which utilize them. This patented packaging method reduces the package size by as much as 75% while protecting the positioners from dust and contamination during transportation and storage.

         Distributor Relationship. Approximately 27% of the Company's medical foam products are sold to Baxter which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Baxter (formerly American Hospital Supply) for 17 years. Sales of the Company's medical foam overlay products to Baxter Healthcare Corporation, have declined during the last two fiscal years due to Baxter's decision in February 1994 to begin carrying a competing line of foam products. A continued decline in sales to Baxter could have a negative effect on the Company's earnings in fiscal 1996. However, management believes that any negative earnings impact of the decline in foam overlay sales should be offset by increases in sales of these products to other national distributors and by sales increases in the Company's other product lines. The Company's foam overlay products are now available through a number of national distributors rather than exclusively from Baxter as was the case until early 1994. Sales of medical foam products to Baxter have declined by approximately $11 million since fiscal 1993. However, during the same period, sales of these products to other national distributors have increased by $6 million, offsetting more than half of the decline in sales to Baxter.

Consumer Products

         Span-America's consumer products consist primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. The Company's principal consumer mattress overlays are produced under private labels for J.C. Penney and Target Stores. The majority of the Company's consumer bedding products are marketed by Pillowtex, which sells the products to department stores and mass merchandisers throughout the United States.

         In 1990, Span-America introduced its TerryFoam(R) comfort products which are designed to be used on all types of outdoor furniture. Formerly produced by contract manufacturers according to the Company's specifications, these products are now manufactured by the Company. They are being sold and distributed directly by Span-America to retailers nationwide.

         Consumer products represented approximately 23% of the Company's total net sales in fiscal 1995 as compared to 21% in 1994 and 19% in 1993.

Industrial Products

         Span-America's industrial products consist primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the industrial foam market. The Company currently has two full-time sales representatives and several manufacturers representatives selling its foam fabrication capabilities to the industrial market. Its customers represent a wide variety of markets, including the defense, electronics and sports equipment industries. The industrial foam segment of the business made up approximately 12% of the Company's net sales in fiscal 1995 as compared to 9% in 1994.

Contract Packaging Products

         Span-America's contract packaging products are principally single-use flexible packettes containing various chemicals which are used for cleaning, sterilizing or lubricating purposes. Approximately 21% of the Company's fiscal 1995 sales were contract packaging products as compared to 22% in 1994, and 20% in 1993. Contract packaging products are generally foil pouches containing a piece of non-woven cloth which has been saturated with substances such as alcohol or iodine. The Company markets its contract packaging capabilities principally to large health care and pharmaceutical companies. Since the Company's main function is that of a contract manufacturer, it primarily relies on the distribution networks of its customers.

         The Company's contract manufacturing facilities include a high quality water filtration system, liquid/gel blending facilities and equipment which fills flexible packettes with a variety of chemicals, powders, gels, swab sticks and other products. Span-America utilizes high-speed horizontal and vertical "form, fill and seal" packaging machines to produce a significant portion of the contract packaging products. The Company also provides bottle (liquid) filling services to its customers.

         Although Span-America functions primarily as a contract manufacturer of flexible packaging products, it also produces a line of such products under its own Span-Care brand, consisting principally of single-use towelettes, swabs and gels. The Company employs two sales representatives to sell this Span-Care line to hospitals and alternate site facilities, including long-term care facilities and home health care distributors.

         The Company also manufactures contract packaging products for the consumer market segment. These items consist mainly of health and beauty aid products such as towelettes, lotions and powders. Span-America acts as a contract manufacturer of these products, blending and packaging them according to customer specifications. They are sold and distributed by Span-America's customers to a variety of retail outlets in the United States.

                                   Competition

         Medical. In the medical market segment, the Company faces significant competition for sales of its foam mattress overlays. The competition for convoluted mattress overlays is primarily based on price and delivery. For other foam mattress overlay products (such as the Geo-Matt overlay), the competition is based mainly on product performance and quality. However, to a lesser extent, the competition for Geo-Matt type overlays is also based on price and delivery. Competition with respect to the Company's Span-Aid products is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods such as the use of pillows and other devices to position patients.

         The Company believes that it is among the top five suppliers of foam mattress overlays and patient positioners to the health care market. The Company's primary competitors in the health care market include Bio Clinic (division of Sunrise Medical), Dermacare, Gaymar, and DeRoyal.

         The competition in the therapeutic replacement mattress market is based on product performance, price and durability. Potential customers typically select a product based on these criteria after conducting a formal clinical evaluation of sample mattresses for periods of one to six months. A secondary source of competition results from alternative products such as mattress overlays which are significantly less expensive than replacement mattresses.

         The market for therapeutic replacement mattresses has developed principally during the last three years and is currently dominated by five suppliers: BG Industries, Hill-Rom, Comfortex, DermaCare, and Bio Clinic. BG Industries utilizes Baxter to distribute its mattresses primarily to hospitals. The other competitors use their own sales representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide. The Company's entrance into the replacement mattress market in 1992 also placed it in direct competition with Baxter for sales of replacement mattress products. See "Distributor Relationship" on page 4 for further discussions regarding Baxter and the Company.

         Many of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         Consumer. In the consumer market segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Comfort Clinic (a division of Sunrise Medical) and ER Carpenter, both of which are larger than Span-America.

         Industrial. The Company also has a number of competitors in the industrial foam market, including United Foam, Hibco and Foam Design. Some of these competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are as important as the price of the product.

         Contract Packaging. A significant level of competition has been experienced in the markets into which the medical contract packaging products are sold. This competition is based mainly on price, quality and manufacturing capability. Many of the contract packaging products have the characteristics of commodity products and thus can be produced at several manufacturing facilities in the United States. The Company's chief competitors in this market are PDI/Nice Pak, Packaging Coordinators, Paco, Marietta Packaging and Clinipad.

         There is also significant competition for the Company's contract packaging products sold in the consumer market. The main bases for this competition are quality, capacity and breadth of manufacturing capabilities. There are currently many companies, some larger and with greater resources than Span-America, which have the capability to produce equivalent products.

                                 Major Customers

         The Company has a business relationship with Baxter Healthcare Corporation ("Baxter") to distribute certain of its foam and contract packaging products. In fiscal 1995, sales to Baxter amounted to approximately 12% of the Company's total net sales and approximately 27% of the Company's sales to the medical foam segment. Span-America also has a relationship with Pillowtex Corporation to distribute certain of its consumer foam products. Sales to Pillowtex during fiscal 1995 made up approximately 15% of the Company's net sales and approximately 64% of sales in the consumer foam segment. The Company has a relationship with another customer to manufacture specific contract packaging products for the consumer market segment. Sales to this customer comprised approximately 5% of the Company's fiscal 1995 net sales and 25% of the contract packaging segment sales during the same period.

         The loss of any of the customers described above could have a material adverse effect on the Company. See "Distributor Relationship" on page 4, "Consumer Products" on page 5, and "Competition" on pages 6 and 7 for more information on major customers.
                                 Seasonal Trends

         Some seasonality can be identified in certain of the Company's medical foam, consumer foam and contract packaging products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced any seasonal fluctuations in its industrial segment.

         The most seasonal of the Company's products is the TerryFoam line of chaise and chair pads. Demand for shipments of these products generally is highest in January through April of each year as retail stores begin stocking their summer merchandise. The impact of this seasonality on the Company will depend largely on the volume of sales achieved for this product line. During previous fiscal years, the seasonality of TerryFoam products has had only a minor impact on the Company's operations.

                             Patents and Trademarks

         The Company holds 28 federally registered trademarks, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE AND PRESSUREGUARD. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 44 United States patents and 8 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 12 and 14 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 14 years.

         Certain of the Company's patents have been assigned or exclusively licensed to the Company by Donald C. Spann, the Company's founder and former chairman, until January 1, 1996. In connection with such assignments, the Company is obligated to pay Mr. Spann royalties equal to 3% of net sales on all products covered by such patents. In the event that the Company defaulted on these royalty payments, such patents would revert to Mr. Spann. On January 1, 1996, all patents assigned or licensed to the Company by Mr. Spann will become the property of the Company, and the Company will have no further obligation to make the royalty payments.

                            Raw Materials and Backlog

         Polyurethane foam, foil packaging, various chemical solutions and non-woven cloth account for approximately 80% of Span-America's raw materials. In addition, the Company uses corrugated shipping cartons, polyethylene plastic packaging material and hook-and-loop fasteners. The Company believes that its basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

         As of September 30, 1995, Span-America had unshipped orders of approximately $2.6 million which represents a 10% decrease compared to a backlog of $2.9 million at fiscal year end 1994. All orders in the current backlog will be filled in the 1996 fiscal year.

                                    Employees

         On September 30, 1995, the Company had full-time employment of 250 persons, including 5 officers. Of these employees, 25 were executive or management personnel, 12 were administrative and clerical personnel, 19 were sales personnel and 189 were manufacturing employees. The Company is not a party to any collective bargaining agreement, and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

                           Supervision and Regulation

         The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration (the "FDA") of the marketing, manufacture, labeling, packaging and distribution of medical devices, including the Company's products. These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports. In addition, the Company's manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with "good manufacturing practices" as required by the FDA and state regulatory authorities. The Company believes that it is in substantial compliance with applicable regulations and does not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

                              Environmental Matters

         The Company's manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. Span-America believes that it is in compliance with applicable regulations. The Company does not anticipate that continued compliance will have a material effect on the Company's capital expenditures, earnings or competitive position.

Item 2.  Properties

         The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13 acre site. The Company also leases approximately 60,000 square feet of warehouse space in Greenville for $13,672 per month until the lease expires in May 1997.

         The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The lease rate is $14,196 per month and increases annually over the term of the lease to $15,615 per month until the lease expires in December 1997. The Company closed its Vermont manufacturing plant in July 1994 and consolidated the operation into the South Carolina facilities.

        The South Carolina and California facilities are considered suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings

         The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1995 fiscal year.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 11 of the Company's 1995 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the inside back cover of the Company's 1995 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the "Selected Financial Information" on page 10 of the Company's 1995 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

         Management's Discussion and Financial Analysis on pages 12 through 15 of the Company's 1995 Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company included on pages 16 through 26 of the Company's 1995 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 1995 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

              (3) Listing of Exhibits


3.1               Amendment to the Company's by-laws dated April 25, 1995:  Incorporated by reference to Exhibit 3(ii) to the Company's quarterly report on Form
                  10-Q for the quarter ended July 1, 1995.

4.1               Specimen of Common Stock certificate: Incorporated by reference to
                  Exhibit 1 to the Form S-8, Commission File No. 33-32896.





4.2               The Registrant hereby agrees to furnish to the Securities and Exchange
                  Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1              Patent Assignment and Royalty Agreement between Donald C. Spann and the Company, with letter amendment thereto: Incorporated by reference to
                  Exhibit 10(c) to the Form S-18.

10.2              Contract between the Company and Pillowtex Corporation dated
                  September 30, 1986: Incorporated by reference to Exhibit 10-1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1986, Commission File No. 0-11392 (the "1986 10-K").

10.3              1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended October
                  2, 1987, Commission File No. 0-11392.

10.4              Employee Stock Ownership Plan - Summary Plan Description:
                  Incorporated by reference to Exhibit 10.6 to the 1990 10-K.

10.5              1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the
                  1991 10-K.

10.6              Retirement Agreement dated February 6, 1991 between the Company and
                  Donald C. Spann: Incorporated by reference to Exhibit 10.7 to the 1991
                  10-K.

10.7              Contract between the Company and Healthflex, Inc. dated February 28,
                  1992: Incorporated by reference to Exhibit 2.1 to the February 28, 1992
                  Form 8-K.

10.8              Loan Agreement dated as of September 15, 1983 and amended as of April
                  19, 1984 and as of September 1, 1986 among Greenville County, South
                  Carolina, NCNB South Carolina and the Company, and Mortgage and
                  Security Agreement dated as of September 15, 1983, and amended as of
                  April 19, 1984 and as of September 1, 1986 between Greenville County and the Company: Incorporated by reference to Exhibits 19.1 and 19.2 of the
                  Company's Quarterly Report on Form 10-Q for the quarter ended March
                  28, 1992.

10.9              Contract between the Company and BriGam, Inc. dated October 16, 1992 terminating a royalty agreement:  Incorporated by reference to Exhibit






                  10.10 to the Company's annual report on Form 10-K for the fiscal year ended October 3, 1992, Commission File No. 0-11392.

10.10             Voluntary Resignation Agreement dated July 30, 1993 between the
                  Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  July 3, 1993.

10.11             Employment Agreement dated February 28, 1992 between the Company and John W. Wilkinson: Incorporated by reference to Exhibit 28A to the
                  Current Report on Form 8-K (the "February 28, 1992 Form 8-K") filed by the Company with the Commission on February 28, 1992.

10.12             Consulting Agreement dated August 1, 1994 between the Company and
                  John W. Wilkinson:  Incorporated by reference to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended July 2,
                  1994.

10.13             Retirement Agreement dated September 23, 1994 between the Company and Charles B. Mitchell.  Incorporated by reference to Exhibit 10.13 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  October 1, 1994.

13.1              1995 Annual Report to Shareholders.

23.0              Consent of Ernst and Young LLP.

27.0              Financial Data Schedule (For SEC Use Only)

         (b)  Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1995.

         (c)  Exhibits
                  The exhibits required by this section of Item 14 are attached hereto or incorporated by reference.

         (d)  Financial Statement Schedules
                  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By: /s/ Brien Laing                                           December 20, 1995
Brien Laing, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Charles B. Mitchell            President, Chief Executive Officer and
Charles B. Mitchell                Director  (Principal Executive Officer)

/s/ Richard C. Coggins              Chief Financial Officer and Director
Richard C. Coggins                 (Principal Financial Officer)

/s/ Gwendolyn L. Randolph           Controller
Gwendolyn L. Randolph

/s/ Thomas F. Grady, Jr.            Director
Thomas F. Grady, Jr.

/s/ Douglas E. Kennemore            Director
Douglas E. Kennemore, M.D.

/s/ Brien Laing                     Director
Brien Laing

/s/ W. Marcus Newberry              Director
W. Marcus Newberry, M.D.

/s/ James M. Shoemaker, Jr.         Director
James M. Shoemaker, Jr.

/s/ Raymond M. Tortolani            Director
Raymond M. Tortolani

/s/ Robert A. Whitehorne            Director
Robert A. Whitehorne

                              15                             December 20, 1995

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year Ended September 30, 1995

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of Span-America Medical Systems, Inc., included in the annual report of the registrant to its shareholders for the year ended September 30, 1995 are incorporated by reference in Item 8:


     Consolidated Balance Sheets - September 30, 1995 and October 1, 1994

     Consolidated Statements of Income - Years ended September 30, 1995, October 1, 1994 and October 2, 1993

     Consolidated Statements of Shareholders' Equity - Years ended September 30, 1995, October 1, 1994 and October 2, 1993.

     Consolidated Statements of Cash Flows - Years ended September 30, 1995, October 1, 1994 and October 2, 1993

     Consolidated Notes to Financial Statements - September 30, 1995


The following consolidated financial statement schedule of Span-America Medical Systems, Inc. is included in Item 14(d):

     Schedule VIII  -   Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                Schedule VIII - Valuation and Qualifying Accounts

                       Span-America Medical Systems, Inc.

------------------------------------------------------------------------------------------------------------------------------------

                COL. A                      COL. B                       COL. C                          COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (1)                  (2)
              Description           Balance at Beginning  Charged to Costs and    Charged to Other     Deductions-    Balance at End
                                         of  Period              Expenses         Accounts - Describe   Describe        of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended September 30, 1995

Deducted from asset accounts:
  Reserve for uncollectible accounts         $225,000           $ 24,000                               $44,000 (a)       $205,000
  Reserve for discounts                       116,500                              $33,500 (b)                            150,000

Totals                                       $341,500           $ 24,000           $33,500             $44,000           $355,000

Year Ended October 1, 1994

Deducted from asset accounts:
  Reserve for uncollectible accounts          $215,000          $138,000                              $128,000 (a)      $225,000
  Reserve for discounts                         69,000                            $47,500 (b)                            116,500

Totals                                        $284,000          $138,000          $47,500             $128,000          $341,500

Year Ended October 3, 1993

Deducted from asset accounts:
  Reserve for uncollectible accounts          $145,000          $ 51,000         $73,000 (c)            $54,000 (a)     $215,000
  Reserve for discounts                         81,000                                                   12,000 (d)       69,000

Totals                                        $226,000          $ 51,000         $73,000                $66,000         $284,000


-----------
(a)  Uncollectible accounts written off.
(b)  Net increase in sales discounts charged to income as a reduction of sales.
(c)  Returns and allowances charged to income as a reduction of sales.
(d)  Net reduction in sales discounts credited to income as reduction of sales adjustments.

                                   F-3