Form 10-Q
period 1995-12-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1996-02-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------

                                      ---
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended December 30, 1995.

                                       OR

( )  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, No Par Value -  3,221,213 shares as of 2/2/96
         -----------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Balance Sheets - December 30, 1995 and
        September 30, 1995...........................................3

         Statements of Income - Three months ended
            December 30, 1995 and December 31, 1994..................4

         Statements of Cash Flows - Three months ended
            December 30, 1995 and December 31, 1994..................5

         Notes to Financial Statements - December 30, 1995...........6

Item 2.           Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations...8

PART II.  OTHER INFORMATION.........................................11

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES..........................................................12

PART 1.           FINANCIAL INFORMATION
ITEM 1.           Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                December 30,       September 30,
                                                                     1995               1995
                                                                 (Unaudited)           (Note)
ASSETS
Current Assets
  Cash and equivalents                                            $   875,692       $ 1,242,396
  Securities available for sale                                     3,180,069         2,876,449
  Accounts receivable, net of allowances of
     $392,000 at December 30, 1995 and
     $355,000 at September 30, 1995                                 4,059,988         4,446,913
  Inventories - Note B                                              3,107,290         2,800,896
  Prepaid expenses and other                                          183,023           221,929
                                                                   ----------        ----------

Total Current Assets                                               11,406,062        11,588,583
Property and Equipment, net - Note C                                5,392,086         5,457,350
Costs in  excess  of fair  value  of net  assets
acquired,  net of  accumulated
   amortization of $190,630, at December 30, 1995 and
   $172,383 at September 30, 1995                                   1,909,708         1,691,197
Other Assets - Note D                                               1,962,578         1,876,573
                                                                   ----------        ----------
                                                                  $20,670,434       $20,613,703
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                $ 1,561,014       $ 1,651,796
  Accrued and sundry liabilities                                    1,003,152         1,325,334
  Current portion of long-term debt                                    70,375            70,375
                                                                   ----------        ----------
Total Current Liabilities                                           2,634,541         3,047,505
Long-term Debt, less current portion                                  268,750           286,344
Deferred Income Taxes and Compensation                              1,878,305         1,844,517
Shareholders' Equity
  Common  Stock,  no  par  value,  20,000,000  shares
authorized;   issued  and
   outstanding 3,225,608 shares at December 30, 1995
   and 3,175,437 shares at September 30, 1995                       4,461,878         4,225,122
  Additional paid-in capital                                          145,834           145,834
  Retained earnings                                                11,620,251        11,421,100
                                                                   ----------        ----------
                                                                   16,227,963        15,792,056
  Less guaranteed ESOP obligation                                     339,125           356,719
                                                                   ----------        ----------
Total Shareholders' Equity                                         15,888,838        15,435,337
                                                                   ----------        ----------
                                                                  $20,670,434       $20,613,703

Note: The Balance Sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                    Three Months Ended

                                                    Dec. 30,         Dec. 31,
                                                     1995               1994

Net Sales                                          $7,049,185        $6,908,834
Cost of Goods Sold                                  4,956,491         4,928,439
                                                   ----------        ----------

Gross Profit                                        2,092,694         1,980,395

Selling and Marketing
 Expenses                                           1,111,834         1,167,117
General & Administrative Expenses                     615,506           634,581
                                                   ----------        ----------

Income from Operations                                365,354           178,697

Other (expense) Income:
 Interest Expense                                     (7,988)
 Investment Income
  and Other                                            90,426            63,920
                                                   ----------        ----------
                                                       82,438            63,920
                                                   ----------        ----------

INCOME BEFORE INCOME TAXES                            447,792           242,617

Provision For Income Taxes                            168,000            90,300
                                                  -----------        ----------

NET INCOME                                         $  279,792        $  152,317
                                                   ==========        ==========


Earnings Per Share of
 Common Stock - Note F                             $      .09        $      .05
                                                   ==========        ==========


Dividends Per Common Share                         $     .025        $     .025
                                                   ==========        ==========

Weighted Average Shares Outstanding                 3,205,209         3,249,807
                                                   ==========        ==========


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                Dec. 30,         Dec. 30,
                                                                  1995              1994
                                                              ----------        -------
OPERATING ACTIVITIES
Net Income                                                     $279,792         $152,317
Adjustments to reconcile net income to
net cash provided by operating
activities:
   Depreciation and amortization                                254,888          272,302
   Provision for losses on accounts receivable                   38,000
   Loss on disposal of property, plant
      and equipment                                              10,636           16,091
   Increase in cash value of life insurance                     (36,029)         (71,006)
   Deferred compensation                                         33,787            6,980
   Changes in operating assets and liabilities:
     Accounts receivable                                        344,165          (85,509)
     Inventory                                                 (306,394)         159,057
     Prepaid expenses and other current assets                  (14,564)          (6,209)
     Accounts payable and accrued expenses                     (412,967)        (466,283)
                                                               --------        ----------
NET CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES            191,314          (22,260)

INVESTING ACTIVITIES
Purchases of marketable securities                             (800,000)
Proceeds from the sale of marketable securities                 499,868
Purchases of property, plant and equipment                     (141,316)         (41,035)
Proceeds from sale of property, plant and equipment                               60,000
Payments for other assets                                       (35,929)         (12,780)
                                                              ----------         --------
NET CASH (USED FOR)/PROVIDED BY INVESTING ACTIVITIES           (477,377)           6,185

FINANCING ACTIVITIES
Dividends paid                                                  (80,641)         (81,618)
                                                               ---------       ----------
NET CASH (USED FOR) FINANCING ACTIVITIES                        (80,641)         (81,618)
                                                               ---------       ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                         (366,704)         (97,693)
Cash and cash equivalents at beginning of period               1,242,396        1,557,542
                                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $875,692       $1,459,849
                                                              ==========       ==========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                December 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

NOTE B - INVENTORIES
The components of inventories are as follows:

                                December 30,                       September 30,
                                    1995                                1995


Raw Materials                   $2,476,786                         $2,140,095
Work in Process                     56,101                             17,513
Finished Goods                     574,403                            643,288
                                 ---------                         ----------
                                $3,107,290                         $2,800,896
                                ==========                         ==========

NOTE C - PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

                                             December 30,          September 30
                                                 1995                  1995

Land                                           $  317,343            $  317,343
Land Improvements                                 240,016               240,016
Buildings                                       3,622,455             3,613,216
Machinery & Equipment                           8,138,474             8,047,499
Furniture & Fixtures                              601,467               591,024
Automobiles                                         9,520                 9,520
Leasehold Improvements                             92,420                92,420
                                               ----------            ----------
                                               13,021,695            12,911,038
Less Accumulated Depreciation                   7,629,609             7,453,688
                                               ----------            ----------
                                              $ 5,392,086           $ 5,457,350
                                               ==========            ==========

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                                 Dec. 30,           Sept. 30,
                                                  1995                 1995

Patents, net of accumulated
amortization of $402,868 at
December 30, 1995 and $378,190 at
September 30, 1995                               $ 695,635            $ 684,384

Cash value of life insurance
policies                                         1,050,785            1,014,756

Terminated contract rights,
net of accumulated amortization
of $189,982 at December 30, 1995 and
$175,368 at September 30, 1995.                    102,298              116,912
Other                                              113,860               60,521
                                               -----------           ----------
                                                $1,962,578           $1,876,573
                                                ==========           ==========


NOTE E - EARNINGS PER COMMON SHARE

         Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material. Future shares have not been included in a fully
diluted  earnings  per  share   calculation  as  their  effect  would  be
anti-dilutive.

NOTE F - HEALTHFLEX CORPORATION

On September 23, 1995 Healthflex Corporation was merged with Span-America Medical Systems, Inc.

NOTE G - SUBSEQUENT EVENT-ACQUISITION OF EMBRACING CONCEPTS, INC.

On February 8, 1996,  the Company  acquired  the assets of  Embracing  Concepts,
Inc.,  a  privately   held   manufacturer   of  therapeutic   seating   cushions
headquartered in Rochester, New York. The purchase price was approximately $590,000 and was funded from the Company's existing cash reserves. In 1995, Embracing Concepts had annual sales of approximately $440,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF
    INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1996 increased by 2% to $7.0 million compared to $6.9 million in the first quarter of fiscal 1995. The sales increase came primarily from the medical segment of the business. Net income for the first quarter of fiscal 1996 increased by 84% to $280,000 ($.09 per share) from $152,000 ($.05 per share) in the first quarter of fiscal 1995. The increase in net income resulted from the combination of higher medical sales and lower selling expenses during the first quarter of fiscal 1996 than in the first quarter of 1995.

         The Company's medical sales increased by 9% to $3.5 million in the first quarter this year from $3.2 million in the same quarter last year due mainly to an increase in unit sales of foam products and dynamic mattresses. Management expects that sales of medical products will be higher in fiscal
1996 than in fiscal 1995.

         Sales of consumer products during the first quarter rose by 6% to $1.3 million from $1.2 million in the same period last year. Most of the increase was due to higher unit sales volume of consumer foam mattress pads. Management expects that consumer foam sales will increase during the next two quarters of fiscal 1996 primarily due to higher sales of TerryFoam products.

         Contract packaging sales decreased 8% to $1.5 million from $1.6 million in the first quarter of fiscal 1996 due to a lower volume of consumer contract packaging products. Management expects that contract packaging sales will be slightly higher in fiscal 1996 compared to fiscal 1995.

         Industrial foam product sales decreased by 12% in the first quarter of fiscal 1996 to $715,000 from $812,000 in the same quarter last fiscal year. The decrease was primarily the result of lower sales to an existing customer. Industrial foam sales in fiscal 1996 are expected to be slightly higher than in fiscal 1995.

         The Company's gross profit increased by 6% to $2.1 million in the first quarter of fiscal 1996 from $2.0 million in the first quarter last year. In addition, the gross profit margin percentage increased to 29.7% from 28.7%. The increases in gross profit level and gross margin percent were due to the higher sales volume during the first quarter of fiscal 1996 and to lower manufacturing costs in the consumer and contract packaging segments. Management expects that the Company's gross margin percentage for fiscal 1996 will be slightly higher than that of fiscal 1995.

         Sales and marketing expenses decreased by $55,000 (5%) to $1.1 million in the first quarter of fiscal 1996 compared to the same quarter last year. The decrease was due primarily to lower selling expenses in the medical segment. Total sales and marketing expenses for fiscal 1996 are expected to be slightly higher than those of fiscal 1995.

         General and administrative expenses decreased by $19,000 (3%) in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. General and administrative expenses for the full 1996 fiscal year are expected to be slightly higher than those of fiscal 1995.

Non-operating income increased by 41% to $90,000 in the first quarter of fiscal 1996 as compared to $64,000 in the same quarter last year. The majority of the increase was due to higher interest income from investments and to higher royalty income received on sales of a patented syringe licensed to Becton Dickinson. Management expects non-operating income to increase slightly in fiscal 1996.

                  During the first quarter of fiscal 1996, the Company paid dividends of $81,000, or 29% of net income. This payment represented one quarterly dividend of $.025 per share.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $191,000 during the first quarter of fiscal 1996. In addition, working capital expanded by $230,000 or 3%, during the three months ended December 30, 1995. The increase in working capital was caused primarily by lower accrued liabilities. The Company's current ratio increased to 4.3 at December 30, 1995 from 3.8 at fiscal year end 1995.

         Accounts receivable, net of allowances, declined 8% to $4.1 million at the end of the first quarter of 1996 as compared to $4.5 million at the end of fiscal 1995. All of the Company's accounts receivable are unsecured.

         Inventories increased by $306,000, or 11%, during the first quarter of fiscal 1996 to $3.1 million. The increase reflects normal monthly fluctuations in raw material and finished goods inventories. Management expects a slight decrease in inventory levels during fiscal 1996.

         Net property and equipment decreased by $65,000, or 1%, during the first three months of fiscal 1996. The change resulted primarily from normal depreciation expense and capital expenditures. Management expects that capital expenditures during fiscal 1996 will be higher than those of fiscal 1995.

         Goodwill, net of accumulated amortization, increased by $219,000. The change was primarily due to the Company's issuance in October of 50,171 shares of its common stock at an approximate market value of $237,000 as additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992. Other assets increased slightly to $2.0 million as compared to $1.9 million at fiscal year end 1995.

         The Company's trade accounts payable declined by $91,000 or 5% as compared to fiscal year end 1995. Accrued and sundry liabilities declined by $322,000 or 24% because of declines in accrued compensation and property tax expense.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the first quarter of fiscal 1996. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

         On February 8, 1996, the Company acquired the assets of Embracing Concepts, Inc., a privately held manufacturer of therapeutic seating cushions headquartered in Rochester, New York. The purchase price was approximately $590,000 and was funded from the Company's existing cash reserves. In 1995, Embracing Concepts had annual sales of approximately $440,000.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company and its subsidiary are from time to time parties to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses, insurance arrangements, with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

ITEM 2.  Changes in Securities -

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         None

ITEM 5.  Other Information

On February 8, 1996,  the Company  acquired  the assets of  Embracing  Concepts,
Inc.,  a  privately   held   manufacturer   of  therapeutic   seating   cushions
headquartered in Rochester, New York. The purchase price was approximately $590,000 and was funded from the Company's existing cash reserves. In 1995, Embracing Concepts had annual sales of approximately $440,000.

                  ITEM 6.            Exhibits & Reports on Form 8-K

         (a)  None
         (b)  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SPAN-AMERICA MEDICAL SYSTEMS, INC.


                                         /s/ Richard C. Coggins
                                         ----------------------------------
                                         Richard C. Coggins
                                         Vice President - Finance





                                          /s/ Charles B. Mitchell
                                          ---------------------------------
                                          Charles B. Mitchell
                                          President and Chief Executive Officer
















DATE:     February 12, 1996