Form 10-Q
period 1996-03-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1996-05-14
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                  ____________________________________

                               FORM 10-Q
                  ____________________________________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended March 30, 1996.

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

     Registrant's telephone number, including area code: (864) 288-8877

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

     Common Stock, No Par Value - 3,241,042 shares as of May 1, 1996

                                 INDEX

                   SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 30, 1996 and
          September 30, 1995 . . . . . . . . . . . . . . . . . . .        3

     Consolidated Statements of Income - three and six months
          ended March 30, 1996 and April 1, 1995 . . . . . . . . .        4

     Consolidated Statements of Cash Flows - six months ended
          March 1, 1996 and April 1, 1995. . . . . . . . . . . . .        5

     Notes to Consolidated Financial Statements - March 30, 1996 .        6

Item 2.   Management's Discussion and Analysis of Interim
             Financial Condition and Results of Operations . . . .        8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .       12

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                  SPAN-AMERICA MEDICAL SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS


                                                    March 30,   Sept. 30,
                                                     1996          1995
                                                   (Unaudited)   (Note)

ASSETS
Current Assets
Cash and equivalents                                  $ 280,074 $ 1,242,396
Securities available for sale                         2,240,653   2,876,449

Accounts receivable, net of allowances
of $439,000 at March 30, 1996 and
$355,000 at September 30, 1995                        4,726,053   4,446,913

Inventories - Note B                                  3,756,430   2,800,896

Prepaid expenses and other                              228,034     221,929

Total Current Assets                                 11,231,244  11,588,583

Property and equipment, Net - Note C                  5,251,951   5,457,350

Costs in excess of fair value of net
assets acquired, net of accumulated
amortization of $218,245 at March 30,
1996 and $172,383 at September 30, 1995               2,544,305   1,691,197

Other assets - Note D                                 2,095,889   1,876,573

                                                    $21,123,389 $20,613,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $ 2,223,959 $ 1,651,796

Accrued and sundry liabilities                          735,949   1,325,334

Current portion of long-term debt                        70,375      70,375

Total Current Liabilities                             3,030,283   3,047,505

Long-term Debt, less current portion                    251,156     286,344

Deferred Income Taxes and Compensation                2,006,178   1,844,517

Shareholders' Equity
Common Stock, no par value, 20,000,000
shares authorized; issued and
outstanding 3,241,042 shares at March 30,
1996 and 3,175,437 shares at September 30,
1995                                                  4,516,894   4,225,122

Additional paid-in capital                              145,834     145,834

Retained Earnings                                    11,494,575  11,421,100

                                                     16,157,303  15,792,056

Less guaranteed ESOP obligation                         321,531     356,719

Total Shareholders' Equity                           15,835,772  15,435,337

                                                    $21,123,389 $20,613,703

Note:The Balance Sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                    SPAN-AMERICA MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                          Three Months Ended         Six Months Ended

                        March 30,  April 1,       March 30,      April 1,
                          1996         1995         1996           1995

Net Sales                $7,470,758  $7,725,672    $14,519,943  $14,634,506

Cost of Goods Sold        5,701,111   5,722,903     10,657,601   10,651,342

Gross Profit              1,769,647   2,002,769      3,862,342    3,983,164

Selling and
Marketing Expenses        1,304,806   1,168,469      2,416,640    2,335,586

General and
Administrative
Expenses                    603,909     662,243      1,219,416    1,296,824

(Loss)/Income
 from Operations           (139,068)    172,057        226,286      350,754

Other (expense)/income:
Interest expense             (8,017)                   (16,005)
Investment income
and other                    74,939      72,393        165,364      136,313
                             66,922      72,393        149,360      136,313

(LOSS)INCOME BEFORE
INCOME TAXES                (72,146)    244,450        375,646      487,067

Provision For/
(Benefit From) Income
Taxes                       (27,000)     92,700        141,000      183,000

NET INCOME/(LOSS)          $(45,146)   $151,750       $234,646     $304,067

Earnings/(Loss) Per
Common Share -Note E          $(.01)       $.05           $.07        $.09

Dividends per
Common Share                  $.025       $.025           $.05        $.05

Weighted Average
Shares Outstanding        3,224,570   3,268,737      3,214,889    3,259,272


See Notes to Consolidated Financial Statements.

                   SPAN-AMERICA MEDICAL SYSTEMS, INC.
                        STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         Six Months Ended
                                                      March 30,      April 1,
                                                        1996            1995
OPERATING ACTIVITIES
Net Income                                              $234,646       $304,067
Adjustments to reconcile net income to
net cash provided by operating
activities:
    Depreciation and amortization                        525,162        547,824
    Provision for losses on accounts
        receivable                                        78,000         23,750
    Loss on disposal of property, plant
         and equipment and abandonment
         of leasehold improvements                        15,475         27,854
    Gain on sale of other assets                                         (3,640)
    Increase in cash value of life
        insurance                                        (73,029)       (91,005)
    Deferred compensation                                 61,660         31,819
    Changes in operating assets and liabilities:
        Accounts receivable                             (368,759)      (875,791)
        Inventory                                       (914,814)       262,396
        Prepaid expenses and other current assets       (145,313)       125,847
        Accounts payable and accrued expenses            (17,221)       (73,145)

NET CASH (USED FOR)/PROVIDED BY
 OPERATING ACTIVITIES                                   (604,192)       279,976

INVESTING ACTIVITIES
Acquisition of Embracing Concepts, Inc.                 (592,435)
Purchases of marketable securities                      (800,000)      (107,542)
Proceeds from the sale of marketable
    securities                                         1,444,868
Purchases of property,plant and
    equipment                                           (201,171)      (140,706)
Proceeds from sale of property, plant
    and equipment                                                        63,000
Payments for other assets                                (64,987)       (25,544)
Proceeds from sale of other assets                                        3,750

NET CASH (USED FOR) INVESTING ACTIVITIES                (213,725)      (207,042)

FINANCING ACTIVITIES
Dividends paid                                          (161,171)      (163,412)
Common Stock issued upon exercise of options              50,250
Purchase and retirement of Common Stock                  (33,484)

NET CASH (USED FOR) FINANCING ACTIVITIES                (144,405)      (163,412)

(DECREASE) IN CASH AND CASH EQUIVALENTS                 (962,322)       (90,478)
Cash and cash equivalents at beginning
 of period                                             1,242,396      1,557,542

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $280,074     $1,467,064


See Notes to Consolidated Financial Statements.

               SPAN-AMERICA MEDICAL SYSTEMS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          March 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the Company's annual report on Form 10-K for the year ended September 30, 1995.


NOTE B - INVENTORIES

The components of inventories are as follows:

                                             March 30,            Sept. 30,
                                               1996                 1995


Raw Materials                                $2,950,312          $2,140,095
Work in Process                                  53,476              17,513
Finished Goods                                  752,642             643,288
                                             $3,756,430          $2,800,896

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                              March 30,           Sept. 30,
                                                1996                 1995

Land                                         $  317,343          $  317,343
Land Improvements                               240,016             240,016
Buildings                                     3,622,456           3,613,216
Machinery & Equipment                         8,136,576           8,047,499
Furniture & Fixtures                            603,032             591,024
Automobiles                                       9,520               9,520
Leasehold Improvements                           92,420              92,420
                                             13,021,363          12,911,038
Less Accumulated Depreciation                 7,769,412           7,453,688
                                            $ 5,251,951         $ 5,457,350

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                              March 30,           Sept. 30,
                                                1996                1995

Patents, net of accumulated
amortization of $427,680 at
March 30, 1996 and $378,190 at
September 30, 1995                            $ 677,272           $ 684,384

Cash value of life insurance
policies                                      1,087,785           1,014,756

Terminated contract rights,
net of accumulated amortization
of $204,596 at March 30, 1996 and
$175,368 at September 30, 1995.                  87,684             116,912
Other                                           243,148              60,521
                                             $2,095,889          $1,876,573


NOTE E - EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material. Future shares related to the Healthflex acquisition have not been included in a fully diluted earnings per share calculation as their effect would be anti-dilutive.

NOTE F - ACQUISITION OF EMBRACING CONCEPTS, INC.

On February 8, 1996, the Company acquired substantially all of the assets of Embracing Concepts, Inc., a New York based company which produced therapeutic seating cushions. The acquisition was accounted for as a purchase.

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF
     INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 1996 declined 3% to $7.5 million compared to $7.7 million in the second quarter of fiscal 1995. The decline in sales was primarily due to a significant reduction in consumer convoluted foam sales which were affected in January and February partly by adverse weather conditions. The decline in consumer sales was partially offset by sales increases in the Company's medical business unit. The combination of a 3% drop in total net sales and a 1% increase in total expenses resulted in a net loss of $45,000 ($.01 per share) for the second quarter of fiscal 1996 compared to net income for the second quarter of fiscal 1995 of $152,000 ($.05 per share).

     For the year to date in fiscal 1996, net sales fell 1% to $14.5 million from $14.6 million in the same period last year. The sales decrease for the year to date resulted from lower unit and dollar volume of the Company's consumer and industrial foam products which was not fully offset by a 9% increase in medical sales. Net income for the first half of fiscal 1996 was $235,000 ($.07 per share), down 23% from $304,000 ($.09 per share) in fiscal 1995. The decline in earnings was mainly due to slightly lower sales volume and higher manufacturing costs during the period.

     The Company's total medical sales increased by 10% to $3.6 million in the second quarter this year from $3.3 million in the same quarter last year due mainly to an increase in dollar volume and unit sales of mattresses, positioners, and convoluted foam overlays. Sales of the Company's PressureGuard IV and DynaGuard dynamic mattresses declined during the second quarter due to a change, effective January 1, 1996, in the Medicare reimbursement criteria. The sales decline in these two product lines was offset by increases in sales of other medical products.

     For the year to date in fiscal 1996, medical sales increased by 9% to $7.1 million from $6.5 million in the same period last year due also to higher unit and dollar volume of all major product lines. For the remainder of the fiscal year, management expects sales of dynamic mattress products to decline from first and second quarter levels due to the reimbursement change discussed above. However, sales of medical foam overlays and positioner products are expected to increase during the rest of fiscal 1996 as a result of a new supply contract with a major distributor. Shipments under this new contract are expected to begin in June 1996. Total medical sales for the remainder of the 1996 fiscal year are expected to be slightly higher than the same period in fiscal 1995.

     Sales of consumer foam products declined by 27% during the second quarter to $1.6 million from $2.2 million in the same period last year. The decline in sales was primarily due to a significant reduction in unit volume of consumer convoluted foam pads which was affected in January and February by adverse weather conditions.
     Year to date sales of consumer foam products decreased
     16% to $2.9 million from $3.5 million for the same reason. Management expects consumer foam sales to increase during the remainder of fiscal 1996.

     Industrial foam sales decreased by 7% in the second quarter of fiscal 1996 to $750,000 from $805,000 in the same quarter last fiscal year. For the year to date, industrial sales declined 10% to $1.5 million from $1.6 million in fiscal 1995. The second quarter and year to date sales decreases were primarily the result of a temporary decline in sales to an existing customer. Industrial foam sales in fiscal 1996 are expected to be slightly higher than in fiscal 1995.

     Contract packaging sales increased 6% to $1.5 million in the second quarter of fiscal 1996 from $1.4 million in the second quarter last year due to a higher demand for contract packaging products. Year to date contract packaging sales remained approximately level at $3 million as compared to the same period in fiscal 1995. Management expects that contract packaging sales for fiscal 1996 will be slightly higher than those of fiscal 1995.

     The Company's gross profit declined approximately 12% to $1.8 million for the second quarter of 1996 from $2.0 million in the second quarter of fiscal 1995. The gross margin percentage for the second quarter of fiscal 1996 declined to 24% as compared to 26% in the second quarter last year. The declines in gross profit level and gross margin percentage were due to lower sales volume and higher manufacturing costs resulting in part from changes in product mix. Year-to-date gross profit decreased by 3% to $3.9 million in the first six months of fiscal 1996 from $4.0 million for the same period last year. The year-to-date gross margin percentage remained level at 27% compared to the same period last year. Management expects the Company's gross margin percentage for fiscal 1996 to be lower than that of fiscal 1995 due mainly to an expected shift in medical product mix toward lower margin products.

     Sales and marketing expenses rose by 12% to $1.3 million for the second quarter of fiscal 1996 compared to $1.2 million in the same quarter last year. For the year to date in fiscal 1996, these expenses increased by 3% to $2.4 million as compared to $2.3 million in the same period last year. The majority of the increase in sales and marketing expenses occurred in medical product development and consumer package development. Total sales and marketing expenses for the full 1996 fiscal year are expected to be higher than those of fiscal 1995.

     General and administrative expenses declined by 9% for the second quarter of fiscal 1996 to $604,000 as compared to $662,000 in the second fiscal quarter of last year. The decrease resulted mainly from reduced compensation and insurance expenses. For the fiscal year to date general and administrative expenses decreased by 6% to $1.2 million compared to $1.3 million for the first six months of fiscal 1995 for the same reasons. General and administrative expenses for the full 1996 fiscal year are expected to be slightly lower than in fiscal 1995.

     During the first six months of fiscal 1996, the Company paid dividends of $161,000, or 68% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $650,000 to fund its operations during the first six months of fiscal 1996.
     The Company's working capital decreased by $340,000 or 4% during the six months ended March 30, 1996 as a result of decreases in cash and marketable securities related in part to the Company's acquisition of Embracing Concepts, Inc. in February 1996. The
     Company's current ratio decreased to 3.7 at March 30, 1996 from 3.8 at fiscal year end 1995.

     Accounts receivable, net of allowances, increased by $279,000 (6%) to $4.7 million due to longer collection times on medical and consumer sales. All of the Company's accounts receivable are unsecured.

     Inventory increased by $956,000, or 34%, during the first two quarters of fiscal 1996 to $3.8 million. The increases occurred primarily in medical and consumer raw materials inventory. Medical raw material inventory was higher mainly because the Company began manufacturing a component which had previously been purchased from an outside supplier. The increase in consumer raw material inventory reflects the seasonal peak in production of Terryfoam products. Management expects inventory levels to decrease by fiscal year end 1996.

     Net property and equipment decreased by $205,000, or 4%, during the first six months of fiscal 1996. The change resulted from the combination of capital expenditures of $208,000 and normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 1996 to increase slightly over the first half of the fiscal year.

     Costs in excess of the fair value of net assets acquired increased by approximately $853,000, net of accumulated amortization. The change was primarily due to the Company's acquisition of Embracing Concepts, Inc. which is discussed below and the issuance in October 1995 of 50,171 shares of its common stock at an approximate market value of $237,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

     On February 8, 1996, the Company acquired substantially all of the assets of Embracing Concepts, Inc., a New York based company which produced therapeutic seating cushions. The acquisition was accounted for as a purchase. The purchase price was approximately $590,000 and was funded from the Company's existing cash reserves.

     The Company's trade accounts payable increased by $572,000 (35%) to $2.2 million during the first two quarters of fiscal 1996. The increase was due mainly to normal monthly fluctuations in accounts payable balances associated with the increase in inventory levels. Accrued and sundry liabilities decreased by $589,000 (44%) to $736,000 as compared to fiscal year end 1995 primarily due to a decline in income tax payable and accrued property taxes.


     IMPACT OF INFLATION

     Inflation was not a significant factor for the Company during the first two quarters of fiscal 1996. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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


     ITEM 2. Changes in Securities -  None

     ITEM 3. Defaults Upon Senior Securities - None

     ITEM 4. Submission of Matters to a Vote of Security
             Holders -


             The Company held its Annual Meeting of
             Shareholders on February 16, 1996. At this
             Annual Meeting, Thomas F. Grady, J. Ernest
             Lathem, and James M. Shoemaker were elected to three-year terms as Directors. Thomas D. Henrion was elected to a one-year term, filling the unexpired term of Ray Tortolani who retired from the Board. The voting details are as follows:


                                  For        Withheld     Not voted
     Thomas F. Grady           2,353,577      395,846       476,185
     J. Ernest Lathem          2,360,521      388,902       476,185
     James M. Shoemaker        2,270,721      478,702       476,185
     Thomas D. Henrion         2,359,221      390,202       476,185

     ITEM 5. Other Information - None

     ITEM 6. Exhibits & Reports on Form 8-K

         (a) Exhibit 10. Agreement For Sale and Purchase of
             Assets By and Among Span-America Medical
             Systems, Inc., Embracing Concepts, Inc., and
             Edmund K. Maier February 6, 1996

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






                    DATE:     May 10, 1996