Form 10-Q
period 1996-06-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1996-08-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------


[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended June 29, 1996.

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

      Common Stock, No Par Value - 3,241,042 shares as of August 1, 1996

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

         Balance Sheets - June 29, 1996 and
                  September 30, 1995..................................................................................   3

         Statements of Income - three and nine months
                  ended June 29, 1996 and July 1, 1995................................................................   4

         Statements of Cash Flows - nine months ended
                  June 29, 1996 and July 1, 1995......................................................................   5

         Notes to Financial Statements - June 29, 1996................................................................   6

Item 2.           Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations....................................................   8

PART II.  OTHER INFORMATION...........................................................................................  12

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES............................................................................................................  13

PART 1.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                        June 29,              Sept. 30,
                                                                                          1996                  1995
                                                                                       (Unaudited)             (Note)

ASSETS
Current Assets
Cash and equivalents                                                                   $ 1,107,521           $ 1,242,396

Marketable securities                                                                    1,097,296             2,876,449

Accounts receivable, net of allowances
of $402,000 at June 29, 1996 and
$355,000 at September 30, 1995                                                           5,588,947             4,446,913

Inventories - Note B                                                                     3,580,667             2,800,896

Prepaid expenses and other                                                                 102,026               221,929
                                                                                       -----------           -----------

Total Current Assets                                                                    11,476,457            11,588,583

Property and equipment, Net - Note C                                                     5,273,496             5,457,350

Costs in excess of fair value of net
assets acquired, net of accumulated
amortization of $255,490 at June 29,
1996 and $172,383 at September 30, 1995                                                  2,526,795             1,691,197

Other assets - Note D                                                                    1,952,107             1,876,573
                                                                                       -----------           -----------

                                                                                       $21,228,855           $20,613,703
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                       $ 2,206,102           $ 1,651,796

Accrued and sundry liabilities                                                             858,455             1,325,334

Current portion of long-term debt                                                           70,375                70,375
                                                                                       -----------           -----------

Total Current Liabilities                                                                3,134,932             3,047,505

Long-term Debt, less current portion                                                       233,563               286,344

Deferred Income Taxes and Compensation                                                   1,934,052             1,844,517

Shareholders'  Equity Common Stock, no par value,  20,000,000 shares authorized;
issued and outstanding 3,241,042 shares at June 29, 1996 and 3,175,437 shares at
September 30,
1995                                                                                     4,516,894             4,225,122

Additional paid-in capital                                                                 145,834               145,834

Retained Earnings                                                                       11,567,518            11,421,100
                                                                                       -----------           -----------

                                                                                        16,230,246            15,792,056

Less guaranteed ESOP obligation                                                            303,938               356,719
                                                                                       -----------           -----------

Total Shareholders' Equity                                                              15,926,308            15,435,337
                                                                                       -----------           -----------

                                                                                       $21,228,855           $20,613,703
                                                                                       ===========           ===========

Note:The Balance Sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                 Three Months Ended                               Nine Months Ended

                                             June 29,             July 1,                  June 29,                  July 1,
                                               1996                 1995                     1996                     1995

Net Sales                                   $8,752,821           $7,758,581               $23,272,764            $22,393,086

Cost of Goods Sold                           6,439,766            5,476,974                17,097,368             16,128,315
                                             ---------            ---------                ----------             ----------

Gross Profit                                 2,313,055            2,281,607                 6,175,396              6,264,771

Selling and
Marketing Expenses                           1,442,815            1,147,633                 3,859,454              3,483,219

General and
Administrative
Expenses                                       701,746              711,781                 1,921,161              2,008,605
                                             ---------            ---------                ----------             ----------

Income from Operations                         168,494              422,193                   394,781                772,947

Other (expense)/income:
Interest expense                                (6,725)              (8,911)                  (22,730)                (8,911)
Investment income
and other                                       83,200               97,452                   248,564                233,765
                                             ---------            ---------                ----------             ----------
                                                76,475               88,541                   225,834                224,854

INCOME BEFORE
INCOME TAXES                                   244,969              510,734                   620,615                997,801

Provision For Income
Taxes                                           91,000              191,000                   232,000                374,000
                                              --------            ---------                ----------             ----------

NET INCOME                                    $153,969             $319,734                  $388,615               $623,801
                                             =========            =========                ==========             ==========
Earnings Per
Common Share -Note E                              $.05                 $.10                      $.12                  $.19

Dividends per
Common Share                                     $.025                $.025                     $.075                 $.075

Weighted Average
Shares Outstanding                           3,241,042            3,271,737                 3,223,607              3,263,427


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       Nine Months Ended
                                                                                               June 29,                  July 1,
                                                                                                 1996                      1995
                                                                                              ----------                ---------
OPERATING ACTIVITIES
Net Income                                                                                    $  388,615                $  623,801
Adjustments to reconcile net income to
net cash provided by operating
activities:
        Depreciation and amortization                                                            813,765                   825,174
        Provision for losses on accounts
               receivable                                                                        121,000                   104,000
        Loss on disposal of property, plant
                and equipment and abandonment
                of leasehold improvements                                                         15,475                    27,704
        Gain on sale of other assets                                                                                        (3,640)
        Increase in cash value of life
               insurance                                                                         (75,382)                  (81,775)
        Deferred compensation                                                                     89,534                    56,658
        Changes in operating assets and liabilities:
               Accounts receivable                                                            (1,250,446)                 (222,533)
               Inventory                                                                        (739,051)                  243,224
               Prepaid expenses and other current assets                                         105,811                   228,139
               Accounts payable and accrued expenses                                             (12,572)                 (287,909)
                                                                                              ----------                 ----------

NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES                                              (543,251)                1,512,843

INVESTING ACTIVITIES
Acquisition of Embracing Concepts, Inc.                                                         (592,435)
Purchases of marketable securities                                                            (2,082,000)                 (607,410)
Proceeds from the sale of marketable
        securities                                                                             3,844,868                   513,706
Purchases of property,plant and
        equipment                                                                               (432,573)                 (163,568)
Proceeds from sale of property, plant
        and equipment                                                                                                       63,150
Payments for other assets                                                                       (104,053)                  (37,019)
Proceeds from sale of other assets                                                                                           3,750
                                                                                               ---------                 ---------

NET CASH PROVIDED BY/(USED FOR)
  INVESTING ACTIVITIES                                                                           633,807                  (227,391)

FINANCING ACTIVITIES
Dividends paid                                                                                  (242,197)                 (245,206)
Common stock issued upon exercise of options                                                      50,250
Purchase and retirement of Common Stock                                                          (33,484)
                                                                                               ----------               ----------

NET CASH (USED FOR) FINANCING ACTIVITIES                                                        (225,431)                 (245,206)
                                                                                              ----------                ----------

(DECREASE)/INCREASE IN CASH AND CASH
        EQUIVALENTS                                                                             (134,875)                 1,040,246
Cash and cash equivalents at beginning
 of period                                                                                     1,242,396                 1,557,542
                                                                                               ---------                ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $1,107,521                $2,597,788
                                                                                              ==========                ==========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 29, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the Company's annual report on Form 10-K for the year ended September 30, 1995.


NOTE B - INVENTORIES

The components of inventories are as follows:

                                                              June 29,                           Sept. 30,
                                                                1996                               1995
Raw Materials                                                $2,952,297                         $2,140,095
Work in Process                                                  30,127                             17,513
Finished Goods                                                  598,243                            643,288
                                                             ----------                          ---------
                                                             $3,580,667                         $2,800,896
                                                             ==========                         ==========


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                               June 29,                          Sept. 30,
                                                                 1996                              1995
Land                                                         $  317,343                         $  317,343
Land Improvements                                               240,016                            240,016
Buildings                                                     3,613,216                          3,613,216
Machinery & Equipment                                         8,355,081                          8,047,499
Furniture & Fixtures                                            625,169                            591,024
Automobiles                                                       9,520                              9,520
Leasehold Improvements                                           92,420                             92,420
                                                             ----------                         ----------
                                                             13,252,765                         12,911,038
Less Accumulated Depreciation                                 7,979,269                          7,453,688
                                                             ----------                         ----------
                                                            $ 5,273,496                        $ 5,457,350
                                                             ==========                         ==========

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                                               June 29,                          Sept. 30,
                                                                 1996                              1995
Patents, net of accumulated
amortization of $453,280 at
June 29, 1996 and $378,190 at
September 30, 1995                                            $ 671,003                          $ 684,384

Cash value of life insurance
policies                                                      1,090,138                          1,014,756

Terminated contract rights,
net of accumulated amortization
of $219,210 at June 29, 1996 and
$175,368 at September 30, 1995                                   73,070                            116,912
Other                                                           117,896                             60,521
                                                             ----------                         ----------
                                                             $1,952,107                         $1,876,573
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

NOTE F - HEALTHFLEX CORPORATION

On September 23, 1995, Healthflex Corporation was merged with Span-America Medical Systems, Inc.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1996 increased 13% to $8.8 million compared to $7.8 million in the third quarter of fiscal 1995. The increase in revenues resulted primarily from growth in consumer foam and contract packaging products.

For the year to date in fiscal 1996, net sales increased 4% to $23.3 million from $22.4 million in the same period last year. The year to date sales increase resulted mainly from higher unit and dollar volume of medical foam overlays, patient positioners, TerryFoam products and contract packaging products.

Net income for the third quarter of 1996 declined 52% to $154,000 ($.05 per share) compared to $320,000 ($.10 per share) in the third quarter of fiscal 1995. The third quarter earnings brought year-to-date net income for 1996 to $389,000 ($.12 per share) as compared to $624,000 ($.19 per share) in fiscal 1995. The lower earnings in both the quarter and year to date resulted from a less profitable product mix and increased marketing expenses.

The Company's medical sales decreased by 2% to $3.5 million in the third quarter this year from $3.6 million in the same quarter last year due mainly to a decrease in dollar volume and unit sales of dynamic mattresses. For the year to date in fiscal 1996, medical sales increased by 5% to $10.6 million from $10.1 million in the same period last year because of higher unit sales of foam overlays and positioners which offset a decrease in mattress sales. Sales of the Company's dynamic mattress products have been affected by a tightening of Medicare reimbursement criteria which became effective on January 1, 1996. However, dynamic mattress sales are expected to stay at current levels for the remainder of fiscal 1996. Management expects that total medical sales will increase slightly during the last quarter of fiscal 1996.

Sales of consumer products increased by 60% during the third quarter to $2.6 million from $1.6 million in the same period last year. Year to date sales of consumer products increased 8% to $5.5 million from $5.1 million. The increases in sales for both the quarter and year to date were due mainly to higher unit sales volume of TerryFoam products. Since TerryFoam is a highly seasonal product, its sales are expected to decline significantly in the Company's fourth fiscal quarter. Consequently, management expects that total consumer sales in the fourth quarter of fiscal 1996 will be lower than those in this year's third quarter.

Industrial foam sales decreased by 11% in the third quarter of fiscal 1996 to $859,000 from $968,000 in the same quarter last fiscal year. For the year to date, industrial sales declined 10% to $2.3 million from $2.6 million in fiscal 1995. The third quarter and year to date decreases were primarily the result of lower sales to existing customers. Industrial foam sales in the fourth quarter of fiscal 1996 are expected to increase over third quarter levels.

Contract packaging sales increased 13% to $1.8 million in the third quarter of fiscal 1996 from $1.6 million in the same period last year due to a higher demand for contract packaging products. Year to date contract packaging sales increased 4% in 1996 to $4.9 million from $4.7 million in the same period in 1995. Management expects that contract packaging sales in the fourth quarter of fiscal 1996 will be similar to sales levels in the previous quarter.

The Company's gross profit increased by 1% to $2.3 million for the third quarter of 1996. The gross margin percentage for the third quarter of fiscal 1996 declined to 26% as compared to 29% in the third quarter last year. Year-to-date gross profit decreased by 1% to $6.2 million in the first nine months of this fiscal year from $6.3 million for the same period last year. The year-to-date gross margin percentage decreased to 27% from 28% last year. The decreases in gross profit margin were due to a less profitable product mix and higher manufacturing costs during 1996 as compared to 1995. Management expects the Company's gross margin percentage for fiscal 1996 to be slightly lower than that of fiscal 1995.

Sales and marketing expenses increased 26% to $1.4 million for the third quarter of fiscal 1996 compared $1.1 million in the same quarter last year. For the year to date in fiscal 1996, these expenses increased by 11% to $3.9 million as compared to $3.5 million in the same period last year. The majority of the increase in sales and marketing expenses for the quarter and the year to date was caused by the implementation of new marketing programs for the Company's medical mattress products. Total sales and marketing expenses for the full 1996 fiscal year are expected to be higher than those of fiscal 1995.

General and administrative expenses declined by 1% to $702,000 for the third quarter of fiscal 1996. Fiscal 1996 year to date general and administrative expenses decreased by 4% to $1.9 million compared $2.0 million in the first nine months of fiscal 1995. The year-to-date decrease resulted mainly from reduced compensation and insurance expense.
General and administrative expenses for the full 1996 fiscal year are expected to be slightly lower than in fiscal 1995.

During the first nine months of fiscal 1996, the Company paid dividends of $242,000, or 62% of net income for the year to date period. This amount represented three quarterly dividends of $.025 per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $543,000 to fund its operations during the first nine months of fiscal 1996. Working capital decreased by 2% during the nine months ended June 29, 1996 as a result of decreases in cash and marketable securities related in part to the Company's acquisition of Embracing Concepts, Inc. in February 1996. The Company's current ratio decreased to 3.7 at June 29, 1996 from 3.8 at fiscal year end 1995.

Accounts receivable, net of allowances, increased by $1.1 million (26%) to $5.6 million at June 29, 1996 as compared to $4.4 million at September 30, 1995 as a result of a higher overall sales levels in May and June 1996 and higher sales of TerryFoam seasonal products. Accounts receivable from TerryFoam sales generally have longer collection times than the Company's other product lines. Also, collection times for medical sales are increasing due to increased sales to home health care dealers. All of the Company's accounts receivable are unsecured.

Inventory, net of reserves, increased by $780,000, or 28%, during the first three quarters of fiscal 1996 to $3.6 million. The increase occurred primarily in medical and consumer raw materials inventory. Medical raw material inventory was higher mainly because the Company began manufacturing a component in December 1995 which had previously been purchased from an outside supplier. The increase in consumer raw material inventory is related to the addition of new products to support orders from new customers. Management expects inventory levels to decrease by fiscal year end 1996.

Net property and equipment decreased by $184,000, or 3%, during the first nine months of fiscal 1996. The change resulted from the combination of capital expenditures of $433,000 and normal depreciation expense. Management expects that capital expenditures during the remainder of fiscal 1996 will be minimal.

Costs  in  excess  of  the  fair  value  of net  assets  acquired  increased  by
approximately  $836,000  net  of  accumulated  amortization.   The  change  was
primarily due to the Company's acquisition of Embracing Concepts, Inc. which is discussed below and to the Company's issuance in October 1995 of 50,171 shares of its common stock at an approximate market value of $237,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

On February 8, 1996, the company acquired substantially all of the assets of Embracing Concepts, Inc., a New York based company which produced therapeutic seating cushions. The acquisition was accounted for as a purchase. The purchase price was approximately $590,000 and was funded from the Company's existing cash reserves.

The Company's trade accounts payable increased by $554,000 (34%) to $2.2 million during the first three quarters of fiscal 1996. The increase was due mainly to normal monthly fluctuations in accounts payable balances associated with the increase in inventory levels. Accrued and sundry liabilities decreased by $467,000 (35%) to $858,000 as compared to fiscal year end 1995 primarily due to a decline in income taxes payable.

Management believes that funds on hand, funds generated from operations, and funds available under the Company's $2.5 million line of credit are adequate to finance operations and expected capital requirements in the forseeable future.

IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first three quarters of fiscal 1996. Higher inflation rates could impact the Company through higher raw material and labor costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

PART II.              OTHER INFORMATION

ITEM 1.        Legal Proceedings

               The Company is from time to time involved in various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or the Company's operations or financial position.


ITEM 2.        Changes in Securities - None

ITEM 3.        Defaults Upon Senior Securities - None

ITEM 4.        Submission of Matters to a Vote of Security
               Holders -

               None

ITEM 5.        Other Information - None

ITEM 6.        Exhibits & Reports on Form 8-K

               (a)    None

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















                                    DATE:     August 9, 1996