Form 10-K
period 1996-09-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1996-12-20
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 28, 1996
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 16, 1996 was $13,039,172.

         The number of shares of the registrant's common stock, no par value, outstanding as of December 16, 1996 was 3,227,516.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 4, 1997 are incorporated by reference into Part III.

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

         Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the decubitus care market. Decubitus care products aid in the treatment or prevention of decubitus ulcers, commonly known as bed sores or pressure ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt mattress overlay in the health care market which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to the consumer market segment. Span-America's foam products (including replacement mattresses described below) made up approximately 79% of the Company's total net sales in fiscal 1996.

         To diversify its operations and to capitalize upon its familiarity and contacts within the health care industry, Span-America entered the contract packaging business in 1987. These initial contract packaging operations were based on a three-year commitment to supply Baxter Healthcare Corporation ("Baxter") with all of its contract packaging requirements. This agreement expired during the first quarter of fiscal 1991. The Company currently provides contract packaging services to a variety of customers throughout the United States. During fiscal 1996, contract packaging products accounted for approximately 21% of total net sales.

         The Company entered the replacement mattress segment of the pressure ulcer care market in fiscal 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

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

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 1996 were approximately $878,000 or 3% of total net sales.

                              INDUSTRY SEGMENT DATA

         The industry segment data included in Note 15 to the Company's audited consolidated financial statements for the year ended September 28, 1996, presented on pages 20-22 of the 1996 Annual Report is incorporated herein by reference.

MEDICAL PRODUCTS

         Span-America's principal medical products consist of polyurethane foam mattress overlays, therapeutic replacement mattresses, and patient positioners. These products are marketed primarily to hospitals but are also marketed to long-term care facilities in the United States. The Company also sells these products on a limited basis in Canada. Sales of medical products represented 45%, 45% and 47% of sales in 1996, 1995, and 1994 respectively.

         MATTRESS OVERLAYS. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 25% of the Company's total net sales in fiscal 1996. These products are designed to provide patients with greater comfort and assist in treating patients suffering from burns or pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

         The Geo-Matt mattress overlay, which was introduced in 1985, represents the Company's single largest product in terms of revenues. However, Geo-Matt sales declined in 1994 and 1995 but increased slightly in fiscal 1996.
Geo-Matt was designed with computer-aided equipment in conjunction with clinical studies performed by the Institute for Rehabilitation and Research at the Baylor College of Medicine. The product's patented design includes over 800 individual cells which are cut to exacting tolerances on computer controlled equipment to create a sophisticated and clinically effective mattress surface.

         The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also evenly distributes the patient's body weight, thereby minimizing the pressure that causes ulcers.

         REPLACEMENT MATTRESSES. Span-America's replacement mattresses consist of its PressureGuard(R) mattresses, a line of therapeutic replacement mattresses (as distinguished from overlays), acquired through the acquisition of Healthflex in February 1992. The patented PressureGuard product combines a polyurethane foam shell and static air tubes to form a replacement mattress which incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated mattresses containing dynamic features. PressureGuard mattresses are designed to replace existing hospital or long-term care mattresses and to eliminate the need for mattress overlays. The PressureGuard mattress has preventative and therapeutic features, providing orthopedically correct positioning, equalized support and weight distribution, shear reduction, and pressure dispersion. The product line is now being sold primarily to acute care hospitals in the United States through the Company's direct sales force of approximately 20 representatives. The Company is also increasing its marketing efforts for this product in Canada. During fiscal 1996 replacement mattresses and related products made up approximately 6% of total net sales.

         In November 1993, the Company received FDA 510K marketing approval for its PressureGuard IV (PGIV) mattress system. Building on the comfort and orthopedic support of the PressureGuard II design, PressureGuard IV is a sophisticated support system that provides pressure reduction and patient comfort in a powered, dynamic mattress with turning capabilities. The mattress automatically senses the patient's weight and adjusts to the appropriate support level for each patient to minimize surface pressures. The system slowly and quietly repositions patients at angles up to 30 degrees in cycles of up to two hours, providing continuous care for effective prevention and treatment of pressure ulcers. When disconnected from a power source, the system maintains proper inflation and optimum patient support until power is restored and rotation can resume. The simplicity of the PressureGuard IV mattress system makes it easy to use and virtually maintenance free. Standard operating modes are pre- programmed, with the flexibility to customize settings for each patient's care. During fiscal 1996, PGIV and related products made up approximately 3% of total net sales.

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

         PATIENT POSITIONERS. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 9% of the Company's net sales in fiscal 1996. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, wheelchair cushions, cast elevators and various foot and wrist positioners.

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

         DISTRIBUTOR RELATIONSHIP. During fiscal 1996, approximately 23% of the Company's medical foam products were sold to Baxter which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Baxter (formerly American Hospital Supply) for 18 years. In September 1996, Baxter spun off its healthcare distribution and cost management business into a new public company named Allegiance Health Care Corporation. The Company's distribution agreement has been transferred to Allegiance, and management expects the change to have no negative impact on the Company's sales to Allegiance.

CONSUMER PRODUCTS

         Span-America's consumer products consist primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. The Company's principal consumer mattress overlays are produced under private labels for J.C. Penney and Target Stores. The majority of the Company's consumer bedding products are marketed by Pillowtex, which sells the products to department stores and mass merchandisers throughout the United States. From 1986 until 1996 the Company had an exclusive agreement with Pillowtex for the distribution of certain of its consumer foam products. That agreement was terminated October 31, 1996. However, the termination agreement provides that Pillowtex will continue to market the Company's products to existing customers and will not offer competing products to those customers for a period of 24 months from the termination date. Consequently, management does not expect the termination of this agreement to result in a reduction in sales to Pillowtex during fiscal years 1997 and 1998.

         In 1990, Span-America introduced its TerryFoam(R) comfort products which are designed to be used on all types of outdoor furniture. Formerly produced by contract manufacturers according to the Company's specifications, these products are now manufactured by the Company. They are being sold and distributed directly by Span- America to retailers nationwide.

         Consumer products represented approximately 24% of the Company's total net sales in fiscal 1996 as compared to 23% in 1995 and 21% in 1994.

INDUSTRIAL PRODUCTS

         Span-America's industrial products consist primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the industrial foam market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities to the industrial market. Its customers represent a wide variety of markets, including the defense, electronics and sports equipment industries. The industrial foam segment of the business made up approximately 10% of the Company's net sales in fiscal 1996 as compared to 12% in 1995 and 9% in 1994.

CONTRACT PACKAGING PRODUCTS

         Span-America's contract packaging products are principally single-use flexible packettes containing various chemicals which are used for cleaning, sterilizing or lubricating purposes. Approximately 21% of the Company's fiscal 1996 sales were contract packaging products as compared to 21% in 1995 and 22% in 1994. Contract packaging products are generally foil pouches containing a piece of non-woven cloth which has been saturated with substances such as alcohol or iodine. The Company markets its contract packaging capabilities principally to large health care and pharmaceutical companies. Since the Company's main function is that of a contract manufacturer, it primarily relies on the distribution networks of its customers.

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

         Although Span-America functions primarily as a contract manufacturer of flexible packaging products, it also produces a line of such products under its own Span-Care brand, consisting principally of single-use towelettes, swabs and gels. The Company employs one sales representative and two manufacturers representatives to sell this Span-Care line to hospitals and alternate site facilities, including long-term care facilities and home health care distributors.

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

COMPETITION

         MEDICAL. In the medical market segment, the Company faces significant competition for sales of its foam mattress overlays. The competition for convoluted mattress overlays is primarily based on price and delivery. For other foam mattress overlay products (such as the Geo-Matt overlay), the competition is based mainly on product performance and quality. However, to a lesser extent, the competition for Geo- Matt type overlays is also based on price and delivery. Competition with respect to the Company's Span-Aid products is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods such as the use of pillows and other devices to position patients.

         The Company believes that it is among the top five suppliers of foam mattress overlays and patient positioners to the health care market. The Company's primary competitors in the health care market include Bio Clinic (division of Sunrise Medical), Dermacare, and Medline.

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

         The market for therapeutic replacement mattresses has developed principally during the last six years and is currently dominated by five suppliers: BG Industries, Hill-Rom, Comfortex, DermaCare, and Bio Clinic. BG Industries utilizes Baxter to distribute its mattresses primarily to hospitals. The other competitors use their own sales representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide. The Company's entrance into the replacement mattress market in 1992 also placed it in direct competition with Baxter for sales of replacement mattress products. See "Distributor Relationship" on page 4 for further discussions regarding Baxter and the Company.

         Many of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         CONSUMER. In the consumer market segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Comfort Clinic (which was recently acquired by Crain Industries) and ER Carpenter, both of which are larger than Span-America.

         INDUSTRIAL. The Company also has a number of competitors in the industrial foam market, including UFP Technology, Hibco and Foam Design. Some of these competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are as important as the price of the product.

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

                                 MAJOR CUSTOMERS

         The Company has a business relationship with Allegiance Health Care Corporation ("Allegiance"), formerly Baxter Healthcare Corporation, to distribute certain of its foam and contract packaging products. In fiscal 1996, sales to Allegiance amounted to approximately 10% of the Company's total net sales and approximately 23% of the Company's sales to the medical foam segment. Span-America also has a relationship with Pillowtex Corporation to distribute certain of its consumer foam products. Sales to Pillowtex during fiscal 1996 made up approximately 13% of the Company's net sales and approximately 55% of sales in the consumer foam segment. The Company has a relationship with another customer to manufacture specific contract packaging products for the consumer market segment. Sales to this customer comprised approximately 6% of the Company's fiscal 1996 net sales and 29% of the contract packaging segment sales during the same period.

         The loss of any of the customers described above could have a material adverse effect on the Company. See "Distributor Relationship" on page 4, "Consumer Products" on page 4, and "Competition" on pages 6 and 7 for more information on major customers.
                                 SEASONAL TRENDS

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

                             PATENTS AND TRADEMARKS

         The Company holds 33 federally registered trademarks, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE AND PRESSUREGUARD. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 48 United States patents and 6 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 11 and 13 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 13 years.


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

         As of September 28, 1996, Span-America had unshipped orders of approximately $2.3 million which represents a 12% decrease compared to a backlog of $2.6 million at fiscal year end 1995. All orders in the current backlog will be filled in the 1997 fiscal year.

                                    EMPLOYEES

         On September 28, 1996, the Company had full-time employment of 256 persons, including 6 officers. Of these employees, 28 were executive or management personnel, 15 were administrative and clerical personnel, 19 were sales personnel and 188 were manufacturing employees. The Company is not a party to any collective bargaining agreement, and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

Item 2.  Properties

         The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13 acre site. The Company also leases approximately 60,000 square feet of warehouse space in Greer, S.C. for $13,672 per month until the lease expires in May 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 7 of the Company's 1996 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the back cover of the Company's 1996 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the "Selected Financial Information" on page 6 of the Company's 1996 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

         Management's Discussion and Financial Analysis on pages 8 through 10 of the Company's 1996 Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company included on pages 11 through 23 of the Company's 1996 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 1996 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

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

4.1 Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8, Commission File No. 33-32896.

4.2 The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant on a consolidated basis.

10.1              Patent Assignment and Royalty Agreement between Donald C.
                  Spann and the Company, with letter amendment thereto:
                  Incorporated by reference to Exhibit 10(c) to the Form S-18.

10.2 1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

10.3              Employee Stock Ownership Plan - Summary Plan Description:
                  Incorporated by reference to Exhibit 10.6 to the 1990 10-K.

10.4              1991 Stock Option Plan: Incorporated by reference to Exhibit
                  10.6 to the 1991 10-K.

10.5 Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to
                  Exhibit 10.7 to the 1991 10-K.

10.6 Contract between the Company and Healthflex, Inc. dated February 28, 1992: Incorporated by reference to Exhibit 2.1 to the February 28, 1992 Form 8-K.

10.7 Contract between the Company and BriGam, Inc. dated October 16, 1992 terminating a royalty agreement: Incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the fiscal year ended October 3, 1992, Commission File No. 0-11392.

10.8 Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993.

10.9 Employment Agreement dated February 28, 1992 between the Company and John W. Wilkinson: Incorporated by reference to
                  Exhibit 28A to the Current Report on Form 8-K (the "February 28, 1992 Form 8-K") filed by the Company with the Commission on February 28, 1992.

10.10 Consulting Agreement dated August 1, 1994 between the Company and John W. Wilkinson: Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.

10.11 Agreement for Sale and Purchase of Assets By and Among Span-America Medical Systms, Inc., Embracing Concepts, Inc. and Edmund K. Maier February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 30, 1996.

10.12 Resignation Agreement dated September 1, 1996 between the Company and Charles B. Mitchell.

10.13 License and Distribution Agreement dated October 22, 1996 between the Company and Pillowtex Corporation.

13.1              1996 Annual Report to Shareholders.

23.0              Consent of Ernst and Young LLP.

27.0              Financial Data Schedule (For SEC Use Only)

         (b)  Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 28, 1996.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By: /s/ Brien Laing                                         December 19, 1996
Brien Laing, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson                  President, Chief Executive Officer
James D. Ferguson                       (Principal Executive Officer)

/s/ Richard C. Coggins                Chief Financial Officer and Director
Richard C. Coggins                      (Principal Financial Officer)

/s/ Gwendolyn L. Randolph                         Controller
Gwendolyn L. Randolph

/s/ Thomas F. Grady, Jr.                          Director
Thomas F. Grady, Jr.

/s/ Thomas D. Henrion                             Director
Thomas D. Henrion

/s/ Douglas E. Kennemore                          Director
Douglas E. Kennemore, M.D.

/s/ Brien Laing                                   Director
Brien Laing

/s/ J. Ernest Lathem                              Director
J. Ernest Lathem, M.D.

/s/ James M. Shoemaker, Jr.                       Director
James M. Shoemaker, Jr.

/s/ Robert A. Whitehorne                          Director
Robert A. Whitehorne

                              15                  December 19, 1996

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year Ended September 28, 1996

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 28, 1996 are incorporated by reference in Item 8:


     Balance Sheets - September 28, 1996 and September 30, 1995.

     Statements of Income - Years ended September 28, 1996, September 30, 1995, and October 1, 1994.

     Statements of Shareholders' Equity - Years ended September 28, 1996, September 30, 1995, and October 1, 1994.

     Statements of Cash Flows - Years ended September 28, 1996, September 30, 1995 and October 1, 1994

     Notes to Financial Statements - September 28, 1996


The following financial statement schedule of Span-America Medical Systems, Inc. is included in Item 14(d):

     Schedule VIII  -   Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                Schedule VIII - Valuation and Qualifying Accounts

                       Span-America Medical Systems, Inc.



------------------------------------------------------------------------------------------------------------------------------------
                                                                          COL. C
                COL. A                 COL. B                                                          COL. D            COL. E
                                                        -----------------------------------------
                                                                         ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                (1)                  (2)
              Description      Balance at Beginning of  Charged to Costs and  Charged to Other    Deductions-Describe Balance at End
                                     Period                   Expenses        Accounts - Describe                         of Period
------------------------------------------------------------------------------------------------------------------------------------




YEAR ENDED SEPTEMBER 28, 1996

Deducted from asset accounts:
  Reserve for uncollectible
          accounts                    $205,000               $113,000                                 $ 73,000 (a)       $245,000
  Reserve for discounts                150,000                                  $ 24,000 (b)                              174,000

Totals                                $355,000               $113,000             $ 24,000              $ 73,000         $419,000
                               =====================================================================================================
                               -----------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995

Deducted from asset accounts:
  Reserve for uncollectible
          accounts                    $225,000               $ 24,000                                 $44,000 (a)        $205,000
  Reserve for discounts                116,500                                  $ 33,500 (b)                              150,000

Totals                                $341,500               $ 24,000             $ 33,500              $44,000          $355,000
                               =====================================================================================================
                               -----------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 1, 1994

Deducted from asset accounts:
  Reserve for uncollectible
          accounts                    $215,000               $138,000                                 $128,000 (a)       $225,000
  Reserve for discounts                 69,000                                   $47,500 (b)                              116,500

Totals                                $284,000               $138,000              $47,500              $128,000         $341,500
                               =====================================================================================================




(a) Uncollectible accounts written off.
(b) Net increase in sales discounts charged to income as a reduction of sales.