Form 10-Q
period 1996-12-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1997-02-11
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------

---
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996.

                                       OR
---
| |  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---  THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

         Common Stock, No Par Value -  3,193,641 shares as of 2/3/97
         ------------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Balance Sheets - December 28, 1996 and
        September 28, 1996...............................................3

         Statements of Income - Three months ended
            December 28, 1996 and December 30, 1995......................4

         Statements of Cash Flows - Three months ended
            December 28, 1996 and December 30, 1995......................5

         Notes to Financial Statements - December 28, 1996...............6

Item 2.           Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations.......8

PART II.  OTHER INFORMATION.............................................11

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES..............................................................12

PART 1.           FINANCIAL INFORMATION
ITEM 1.           Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                            December 28,       September 28,
                                                                                                 1996                1996
                                                                                             (Unaudited)           (Note)

ASSETS
Current Assets
  Cash and equivalents                                                                        $   951,921       $   925,370
  Securities available for sale                                                                 1,716,577         1,194,068
  Accounts receivable, net of allowances of
     $540,000 at December 28, 1996 and
     $419,000 at September 28, 1996                                                             5,055,401         5,733,810
  Inventories - Note B                                                                          3,567,726         3,463,637
  Prepaid expenses and other                                                                      165,166           226,959
                                                                                               ----------        ----------

Total Current Assets                                                                           11,456,791        11,543,844
Property and Equipment, net - Note C                                                            4,954,005         5,074,106
Costs in excess of fair value of net assets acquired, net of accumulated amortization of $327,506 at December 28, 1996 and
   $290,650 at September 28, 1996                                                               2,624,390         2,491,635
Other Assets - Note D                                                                           1,880,345         1,971,010
                                                                                               ----------        ----------
                                                                                              $20,915,531       $21,080,595
LIABILITIES AND SHAREHOLDERS' EQUITY                                                          ===========        ==========
Current Liabilities
  Accounts payable                                                                            $ 1,785,824       $ 2,117,643
  Accrued and sundry liabilities                                                                1,192,389           960,011
  Current portion of long-term debt                                                                                 286,344
                                                                                               ----------        ----------
Total Current Liabilities                                                                       2,978,213         3,363,998
Deferred income taxes and compensation                                                          1,673,762         1,697,282
Shareholders' Equity
  Common Stock, no par value, 20,000,000 shares authorized; issued and outstanding 3,184,641 shares at December 28, 1996 and 3,241,042
   shares at September 28, 1996                                                                 4,300,239         4,516,895
  Additional paid-in capital                                                                       52,894           145,834
  Retained earnings                                                                            11,910,423        11,642,930
                                                                                               ----------        ----------
                                                                                               16,263,556        16,305,659
  Less guaranteed ESOP obligation                                                                                   286,344
                                                                                               ----------        ----------
Total Shareholders' Equity                                                                     16,263,556        16,019,315
                                                                                               ----------        ----------
                                                                                              $20,915,531       $21,080,595
                                                                                               ==========        ==========

Note: The Balance Sheet at September 28, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                              Three Months Ended

                                              Dec. 28,          Dec. 30,
                                                1996              1995



Net Sales                                    $7,738,952        $7,049,185
Cost of Goods Sold                            5,567,259         4,956,491
                                              ---------         ---------

Gross Profit                                  2,171,693         2,092,694
Selling and Marketing
 Expenses                                     1,110,449         1,111,834
General & Administrative Expenses               585,533           615,506
                                              ---------        ----------

Income from Operations                          475,711           365,354

Other (expense) Income:
 Interest Expense                                                  (7,988)
 Investment Income
  and Other                                      81,995            90,426
                                             ----------        ----------
                                                 81,995            82,438
                                             ----------        ----------

INCOME BEFORE INCOME TAXES                      557,706           447,792

Provision For Income Taxes                      208,000           168,000
                                            -----------       -----------

NET INCOME                                   $  349,706        $  279,792
                                             ==========        ==========


Earnings Per Share of
 Common Stock - Notes E and F                $      .11        $      .09
                                             ==========        ==========


Dividends Per Common Share                   $     .025        $     .025
                                             ==========        ==========

Weighted Average Shares Outstanding           3,249,162         3,205,209
                                             ==========        ==========


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                           Three Months Ended
                                                                                                      Dec. 28,         Dec. 30,
                                                                                                        1996             1995
                                                                                                      --------         ------

OPERATING ACTIVITIES
Net Income                                                                                                $349,706          $279,792
Adjustments to reconcile net income to
net cash provided by operating
activities:
   Depreciation and amortization                                                                           264,114          254,888
   Provision for losses on accounts receivable                                                              93,000           38,000
   Loss on disposal of property, plant
      and equipment                                                                                                          10,636
   Increase in cash value of life insurance                                                                                 (36,029)
   Deferred compensation                                                                                   (23,520)          33,787
  Changes in operating assets and liabilities:
     Accounts receivable                                                                                   592,446          344,165
     Inventory                                                                                            (104,089)        (306,394)
     Prepaid expenses and other current assets                                                             117,582          (14,564)
     Accounts payable and accrued expenses                                                                 (99,842)        (412,967)
                                                                                                        ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                1,189,397          191,314

INVESTING ACTIVITIES
Purchases of marketable securities                                                                      (1,208,386)        (800,000)
Proceeds from the sale of marketable securities                                                            678,840          499,868
Purchases of property, plant and equipment                                                                 (65,059)        (141,316)
Payments for other assets                                                                                   (7,222)         (35,929)
                                                                                                         ----------         --------
NET CASH (USED FOR) INVESTING ACTIVITIES                                                                  (601,827)        (477,377)

FINANCING ACTIVITIES
Purchase and retirement of Common Stock                                                                   (479,206)
Dividends paid                                                                                             (81,813)         (80,641)
                                                                                                         ----------       ----------
NET CASH (USED FOR) FINANCING ACTIVITIES                                                                  (561,019)         (80,641)
                                                                                                         ----------       ----------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                                              26,551         (366,704)
Cash and cash equivalents at beginning of period                                                           925,370        1,242,396
                                                                                                         ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $  951,921       $  875,692
                                                                                                         ==========       ==========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                December 28, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

NOTE B - INVENTORIES
The components of inventories are as follows:

                               December 28,           September 28,
                                   1996                    1996


Raw Materials                       $2,752,648             $2,788,443
Work in Process                         31,643                 28,043
Finished Goods                         783,435                647,151
                                     ---------             ----------
                                    $3,567,726             $3,463,637
                                    ==========             ==========

NOTE C - PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

                                     December 28,      September 28
                                         1996              1996

Land                                   $  317,343        $  317,343
Land Improvements                         240,016           240,016
Buildings                               3,613,966         3,613,966
Machinery & Equipment                   8,437,417         8,372,358
Furniture & Fixtures                      625,169           625,169
Automobiles                                 9,520             9,520
Leasehold Improvements                     92,420            92,420
                                       ----------        ----------
                                       13,335,851        13,270,792
Less Accumulated Depreciation           8,381,846         8,196,686
                                       ----------        ----------
                                      $ 4,954,005       $ 5,074,106
                                       ==========        ==========

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                            Dec. 28,             Sept. 28,
                                              1996                  1996

Patents, net of accumulated
amortization of $503,596 at
December 28, 1996 and $478,077
at September 28, 1996                      $ 646,738             $ 665,035

Cash value of life insurance
policies                                   1,113,493             1,113,493

Terminated contract rights,
net of accumulated amortization
of $248,438 at December 28, 1996
and $233,824 at September 28, 1996.           43,842                58,456
Other                                         76,272               134,026
                                          ----------           -----------
                                          $1,880,345            $1,971,010
                                          ==========            ==========


NOTE E - EARNINGS PER COMMON SHARE

         Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material.

NOTE F - TERMINATION OF EMPLOYEE STOCK OWNERSHIP PLAN

In September 1996, the Board of Directors voted to terminate the Company's Employee Stock Ownership Plan (ESOP) effective September 30, 1996, the end of the 1996 plan year. Accordingly, all participants became fully vested on that date. The unallocated shares of stock held by the ESOP were sold at market value to the Company and retired. The proceeds were used to reduce the principle balance of the loans. All shares allocated to the participants will be distributed to the participants.

                   ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 increased by 10% to $7.7 million compared to $7.0 million in the first quarter of fiscal 1996. The medical, consumer and industrial segments experienced sales increases. Net income for the first quarter of fiscal 1997 increased by 25% to $350,000 ($.11 per share) from $280,000 ($.09 per share) in the first quarter of fiscal 1996. The increase in net income resulted from the combination of higher sales volume and lower expenses during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.

         The Company's medical sales increased by 11% to $3.9 million in the first quarter this year from $3.5 million in the same quarter last year due mainly to an increase in unit sales of mattress overlays, patient positioners, and static mattresses. Management expects that sales of medical products will be higher in fiscal 1997 than in fiscal 1996 as a result of an agreement, dated June 1, 1996, to become the exclusive supplier of a national distributor's private label foam products. However, an increase in convoluted foam product sales could result in a lower gross profit margin percentage on medical foam products.

         Sales of consumer products during the first quarter rose by 21% to $1.6 million from $1.3 million in the same period last year. The increase was due to a promotion of convoluted foam mattress pads and pillows. Management expects that consumer foam sales will increase during the next two quarters of fiscal 1997 primarily due to higher sales of TerryFoam products.

         Contract packaging sales decreased 4% to $1.5 million in the first quarter of fiscal 1997 due to a lower volume of medical contract packaging products. Management expects that contract packaging sales will be slightly higher in fiscal 1997 compared to fiscal 1996.

         Industrial foam product sales increased by 11% in the first quarter of fiscal 1997 to $795,000 from $715,000 in the same quarter last fiscal year. The increase was primarily the result of higher sales to existing customers. Industrial foam sales in fiscal 1997 are expected to be higher than in fiscal 1996.

The Company's gross profit increased by 4% to $2.2 million in the first quarter of fiscal 1997 from $2.1 million in the first quarter last year. However, the gross profit margin percentage decreased to 28.1% from 29.7%. The decrease in gross margin percent was due to the higher sales volume of lower margin products during the first quarter of fiscal 1997. Management expects that the Company's gross margin percentage for fiscal 1997 will be slightly higher than that of fiscal 1996.

         Sales and marketing expenses remained level at $1.1 million in the first quarter of fiscal 1997 compared to the same quarter last year. Total sales and marketing expenses for fiscal 1997 are expected to be lower than those of fiscal 1996.

         General and administrative expenses decreased by $30,000 (5%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. General and administrative expenses for the full 1997 fiscal year are expected to be similar to those of fiscal 1996.

Non-operating income decreased by $8,000 (15%) to $82,000 in the first quarter of fiscal 1997 as compared to the same quarter last year. Management expects non-operating income in fiscal 1997 to remain at a level similar to fiscal 1996.

                  During the first quarter of fiscal 1997, the Company paid dividends of $82,000, or 23% of net income. This payment represented one quarterly dividend of $.025 per share.

                  The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: the loss of a major distributor of the Company's medical or consumer products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $1.2 million during the first quarter of fiscal 1997. In addition, working capital expanded by $299,000 or 4%, during the three months ended December 28, 1996. The increase in working capital was caused primarily by higher securities available for sale and lower accounts payable. The Company's current ratio increased to 3.8 at December 28, 1996 from 3.4 at fiscal year end 1996.

         Accounts receivable, net of allowances, declined 12% to $5.1 million at the end of the first quarter of 1997 as compared to $5.7 million at the end of fiscal 1996. All of the Company's accounts receivable are unsecured.

         Inventories increased by $104,000, or 3%, during the first quarter of fiscal 1997 to $3.6 million. The increase reflects normal monthly fluctuations in raw material and finished goods inventories. Management expects a slight decrease in inventory levels during fiscal 1997.

         Net property and equipment decreased by $120,000, or 2%, during the first three months of fiscal 1997. The change resulted primarily from normal depreciation expense and capital expenditures. Management expects that capital expenditures during fiscal 1997 will be higher than those of fiscal 1996.

         Goodwill, net of accumulated amortization, increased by $133,000. The change was primarily due to the Company's issuance in October of 31,474 shares of its common stock at an approximate market value of $170,000 as additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992. Other assets decreased slightly to $1.9 million as compared to $2.0 million at fiscal year end 1996.

In September 1996, the Board of Directors voted to terminate the Company's Employee Stock Ownership Plan (ESOP) effective September 30, 1996, the end of the 1996 plan year. Accordingly, all participants became fully vested in unallocated shares on that date. All allocated shares will be distributed to the participants pursuant to the plan. As of September 30, 1996, the ESOP held 42,875 shares of unallocated Company stock. These unallocated shares were repurchased and retired by the Company at fair market value on the purchase date of $4.52 per share. The ESOP used the proceeds of this sale plus additional contributions from the Company to fully retire the loans which were secured by the unallocated shares and guaranteed by the Company.

        In November 1996, the Company repurchased 45,000 of its common stock for approximately $193,000 ($4.28 per share) in a private transaction from an unaffiliated seller. The repurchased shares will be retired.

         The Company's trade accounts payable declined by $332,000 or 16% as compared to fiscal year end 1996. Accrued and sundry liabilities increased by $232,000 or 24% because of increases in accrued medical insurance and income taxes payable which were not offset by a decline in accrued property taxes.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the first quarter of fiscal 1997. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is from time to time party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

ITEM 2.  Changes in Securities -

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         None

ITEM 5.  Other Information

         None

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




                                SPAN-AMERICA MEDICAL SYSTEMS, INC.



                                /s/ Richard C. Coggins
                                Richard C. Coggins
                                Vice President - Finance






                                /s/ James D. Ferguson
                                James D. Ferguson
                                President and Chief Executive Officer
















DATE:     February 3, 1997