Form 10-Q
period 1997-03-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1997-05-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES
    EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997.
                                       OR
[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, No Par Value - 3,193,641 shares as of May 1, 1997

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Balance Sheets - March 29, 1997 and
                  September 30, 1996.....................................................   3

         Statements of Income - three and six months
                  ended March 29, 1997 and March 30, 1996................................   4

         Statements of Cash Flows - six months ended
                  March 29, 1997 and March 30, 1996......................................   5

         Notes to Financial Statements - March 29, 1997..................................   6

Item 2.           Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations.......................   8

PART II.  OTHER INFORMATION..............................................................  12

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES...............................................................................  13


PART 1.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS



                                                        MARCH 29,             SEPT. 28,
                                                          1997                  1996
                                                       (Unaudited)             (Note)

ASSETS
Current Assets
Cash and equivalents                                    $ 1,031,204            $  925,370
Securities available for sale                             1,722,390             1,194,068

Accounts receivable, net of allowances
of $497,000 at March 29, 1997 and
$419,000 at September 28, 1996                            5,358,418             5,733,810

Inventories - Note B                                      3,466,452             3,463,637

Prepaid expenses and other                                  253,653               226,959
                                                        -----------           -----------

Total Current Assets                                     11,832,117            11,543,844

Property and equipment, Net - Note C                      4,788,383             5,074,106

Costs in excess of fair value of net
assets acquired, net of accumulated
amortization of $364,362 at March 29,
1997 and $290,650 at September 28, 1996                   2,587,534             2,491,635

Other assets - Note D                                     1,833,090             1,971,010
                                                        -----------           -----------

                                                        $21,041,124           $21,080,595
                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                        $ 1,721,004           $ 2,117,643

Accrued and sundry liabilities                            1,045,893               960,011

Current portion of long-term debt                                                 286,344

Total Current Liabilities                                 2,766,897             3,363,998

Deferred Income Taxes and Compensation                    1,649,910             1,697,282

Shareholders' Equity Common Stock, no par value,
20,000,000 shares authorized; issued and
outstanding 3,193,641 shares at March 29, 1997
and 3,241,042 shares at September 28, 1996                4,341,489             4,516,895

Additional paid-in capital                                   52,894               145,834

Retained Earnings                                        12,229,934            11,642,930
                                                        -----------           -----------

                                                         16,624,317            16,305,659

Less guaranteed ESOP obligation                                                   286,344

Total Shareholders' Equity                               16,624,317            16,019,315
                                                        -----------           -----------

                                                        $21,041,124           $21,080,595
                                                        ===========           ===========

Note:The Balance Sheet at September 28, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                   Three Months Ended                          Six Months Ended

                               March 29,           March 30,           March 29,                March 30,
                                1997                 1996               1997                     1996

Net Sales                     $8,560,956           $7,470,758         $16,299,907            $14,519,943

Cost of Goods Sold             6,226,800            5,701,111          11,794,059             10,657,601
                               ---------            ---------          ----------             ----------

Gross Profit                   2,334,156            1,769,647           4,505,848              3,862,342

Selling and
Marketing Expenses             1,103,296            1,304,806           2,213,745              2,416,640

General and
Administrative
Expenses                         668,902              603,909           1,254,435              1,219,416
                               ---------            ---------          ----------             ----------

Income/(Loss)
 from Operations                 561,958             (139,068)          1,037,668                226,286

Other (expense)/income:
Interest expense                                       (8,017)                                   (16,004)
Investment income
and other                         77,994               74,939             159,990                165,364
                               ---------            ---------          ----------             ----------
                                  77,994               66,922             159,990                149,360

INCOME/(LOSS) BEFORE
INCOME TAXES                     639,952              (72,146)          1,197,658                375,646

Provision For/
(Benefit From) Income
Taxes                            241,000              (27,000)            449,000                141,000
                               ---------            ----------         ----------             ----------

NET INCOME/(LOSS)              $ 398,952              (45,146)         $  748,658             $  234,646
                               =========            =========          ==========             ==========
Earnings/(Loss) Per
Common Share -Note E                $.12                $(.01)               $.23                  $.07

Dividends per
Common Share                       $.025                $.025                $.05                  $.05

Weighted Average
Shares Outstanding             3,191,784            3,224,570           3,220,473              3,214,889


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months Ended
                                                                March 29,        March 30,
                                                                  1997             1996
                                                               ----------         -------
OPERATING ACTIVITIES
Net Income                                                         $748,658         $234,646
Adjustments to reconcile net income to
net cash provided by operating
activities:
        Depreciation and amortization                               530,834          525,162
        Provision for losses on accounts
               receivable                                           126,000           78,000
        Loss on disposal of property, plant
                and equipment and abandonment
                of leasehold improvements                                             15,475
        Change in cash value of life
               insurance                                            100,233          (73,029)
        Deferred compensation                                       (47,372)          61,661
        Changes in operating assets and liabilities:
               Accounts receivable                                  249,209         (368,759)
               Inventory                                             (2,815)        (914,814)
               Prepaid expenses and other current assets              4,918         (145,313)
               Accounts payable and accrued expenses               (310,757)         (17,221)
                                                                -----------         ---------

NET CASH PROVIDED BY/(USED FOR)
 OPERATING ACTIVITIES                                             1,398,908         (604,192)

INVESTING ACTIVITIES
Acquisition of Embracing Concepts, Inc.                                             (592,435)
Purchases of marketable securities                               (1,208,386)        (800,000)
Proceeds from the sale of marketable
        securities                                                  680,247        1,444,868
Purchases of property,plant and
        equipment                                                   (88,769)        (201,171)
Payments for other assets                                           (35,303)         (64,987)
                                                                   ---------        ---------

NET CASH (USED FOR) INVESTING ACTIVITIES                           (652,211)        (213,725)

FINANCING ACTIVITIES
Dividends paid                                                     (161,654)        (161,171)
Common Stock issued upon exercise of options                                          50,250
Purchase and retirement of Common Stock                            (479,209)         (33,484)
                                                                  ----------     ------------

NET CASH (USED FOR) FINANCING ACTIVITIES                           (640,863)        (144,405)
                                                                  ----------      ----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                     105,834         (962,322)
Cash and cash equivalents at beginning
 of period                                                          925,370        1,242,396
                                                                   --------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $1,031,204       $  280,074
                                                                 ==========       ==========

See Notes to Financial Statements.

                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                                  March 29, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the Company's annual report on Form 10-K for the year ended September 28, 1996.


NOTE B - INVENTORIES

The components of inventories are as follows:

                              March 29,                 Sept. 28,
                                1997                      1996


Raw Materials                  $2,817,623                $2,788,443
Work in Process                    35,029                    28,043
Finished Goods                    613,800                   647,151
                                ---------                ----------
                               $3,466,452                $3,463,637
                               ==========                ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                            March 29,             Sept. 28,
                                                1997                1996

Land                                       $  317,343            $  317,343
Land Improvements                             240,016               240,016
Buildings                                   3,613,966             3,613,966
Machinery & Equipment                       8,460,518             8,372,358
Furniture & Fixtures                          625,778               625,169
Automobiles                                     9,520                 9,520
Leasehold Improvements                         66,006                92,420
                                           ----------            ----------
                                           13,333,147            13,270,792
Less Accumulated Depreciation               8,544,764             8,196,686
                                           ----------            ----------
                                          $ 4,788,383           $ 5,074,106
                                           ==========            ==========

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                             March 29,            Sept. 28,
                                               1997                 1996

Patents, net of accumulated
amortization of $529,513 at
March 29, 1997 and $478,077 at
September 28, 1996                           $ 648,902            $ 665,035

Cash value of life insurance
policies                                     1,013,260            1,113,493

Terminated contract rights,
net of accumulated amortization
of $263,052 at March 29, 1997 and
$233,824 at September 28, 1996.                 29,228               58,456
Other                                          141,700              134,026
                                            ----------          -----------
                                            $1,833,090           $1,971,010
                                            ==========           ==========

NOTE E - EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding. The effect of common stock equivalents on earnings per share is not material.

NOTE F - TERMINATION OF EMPLOYEE STOCK OWNERSHIP PLAN

In September 1996, the Board of Director's voted to terminate the Company's Employee Stock Ownership Plan (ESOP) effective September 30, 1996, the end of the 1996 plan year. Accordingly, all participants became fully vested on that date. The unallocated shares of stock held by the ESOP were sold at market value to the Company and retired. The proceeds were used to reduce the principle balance of the loans. All shares allocated to the participants will be distributed pursuant to the terms and conditions of the ESOP.

NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended December 1997 is not expected to be material.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                      INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1997 increased 15% to $8.6 million compared to $7.5 million in the second quarter of fiscal 1996. For the year to date in fiscal 1997, net sales increased 12% to $16.3 million from $14.5 million in the same period last year. The increase in sales for both the quarter and year to date were primarily due to increases in each of our foam business units generating sales increases during the quarter.

Net income for the second quarter of 1997 increased to $399,000 ($.12 per share) compared to a net loss of $45,000 ($.01 per share) in the second quarter of fiscal 1996. Net income for the first half of fiscal 1997 was $749,000 ($.23 per share), up 219% from $235,000 ($.07 per share) in fiscal 1996. The increase in earnings was mainly due to higher sales volume, improved manufacturing efficiencies, and lower selling expenses.

The Company's total medical sales increased by 13% to $4.1 million in the second quarter this year from $3.6 million in the same quarter last year due to increases in sales of mattress overlays, patient positioners, and static mattresses. These sales increases more than offset the decline in the Company's dynamic mattresses as compared to the second quarter of 1996 resulting from a change in 1996 in the Medicare reimbursement criteria.

For the year to date in fiscal 1997, medical sales increased by 12% to $8.0 million from $7.1 million in the same period last year due also to higher unit and dollar volume of all major product lines except dynamic mattresses. Management expects that sales of medical products will be higher in 1997 than in fiscal 1996 as a result of an agreement, dated June 1, 1996, to become exclusive supplier of a national distributor's private label foam products. However, an increase in convoluted foam product sales could result in a lower gross profit margin percentage on medical foam products.

Sales of consumer foam products increased by 45% during the second quarter to $2.3 million from $1.6 million in the same period last year. The increase in sales was primarily due to a promotion of convoluted foam mattress pads and pillows. Year to date sales of consumer foam products increased 34% to $3.9 million from $2.9 million for the same reason. Management expects consumer foam sales to increase during the next quarter of fiscal 1997 to be similar to second quarter levels.

Industrial foam sales increased 2% in the second quarter of fiscal 1997 to $763,000 from $750,000 in the same quarter last fiscal year. For the year to date, industrial sales increased 6% to $1.6 million from $1.5 million in fiscal 1996. The second quarter and year to date sales increases were the result of higher sales to existing customers. Industrial foam sales in fiscal 1997 are expected to be slightly higher than in fiscal 1996.

Contract packaging sales decreased 8% to $1.4 million in the second quarter of fiscal 1997 from $1.5 million in the second quarter last year. Year to date contract packaging sales decreased 6% to $2.8 million from $3 million. Lower volumes of medical contract packaging products caused both decreases. Management expects that contract packaging sales for fiscal 1997 will be approximately the same as those of fiscal 1996.

The Company's gross profit increased approximately 32% to $2.3 million for the second quarter of 1997 from $1.8 million in the second quarter of fiscal 1996. The gross margin percentage for the second quarter of fiscal 1997 increased to 27% as compared to 24% in the second quarter last year. Year-to-date gross profit increased 17% to $4.5 million in the first six months of fiscal 1997 from $3.9 million for the same period last year. The year-to-date gross margin percentage increased to 28% as compared to 27% for the same period last year. The increases in gross profit levels and gross margin percentage resulted from improved manufacturing efficiencies and product mix. Management expects the Company's gross margin percentage for fiscal 1997 to be slightly higher than that of fiscal 1996.

Sales and marketing expenses declined by 15% to $1.1 million for the second quarter of fiscal 1997 compared to $1.3 million in the same quarter last year. For the year to date in fiscal 1997, these expenses decreased by 8% to $2.2 million as compared to $2.4 million in the same period last year. The decrease in sales and marketing expenses occurred in travel and compensation expenses. Total sales and marketing expenses for fiscal 1997 are expected to be lower than those of fiscal 1996.

General and administrative expenses increased 11% for the second quarter of fiscal 1997 to $669,000 as compared to $604,000 in the second fiscal quarter of last year. The increase resulted from increased incentive compensation and insurance expenses. For the fiscal year to date general and administrative expenses increased by 3% to $1.3 million compared to $1.2 million for the first six months of fiscal 1996 for the same reasons. General and administrative expenses for the 1997 fiscal year are expected to be similar to those in fiscal 1996.

During the first six months of fiscal 1997, the Company paid dividends of $162,000, or 22% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share.

The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or consumer products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of approximately $1.4 million during the first six months of fiscal 1997. The Company's working capital increased by $885,000 or 11% during the six months ended March 29, 1997 as a result of an increase of approximately $500,000 in securities available for sale, a decline in accounts payable and the repayment of debt related to the Employee Stock Ownership Plan as discussed below. The Company's current ratio increased to
4.3 at March 29, 1997 from 3.4 at fiscal year end 1996.

Accounts receivable, net of allowances, decreased by $375,000 (7%) to $5.4 million at the end of the second quarter of 1997 as compared to $5.7 million at the end of fiscal 1996. All of the Company's accounts receivable are unsecured.

Inventory remained level at $3.5 million. Management expects a slight decrease in inventory levels during fiscal 1997.

Net property and equipment decreased by $286,000, or 6%, during the first six months of fiscal 1997. The change resulted from the combination of capital expenditures of $89,000 and normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 1997 to increase over the first half of the fiscal year.

Costs in excess of the fair value of net assets acquired increased by approximately $96,000, net of accumulated amortization. The change was primarily due to the issuance in October 1997 of 31,474 shares of its common stock at an approximate market value of $170,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

In September 1996, the Board of Directors voted to terminate the Company's Employee Stock Ownership Plan (ESOP) effective September 30, 1996, the end of the 1996 plan year. Accordingly, all participants became fully vested in allocated shares on that date. All allocated shares will be distributed to the participants pursuant to the plan. As of September 30, 1996, the ESOP held 42,875 shares of unallocated Company stock. These unallocated shares were repurchased and retired by the company at fair market value on the purchase date of $4.52 per share. The ESOP used the proceeds of this sale plus additional contributions from the Company to fully retire the loans which were secured by the unallocated shares and guaranteed by the Company.

In November 1996, the Company repurchased 45,000 shares of its common stock for approximately $193,000 ($4.28 per share) in a private transaction from an unaffiliated seller. The repurchased shares were retired.

The Company's trade accounts payable decreased by $397,000 (19%) to $1.7 million during the first two quarters of fiscal 1997. The decrease was due mainly to normal monthly fluctuations in accounts payable balances. Accrued and sundry liabilities increased by $86,000 (9%) to $1 million as compared to fiscal year end 1997 primarily due to an increase in accrued medical insurance which was not fully offset by decreases in property and income taxes payable.


IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first two quarters of fiscal 1997. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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


ITEM 2.        Changes in Securities - None


ITEM 3.        Defaults Upon Senior Securities - None

ITEM 4.        Submission of Matters to a Vote of Security
               Holders -


               The Company held its Annual Meeting of
               Shareholders on February 4, 1997. At this
               Annual Meeting, Roy W. Black, Thomas D.
               Henrion, and Douglas E. Kennemore, M.D. were elected to three-year terms as Directors. Robert A. Whitehorne was elected to a one-year term, filling the unexpired term of Charles B. Mitchell who resigned from the Board. The voting details are as follows:


                                            For            Against       Abstain
Roy W. Black                             2,278,346            0           89,547
Thomas D. Henrion                        2,290,586            0           77,307
Douglas E. Kennemore, M.D.               2,277,486            0           90,407
Robert A. Whitehorne                     2,278,646            0           89,247

ITEM 5.         Other Information - None

ITEM 6.         Exhibits & Reports on Form 8-K

                (a)    Exhibit 3 Amended and Restated By-Laws of
                       Span-America Medical Systems, Inc. dated
                       February 4, 1997

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


                                    SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                    /s/ Richard C. Coggins
                                    Richard C. Coggins
                                    Vice President - Finance






                                    /s/ James D. Ferguson
                                    James D. Ferguson
                                    Pres. and Chief Executive Officer















                                    DATE:     May 10, 1997