Form 10-Q
period 1997-06-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1997-08-12
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997.

                                       OR

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

         Common Stock, No Par Value - 3,149,838 shares as of August 1, 1997

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION



Item 1.           Financial Statements (Unaudited)

         Balance Sheets - June 28, 1997 and
                  September 28, 1996..................................................................................   3

         Statements of Income - three and nine months
                  ended June 28, 1997 and June 29, 1996...............................................................   4

         Statements of Cash Flows - nine months ended
                  June 28, 1997 and June 29, 1996.....................................................................   5

         Notes to Financial Statements - June 28, 1997................................................................   6

Item 2.           Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations....................................................   8

PART II.  OTHER INFORMATION...........................................................................................  13

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES............................................................................................................  14

PART 1.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS





                                                                                     JUNE 28,              SEPT. 28,
                                                                                       1997                  1996
                                                                                    (Unaudited)             (Note)

ASSETS
Current Assets
Cash and equivalents                                                                   $ 1,064,526             $ 925,370

Marketable securities                                                                    2,966,297             1,194,068

Accounts receivable, net of allowances
of $548,000 at June 28, 1997 and
$419,000 at September 28, 1996                                                            5,224,913             5,733,810

Inventories - Note B                                                                     3,151,817             3,463,637

Prepaid expenses and other                                                                 193,726               226,959
                                                                                       -----------           -----------

Total Current Assets                                                                    12,601,279            11,543,844

Property and equipment, Net - Note C                                                     4,604,714             5,074,106

Costs in excess of fair value of net
assets acquired, net of accumulated
amortization of $401,217 at June 28,
1997 and $290,650 at September 28, 1996                                                  2,550,679             2,491,635

Other assets - Note D                                                                    1,965,687             1,971,010
                                                                                       -----------           -----------

                                                                                       $21,722,359           $21,080,595
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                       $ 2,037,808           $ 2,117,643

Accrued and sundry liabilities                                                           1,326,186               960,011

Current portion of debt                                                                                          286,344
                                                                                       -----------           -----------

Total Current Liabilities                                                                3,363,994             3,363,998

Deferred Income Taxes and Compensation                                                   1,629,058             1,697,282

Shareholders' Equity
Common Stock, no par value, 20,000,000
shares authorized; issued and
outstanding 3,149,838 shares at June 28,
1997 and 3,241,042 shares at September 28, 1996                                          4,127,401             4,516,895

Additional paid-in capital                                                                  52,894               145,834

Retained Earnings                                                                       12,549,012            11,642,930
                                                                                       -----------           -----------

                                                                                        16,729,307            16,305,659

Less guaranteed ESOP obligation                                                                                  286,344
                                                                                       -----------           -----------

Total Shareholders' Equity                                                              16,729,307            16,019,315
                                                                                       -----------           -----------

                                                                                       $21,722,359           $21,080,595
                                                                                       ===========           ===========


Note: The Balance Sheet at September 28, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)





                                                Three Months Ended                             Nine Months Ended
                                           June 28,             June 29,                   June 28,                 June 29,
                                             1997                 1996                       1997                     1996

Net Sales                                   $8,706,588           $8,752,821               $25,006,495            $23,272,764

Cost of Goods Sold                           6,358,554            6,439,766                18,152,613             17,097,368
                                             ---------            ---------                ----------             ----------

Gross Profit                                 2,348,034            2,313,055                 6,853,882              6,175,396

Selling and
Marketing Expenses                           1,230,083            1,442,815                 3,443,827              3,859,454

General and
Administrative
Expenses                                       570,662              701,746                 1,825,097              1,921,161
                                             ---------            ---------                ----------             ----------

Income from Operations                         547,289              168,494                 1,584,958                394,781

Other (expense)/income:
Interest expense                                                     (6,725)                                         (22,730)
Investment income
and other                                       91,630               83,200                   251,620                248,564
                                             ---------            ---------                ----------             ----------
                                                91,630               76,475                   251,620                225,834

INCOME BEFORE
INCOME TAXES                                   638,919              244,969                 1,836,578                620,615

Provision For Income
Taxes                                          240,000               91,000                   689,000                232,000
                                             ---------             --------                ----------             ----------

NET INCOME                                    $398,919             $153,969                $1,147,578               $388,615
                                             =========            =========                ==========             ==========
Earnings Per
Common Share -Note E                              $.13                 $.05                      $.36                  $.12

Dividends per
Common Share                                     $.025                $.025                     $.075                 $.075

Weighted Average
Shares Outstanding                           3,167,650            3,241,042                 3,202,865              3,223,607


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                     Nine Months Ended
                                                                                               June 28,                 June 29,
                                                                                                 1997                      1996
                                                                                               ----------                -------
OPERATING ACTIVITIES
Net Income                                                                                    $1,147,578                $  388,615
Adjustments to reconcile net income to
net cash provided by operating
activities:
        Depreciation and amortization                                                            798,195                   813,765
        Provision for losses on accounts
               receivable                                                                        159,000                   121,000
        Loss on disposal of property, plant
                and equipment and abandonment
                of leasehold improvements                                                                                   15,475
        Decrease/(Increase)in cash value of life
               insurance                                                                          57,571                   (75,382)
        Deferred compensation                                                                    (68,224)                   89,534
        Changes in operating assets and liabilities:
               Accounts receivable                                                               341,514                (1,250,446)
               Inventory                                                                         311,820                  (739,051)
               Prepaid expenses and other current assets                                         (62,344)                  105,811
               Accounts payable and accrued expenses                                             286,340                   (12,572)
                                                                                              ----------                  ---------

NET CASH PROVIDED BY/(USED FOR)
  OPERATING ACTIVITIES                                                                         2,971,450                  (543,251)

INVESTING ACTIVITIES
Acquisition of Embracing Concepts, Inc.                                                                                   (592,435)
Purchases of marketable securities                                                            (3,091,072)               (2,082,000)
Proceeds from the sale of marketable
        securities                                                                             1,327,226                 3,844,868
Purchases of property,plant and
        equipment                                                                                (94,983)                 (432,573)
Payments for other assets                                                                        (38,675)                 (104,053)
                                                                                              ----------                  --------

NET CASH (USED FOR)/PROVIDED BY
  INVESTING ACTIVITIES                                                                        (1,897,504)                  633,807

FINANCING ACTIVITIES
Dividends paid                                                                                  (241,496)                 (242,197)
Common stock issued upon exercise of options                                                                                50,250
Purchase and retirement of Common Stock                                                         (693,294)                  (33,484)
                                                                                              -----------                 ---------

NET CASH (USED FOR) FINANCING ACTIVITIES                                                        (934,790)                 (225,431)
                                                                                              ----------                ----------
INCREASE/(DECREASE)IN CASH AND CASH
        EQUIVALENTS                                                                              139,156                  (134,875)
Cash and cash equivalents at beginning
 of period                                                                                       925,370                 1,242,396
                                                                                              ----------                ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $1,064,526                $1,107,521
                                                                                              ==========                ==========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 28, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the Company's annual report on Form 10-K for the year ended September 28, 1996.


NOTE B - INVENTORIES

The components of inventories are as follows:

                                  June 28,             Sept. 28,
                                    1997                 1996


Raw Materials                        $2,565,604           $2,788,443
Work in Process                          32,388               28,043
Finished Goods                          553,825              647,151
                                     ----------            ---------
                                     $3,151,817           $3,463,637
                                     ==========           ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                         June 28,             Sept. 28,
                                           1997                 1996

Land                                   $  317,343            $  317,343
Land Improvements                         240,016               240,016
Buildings                               3,613,965             3,613,966
Machinery & Equipment                   8,466,733             8,372,358
Furniture & Fixtures                      625,778               625,169
Automobiles                                 9,520                 9,520
Leasehold Improvements                     66,006                92,420
                                       ----------            ----------
                                       13,339,361            13,270,792
Less Accumulated Depreciation           8,734,647             8,196,686
                                       ----------            ----------
                                      $ 4,604,714           $ 5,074,106
                                       ==========            ==========

NOTE D - OTHER ASSETS

Other assets consist of the following:

                                            June 28,          Sept. 28,
                                              1997              1996

Patents, net of accumulated
amortization of $555,523 at
June 28, 1997 and $478,077 at
September 28, 1996                         $ 626,264          $ 665,035

Cash value of life insurance
policies                                   1,055,922          1,113,493

Terminated contract rights,
net of accumulated amortization
of $277,666 at June 28, 1997 and
$233,824 at September 28, 1996                14,614             58,456
Other                                        268,887            134,026
                                          ----------        -----------
                                          $1,965,687         $1,971,010
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

NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for the Company's quarter ending on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ending December 1997 is not expected to be material.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF
 INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year-to-date net sales for fiscal 1997 have increased 7% to $25.0 million from $23.3 million in the same period last year. This increase was the result of sales increases in each of the foam business units.

Net sales for the third quarter of fiscal 1997 were down 1% to $8.7 million compared to $8.8 million in the third quarter of fiscal 1996. Increases in revenues from medical and industrial products were offset by reductions in sales of consumer foam and contract packaging products.

Net income for the third quarter of 1997 rose 159% to $399,000 ($.13 per share) compared to $154,000 ($.05 per share) in the third quarter of fiscal 1996. The third quarter earnings brought year-to-date net income for 1997 to $1.1 million ($.36 per share) as compared to $389,000 ($.12 per share) in fiscal 1996. The increases in both the quarter and year to date earnings resulted from higher year-to-date sales volume, improved manufacturing efficiencies, and lower selling and administrative expenses.

The Company's medical sales increased by 6% to $3.7 million in the third quarter this year from $3.5 million in the same quarter last year. For the year to date in fiscal 1997, medical sales increased by 10% to $11.7 million from $10.6 million in the same period last year. Both increases are due mainly to an increase in unit sales of mattress overlays, patient positioners and static mattresses. These sales increases more than offset the decline in sales of the Company's dynamic mattresses as compared to those in 1996 resulting from a change in medicare reimbursement criteria. Management expects that total medical sales during the last quarter of fiscal 1997 will be similar to the third quarter.

Sales of consumer products decreased by 5% during the third quarter to $2.4 million from $2.6 million in the same period last year. Year to date sales of consumer products increased 16% to $6.4 million from $5.5 million. The decrease in sales for the third quarter was due lower unit sales volume of TerryFoam products which was partially offset by an increase in sales of convoluted foam mattress pads and pillows. This increase in convoluted foam mattress sales more than offset the decline in Terryfoam products for the year to date. Since TerryFoam is a highly seasonal product, its sales are expected to decline significantly in the Company's fourth fiscal quarter. Consequently, management expects that total consumer sales in the fourth quarter of fiscal 1997 will be slightly lower than those in this year's third quarter.

Industrial foam sales increased by 1% in the third quarter of fiscal 1997 to $871,000 from $859,000 in the same quarter last fiscal year. For the year to date, industrial sales increased 5% to $2.5 million from $2.3 million in fiscal 1996. The third quarter and year to date increases were primarily the result of higher sales to existing customers. Industrial foam sales in the fourth quarter of fiscal 1997 are expected to be similar to third quarter levels.

Contract packaging sales decreased 7% to $1.7 million in the third quarter of fiscal 1997 from $1.8 million in the same period last year due to lower sales volumes of contract packaging products. Year to date contract packaging sales decreased 6% in 1997 to $4.5 million from $4.9 million in the same period in 1996. Management expects that contract packaging sales in the fourth quarter of fiscal 1997 will be similar to sales levels in the previous quarter.

The gross margin percentage for the third quarter of fiscal 1997 increased to 27% as compared to 26% in the third quarter last year and contributed to a 2% increase in gross profit to $2.3 million for the third quarter of 1997 as compared to the same period last year. Year-to-date gross profit increased by 11% to $6.9 million in the first nine months of this fiscal year from $6.2 million for the same period last year. The year-to-date gross margin percentage remained level at 27% as compared to the same period last year. The increases in gross profit levels and gross margin percentage resulted from improved manufacturing efficiencies and product mix. Management expects the Company's gross margin percentage for fiscal 1997 to be slightly higher than that of fiscal 1996.

Sales and marketing expenses declined 15% to $1.2 million for the third quarter of fiscal 1997 compared $1.4 million in the same quarter last year. For the year to date in fiscal 1997, these expenses decreased by 11% to $3.4 million as compared to $3.9 million in the same period last year. The decrease in sales and marketing expenses for the quarter and the year to date occurred primarily in travel, compensation expenses and consumer marketing. Total sales and marketing expenses for the fourth quarter of 1997 are expected to be similar to those of the third quarter.

General and administrative expenses declined by 19% to $571,000 for the third quarter of fiscal 1997. Fiscal

1997 year to date general and administrative expenses decreased by 5% to $1.8 million compared $1.9 million in the first nine months of fiscal 1996. Both decreases resulted from termination of the Company's ESOP, and reduced deferred compensation expense. General and administrative expenses for the full 1997 fiscal year are expected to be slightly lower than in fiscal 1996.

During the first nine months of fiscal 1997, the Company paid dividends of $241,000, or 21% of net income for the year to date period. This amount represented three quarterly dividends of $.025 per share.

The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward looking statements such as the Company's expectations for future sales increases or expense reductions as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or consumer products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of approximately $3.0 million during the first nine months of fiscal 1997. The Company's working capital increased by 13% during the nine months ended June 28, 1997 as a result of increases in cash and marketable securities of approximately $1.9 million and the repayment of debt related to the Employee Stock Ownership Plan as discussed below. The Company's current ratio increased to 3.7 at June 28, 1997 from 3.4 at fiscal year end 1996.

Accounts receivable, net of allowances, decreased by $509,000 (9%) to $5.2 million at June 28, 1997 as compared to $5.7 million at September 29, 1996. All of the Company's accounts receivable are unsecured.

Inventory, net of reserves, decreased by $312,000, or 9%, during the first three quarters of fiscal 1997 to $3.2 million. Management expects inventory levels to be similar at fiscal year end 1997 to those at the end of the third quarter.

Net property and equipment decreased by $469,000, or 9%, during the first nine months of fiscal 1997. The change resulted from the combination of capital expenditures of $95,000 and normal depreciation expense. Management expects that capital expenditures during the remainder of fiscal 1997 will be higher than those in the first three quarters.

Costs in excess of the fair value of net assets acquired increased by approximately $59,000, net of accumulated amortization. The change resulted from normal amortization expense and the issuance in October 1996 of 31,474 shares of its common stock at an approximate market value of $170,000 as an additional purchase price pursuant to the agreement by which the Company acquired Healthflex in February 1992.

In September 1996, the Board of Directors voted to terminate the Company's Employee Stock Ownership Plan (ESOP) effective September 30, 1996, the end of the 1996 plan year. Accordingly, all participants became fully vested in allocated shares on that date. All allocated shares were distributed to the participants pursuant to the plan. As of September 30, 1996, the ESOP held 42,875 shares of unallocated Company stock. These unallocated shares were repurchased and retired by the Company at fair market value on the purchase date of $4.52 per share. The ESOP used the proceeds of this sale plus additional contributions from the Company to fully retire the loans which were secured by the unallocated shares and guaranteed by the Company. In addition, in May 1997, the Company repurchased approximately 44,000 shares of its common stock for approximately $214,000 ($4.89 per share) in a private transaction from the ESOP Trustee for employees wishing to convert their allocation of ESOP shares to cash. The repurchased shares were retired.

In November 1996, the Company repurchased 45,000 shares of its common stock for approximately $193,000 ($4.28 per share) in a private transaction from an unaffiliated seller. The repurchased shares were retired.

The Company's trade accounts payable decreased by $80,000 (4%) to $2.0 million during the first three quarters of fiscal 1997. Accrued and sundry liabilities increased by $366,000 (38%) to $1.3 million as compared to fiscal year end 1996 primarily due to increases in incentive compensation and medical insurance accruals.

In July 1997, the Board of Directors authorized a repurchase program of up to 200,000 shares of the Company's stock. The stock will be purchased from time to time in the open market or in privately negotiated transactions.

Management believes that funds on hand, funds generated from operations, and funds available under the Company's $2.5 million line of credit are adequate to finance operations and expected capital requirements in the foreseeable future.

IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first three quarters of fiscal 1997. Higher inflation rates could impact the Company through higher raw material and labor costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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










                                    DATE:     August 9, 1997