Form 10-K
period 1997-10-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1997-12-24
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 27, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE   ACT  OF  1934   for  the transition period
         from _________ to _________.

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
            --------------------------------------------------------
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

       Registrant's telephone number, including area code: (864) 288-8877
       -------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each  class       Name of exchange on which registered
----------------------------------------------------------------------------
                None                                    None

Securities registered pursuant to Section 12(g) of the Act:
                  Title of each class
------------------------------------------
          Common Stock, no par value
------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 17, 1997 was $19,375,098.

         The number of shares of the registrant's common stock, no par value, outstanding as of December 15, 1997 was 3,097,838.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 3, 1998 are incorporated by reference into Part III.
------------------------------------------------------------------------------


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

         Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of decubitus ulcers, commonly known as bed sores or pressure ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt mattress overlay in the health care market which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to the consumer market segment. Span-America's foam products (including replacement mattresses described below) made up approximately 81% of the Company's total net sales in fiscal 1997.

         To diversify its operations and to capitalize upon its familiarity and contacts within the health care industry, Span-America entered the contract packaging business in 1987. These initial contract packaging operations were based on a three-year commitment to supply Baxter Healthcare Corporation ("Baxter") with all of its contract packaging requirements. This agreement expired during the first quarter of fiscal 1991. The Company currently provides contract packaging services to a variety of customers throughout the United States. During fiscal 1997, contract packaging products accounted for approximately 19% of total net sales.

         The Company entered the replacement mattress segment of the pressure ulcer care market in fiscal 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

         The Company's long-term strategy is to become a leading health care manufacturer specializing in wound care products used in the prevention and treatment of pressure ulcers. A majority of the Company's medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products.

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 1997 were approximately $1,300,000 or 4% of total net sales.

                              INDUSTRY SEGMENT DATA

         The industry segment data included in Note 15 to the Company's audited consolidated financial statements for the year ended September 27, 1997, presented on pages 20 - 21 of the 1997 Annual Report is incorporated herein by reference.

MEDICAL PRODUCTS

         Span-America's principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, a.nd seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers. The company also sells these products on a limited basis in Canada. Sales of medical products represented 45% of sales in 1997, 1996, and 1995 respectively.

         MATTRESS OVERLAYS. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 25% of the Company's total net sales in fiscal 1997. These products are designed to provide patients with greater comfort and assist in treating patients suffering from burns or pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

         The Geo-Matt mattress overlay, which was introduced in 1985, represents the Company's single largest product in terms of revenues. Geo-Matt was designed in conjunction with clinical studies performed by the Institute for Rehabilitation and Research at the Baylor College of Medicine. The product's patented design includes over 800 individual cells which are cut to exacting tolerances on computer controlled equipment to create a sophisticated and clinically effective mattress surface.

         The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also significantly reduces shearing faces while evenly distributes the patient's body weight, thereby minimizing the pressure that causes ulcers.

                  REPLACEMENT MATTRESSES. Span-America's non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress(R) products are single density or multi-layered foam mattresses topped with the same segmented Geo-Matt surface used in the Company's overlays. These mattresses are sold as an alternative to standard inner-spring and all-foam mattresses found facility-wide in acute and long term care settings. A version is also made specifically for use in home health care.

         The Company's more complex non-powered replacement mattresses consist of products from the PressureGuard(R) Series. The PressureGuard design was acquired through the acquisition of Healthflex in February 1992. The original design combines a polyurethane foam shell and static air cylinders to form a replacement mattress that incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which the company later used as the basis for powered versions (see below) was further refined via a complete technical upgrade of all PressureGuard components in November 1997. In conjunction with this upgrade, some models were renamed to better reflect their function.

                  In addition to the non-powered, static PressureGuard(R) Renew (formerly PressureGuard II), the company also offers the PressureGuard(R) CFT. This model incorporates patented design principles of constant force technology. First introduced as the CustomCare mattress in June of 1995, the PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces, yet requires no power source of any kind.

         The company's powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510K marketing approval for its PressureGuard(R) IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient's weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The newly upgraded version, renamed the PressureGuard(R) TurnSelect, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system built into the mattress, instead of hanging on the bed frame as a separate unit.

         Another powered system in the PressureGuard line is the PressureGuard(R) APM, a simpler but very effective alternating pressure mattress. Originally introduced as the DynaGuard, in November 1994, the APM is targeted primarily at the home care market. The latest addition to the PressureGuard line, launched in November 1997, is the PressureGuard(R) Site Select. The Site Select includes many of the features of the Turn Select, including the built in microprocessor-controlled motion system. However, instead of turning the patient, the Site Select is designed to give the caregiver the ability to selectively adjust the pressure at particular body sites based on patient need. Like the Turn Select, it is completely programmable through a hand-held pendant. All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in acute, long term, and home care settings. During fiscal 1997, replacement mattresses and related products made up approximately 12% of total net sales.

         PATIENT POSITIONERS. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 11% of the Company's net sales in fiscal 1997. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

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

         SEATING PRODUCTS. The final category of medical products made by Span-America consists of seating cushions and related products that address the needs of the patient when in the seated position. The Company's offerings can be subdivided into three main types. Seating products made specifically as an aid to wound healing include the ISCH-DISH(R) and SACRAL DISH(R) pressure relief cushions. Seating products made for patient positioning and general pressure management include the ISCH-DISH Thin and the Geo-Matt Contour cushion, introduced in June 1997, which combines positioning aid with the Company's proprietary Geo-Matt anti-shearing surface. Seating products designed to address pressure management without additional positioning benefits include the Gel-T(R) cushion and the Geo-Matt(R) and Geo-Matt(R) PRT wheelchair cushions. The Gel-T is a gel/foam combination cushion popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Geo-Matt surface.

         DISTRIBUTOR RELATIONSHIP. During fiscal 1997, approximately 29% of the Company's medical foam products were sold to Allegiance Health Care Corporation which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 18 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. The Company's distribution agreement has been transferred to Allegiance, and management expects the change to have no negative impact on the Company's sales to Allegiance.

CONSUMER PRODUCTS

         Span-America's consumer products consist primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. The Company's principal consumer mattress overlays are produced under private labels for J.C. Penney and Target Stores. The majority of the Company's consumer bedding products are marketed by Pillowtex, which sells the products to department stores and mass merchandisers throughout the United States. From 1986 until 1996 the Company had an exclusive agreement with Pillowtex for the distribution of certain of its consumer foam products. That agreement was terminated October 31, 1996. The termination agreement provides that Pillowtex will continue to sell the Company's products on an exclusive basis to existing customers through October 1998. After that time, Pillowtex is free to sell competing products to the Company's existing customers and Span-America is free to sell its consumer products through other distributors. Management believes its current relationship with Pillowtex is good, and does not expect the termination of the agreement to result in reduced sales to Pillowtex in fiscal 1998. Although the Company plans to continue its present relationship with Pillowtex indefinitely, management cannot currently predict the impact on sales to Pillowtex in fiscal 1999 and beyond, following the end of the termination period. See "Major Customers" for further information on Pillowtex.

         In 1990, Span-America introduced its TerryFoam(R) comfort products which are designed to be used on all types of outdoor furniture. Formerly produced by contract manufacturers according to the Company's specifications, these products are now manufactured by the Company. They are being sold and distributed directly by Span-America to retailers nationwide.

         Consumer products represented approximately 27% of the Company's total net sales in fiscal 1997 as compared to 24% in 1996 and 23% in 1995.

INDUSTRIAL PRODUCTS

         Span-America's industrial products consist primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the industrial foam market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities to the industrial market. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics and sports equipment industries. The industrial foam segment of the business made up approximately 10% of the Company's net sales in fiscal 1997, 10% in 1996 and 12% in 1995.

CONTRACT PACKAGING PRODUCTS

         Span-America's contract packaging products are principally single-use flexible packettes containing various chemicals which are used for cleaning, sterilizing or lubricating purposes. Approximately 19% of the Company's fiscal 1997 sales were contract packaging products as compared to 21% in 1996 and 1995. Contract packaging products are generally foil pouches containing a piece of non-woven cloth which has been saturated with substances such as alcohol or iodine. The Company markets its contract packaging capabilities principally to large health care and pharmaceutical companies. Since the Company's main function is that of a contract manufacturer, it primarily relies on the distribution networks of its customers.

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

         Although Span-America functions primarily as a contract manufacturer of flexible packaging products, it also produces a line of such products under its own Span-Care brand, consisting principally of single-use towelettes, swabs and gels. The Company employs one sales representative and a manufacturers representative to sell this Span-Care line to hospitals and alternate site facilities, including long-term care facilities and home health care distributors.

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

         The market for therapeutic replacement mattresses has developed principally during the last seven years and is currently dominated by five suppliers: BG Industries, Hill-Rom, Comfortex, DermaCare, and Bio Clinic. BG Industries utilizes Allegiance to distribute its mattresses primarily to hospitals. The other competitors use their own sales representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

         Many of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         CONSUMER. In the consumer market segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are

Crain Industries, ER Carpenter and Foamex, all of which are larger than Span-America.

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

                                 MAJOR CUSTOMERS

         The Company has a business relationship with Allegiance Health Care Corporation ("Allegiance"), formerly Baxter Healthcare Corporation, to distribute certain of its foam and contract packaging products. In fiscal 1997 sales to Allegiance amounted to approximately 13% of the Company's total net sales and approximately 29% of the Company's sales to the medical foam segment. Span-America also has a relationship with Pillowtex Corporation to distribute certain of its consumer foam products. Sales to Pillowtex during fiscal 1997 made up approximately 15% of the Company's net sales and approximately 57% of sales in the consumer foam segment. The Company has a relationship with another customer to manufacture specific contract packaging products for the consumer market segment. Sales to this customer comprised approximately 4% of the Company's fiscal 1997 net sales and 23% of the contract packaging segment sales during the same period.

         The loss of any of the customers described above could have a material adverse effect on the Company. See "Distributor Relationship" on page 5, "Consumer Products" on page 6, and "Competition" on pages 7 and 9 for more information on major customers.
                                 SEASONAL TRENDS

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

                             PATENTS AND TRADEMARKS

         The Company holds 36 federally registered trademarks, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 52 United States patents and 5 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 10 and 12 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 12 years.


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

         As of September 27, 1997, Span-America had unshipped orders of approximately $2.6 million which represents a 13% increase compared to a backlog of $2.3 million at fiscal year end 1996. All orders in the current backlog will be filled in the 1998 fiscal year.

                                    EMPLOYEES

         On September 27, 1997, the Company had 255 full-time employees, including 6 officers. Of these employees, 29 were executive or management personnel, 14 were administrative and clerical personnel, 15 were sales personnel and 191 were manufacturing employees. The Company is not a party to any collective bargaining agreement, and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

Item 2.  Properties

         The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13 acre site. The Company also leases approximately 60,000 square feet of warehouse space in Greenville for $12,500 per month until the lease expires in May 1998.

         The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The lease rate is $15,615 per month and expires in December 1997. Management expects to renew this lease effective January 1, 1998.

         The South Carolina and California facilities are considered suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings

         From time to time the Company is a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 7 of the Company's 1997 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the inside back cover of the Company's 1997 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the "Selected Financial Information" on page 6 of the Company's 1997 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

         Management's Discussion and Financial Analysis on pages 8 through 10 of the Company's 1997 Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company included on pages 11 through 22 of the Company's 1997 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 1997 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

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

10.11 Agreement for Sale and Purchase of Assets By and Among Span-America Medical Systms, Inc., Embracing Concepts, Inc. and Edmund K. Maier February 6, 1996 Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 30, 1996.

10.12 Resignation Agreement dated September 1, 1996 between the Company and Charles B. Mitchell. Incorporated by reference to exhibit 10.12 to the 1996 10-K.

10.13 License and Distribution Agreement dated October 22, 1996 between the Company and Pillowtex Corporation. Incorporated by reference to Exhibit
         10.13 to the 1996 10-K.

10.14    1997 Stock Option Plan

10.15    1997 Long Term Incentive Stock Option Plan

13.1     1997 Annual Report to Shareholders.

23.0     Consent of Ernst and Young LLP.

27.0     Financial Data Schedule (For SEC Use Only)

         (b)  Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 27, 1997.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By:  /s/ Brien Laing                                         December 12, 1997
Brien Laing, Chairman of the Board

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

 /s/ Roy W. Black                          Director
Roy W. Black

 /s/ Thomas F. Grady, Jr.                  Director
Thomas F. Grady, Jr.

 /s/ Thomas D. Henrion                     Director
Thomas D. Henrion

 /s/ Douglas E. Kennemore        __        Director
Douglas E. Kennemore, M.D.

 /s/ Brien Laing                           Director
Brien Laing

 /s/ J. Ernest Lathem             _        Director
J. Ernest Lathem, M.D.

 /s/ James M. Shoemaker, Jr.               Director
James M. Shoemaker, Jr.

 /s/ Robert A. Whitehorne       _          Director
Robert A. Whitehorne
                                                       December 12, 1997

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year Ended September 27, 1997

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 27, 1997 are incorporated by reference in Item 8:


     Balance Sheets - September 27, 1997 and September 28, 1996.

         Statements of Income - Years ended September 27, 1997,
         September 28, 1996, and September 30, 1995.

         Statements of Shareholders' Equity - Years ended September 27, 1997, September 28, 1996, and September 30, 1995.

         Statements of Cash Flows - Years ended September 27, 1997, September 28, 1996, September 30, 1995

         Notes to Financial Statements - September 27, 1997


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

                Schedule VIII - Valuation and Qualifying Accounts

                       Span-America Medical Systems, Inc.


-----------------------------------------------------------------------------------------------------------------------------------

         COL. A                             COL. B                                 COL. C                 COL. D.         COL. E
                                                                                 ADDITIONS

-----------------------------------------------------------------------------------------------------------------------------------


     Description                   Balance at                (1)               (2)
                                  Beginning of Period     Charged to Costs   Charged to Other    Deductions-Describe  Balance at End
                                                             and Expenses     Accounts - Describe                       of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended September 27, 1997

Deducted from asset accounts:
  Reserve for uncollectible
   accounts                        $245,000                $217,000                                  $64,000(a)          $398,000
  Reserve for discounts             174,000                                   68,000(b)                                   242,000
                                  -------------------------------------------------------------------------------------------------
Totals                             $419,000                $217,000           $68,000                $64,000             $640,000
                                  =================================================================================================
Year Ended September 28, 1996

Deducted from asset accounts:
  Reserve for uncollectible
   accounts                        $205,000                $113,000                                 $73,000(a)          $245,000
  Reserve for discounts             150,000                                     24,000(b)                                174,000
                                   -----------------------------------------------------------------------------------------------
Totals                             $355,000                $113,000            $24,000              $73,000             $419,000
                                  -----------------------------------------------------------------------------------------------
Year Ended September 30, 1995

Deducted from asset accounts:
  Reserve for uncollectible
   accounts                        $225,000                $ 24,000                                $44,000(a)           $205,000
  Reserve for discounts             116,500                                     33,500(b)                                150,000
                                  ------------------------------------------------------------------------------------------------
Totals                             $341,500                 $24,000            $33,500             $44,000               $355,000
                                  ================================================================================================

---------------


(a)  Uncollectible accounts written off.
(b) Net increase in sales discounts charged to income as a reduction of sales.