Form 10-Q
period 1997-12-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1998-02-10
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      -----------------------------------

                                   FORM 10-Q
                      ------------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended December 27, 1997.

                                       OR
             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

     South Carolina                           57-0525804
  State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)         Identification Number)

                               70 Commerce Center
                        Greenville, South Carolina 29615
              (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (864) 288-8877

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.
           Common Stock, No Par Value - 3,114,238 shares as of 2/3/98

                                     INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - December 27, 1997 and September 27, 1997............3

         Statements of Income - Three months ended December 27, 1997 and
         December 28, 1996....................................................4

         Statements of Cash Flows - Three months ended December 27, 1997 and
         December 28,1996.....................................................5

         Notes to Financial Statements - December 27, 1997....................6

Item 2.  Management's Discussion and Analysis of Interim Financial Condition
         and Results of Operations............................................8

PART II.  OTHER INFORMATION..................................................11

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...................................................................12

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS

                                                 December 27       September 27
                                                     1997               1997
                                                 -----------       ------------
                                                 (Unaudited)           (Note)
ASSETS
Current Assets
  Cash and equivalents                            $  653,739        $ 1,605,474
  Securities available for sale                    4,488,232          3,493,430
  Accounts receivable, net of allowances of
         $680,000 at December 27, 1997 and
         $640,000 at September 27, 1997            4,558,953          4,914,460
  Inventories - Note B                             3,748,755          3,076,329
  Prepaid expenses and other                         386,036            419,044
                                                  ----------         ----------
Total Current Assets                              13,835,715         13,508,737

Property and Equipment, net - Note C               4,806,101          4,721,580
Costs in excess of fair value of net assets
      acquired, net of accumulated amortization
      of $474,929 at December 27, 1997 and
      $438,073 at September 27, 1997               2,476,967          2,513,823
Other Assets - Note D                              1,822,969          1,882,174
                                                  ----------         ----------
                                                 $22,941,752        $22,626,314
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $ 2,615,425       $ 2,364,097
  Accrued and sundry liabilities                    1,675,988         1,751,310
                                                  -----------        ----------
Total Current Liabilities                           4,291,413         4,115,407

Deferred income taxes and compensation              1,529,921         1,531,398
Shareholders' Equity
  Common Stock, no par value, 20,000,000 shares
  authorized; issued and outstanding 3,098,168
  shares at December 27, 1997 and 3,125,338
  shares at September 27, 1997                      3,799,018         3,991,745
  Additional paid-in capital                           53,160            53,160
  Retained earnings                                13,268,240        12,934,604
                                                   ----------        ----------
Total Shareholders' Equity                         17,120,418        16,979,509

                                                  $22,941,752       $22,626,314
                                                  ===========       ===========
Note: The Balance Sheet at September 27, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                Three Months Ended
                                           Dec. 27,          Dec. 28,
                                             1997              1996
                                             ----              ----

Net Sales                                $8,259,946        $7,738,952
Cost of Goods Sold                        5,980,659         5,567,259
Gross Profit                              2,279,287         2,171,693

Selling and Marketing Expenses            1,115,641         1,110,449
General & Administrative Expenses           626,554           585,533

Income from Operations                      537,092           475,711

Other Income:
 Investment Income and Other                116,565           81,995
                                         ----------        ----------

INCOME BEFORE INCOME TAXES                  653,657           557,706

Provision For Income Taxes                  242,000           208,000
                                         ----------        ----------

NET INCOME                               $  411,657        $  349,706
                                         ==========        ==========
Earnings Per Share of
 Common Stock - Note E
Basic                                    $      .13        $      .11
Diluted                                  $      .13        $      .11

Dividends Per Common Share               $     .025        $     .025

Weighted Average Shares Outstanding:
Basic                                     3,111,687         3,249,162
Diluted                                   3,223,612         3,265,534


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                      Dec. 27,        Dec. 28,
                                                        1997            1996
                                                      --------        --------
OPERATING ACTIVITIES
Net Income                                          $  411,657       $  349,706
Adjustments to reconcile net income to
net cash provided by operating
activities:
     Depreciation and amortization                     249,983          264,114
     Provision for losses on accounts receivable        16,000           93,000
     Loss on disposal of property, plant
               and equipment                            (1,586)
     Increase in cash value of life insurance
     Deferred compensation                              (1,477)         (23,520)
  Changes in operating assets and liabilities:
       Accounts receivable                             349,715          592,446
       Inventory                                      (672,426)        (104,089)
       Prepaid expenses and other current assets        79,870          117,582
       Accounts payable and accrued expenses           176,006          (99,842)
                                                       -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              607,742        1,189,397

INVESTING ACTIVITIES
Purchases of marketable securities                  (1,487,696)      (1,208,386)
Proceeds from the sale of marketable securities        482,686          678,840
 Purchases of property, plant and equipment           (271,572)         (65,059)
Payments for other assets                              (12,147)          (7,222)
                                                       -------          -------
NET CASH (USED FOR) INVESTING ACTIVITIES            (1,288,729)        (601,827)

FINANCING ACTIVITIES
Purchase and retirement of Common Stock               (193,717)        (479,206)
Common stock issued upon exercise of options               990               --
Dividends paid                                         (78,021)         (81,813)
                                                       -------          -------
NET CASH (USED FOR) FINANCING ACTIVITIES              (270,748)        (561,019)
                                                       -------          -------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS      (951,735)          26,551
Cash and cash equivalents at beginning of period     1,605,474          925,370
                                                       -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  653,739        $ 951,921
                                                       -------          -------

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               December 27, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ended October 2, 1998. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

NOTE B - INVENTORIES

The components of inventories are as follows:    Dec. 27,           Sept. 27,
                                                   1997               1997
                                                   ----               ----
Raw Materials                                   $3,105,697        $2,404,945
Work in Process                                     23,882            32,918
Finished Goods                                     619,176           638,466
                                                   -------           -------
                                                $3,748,755        $3,076,329
                                                ==========        ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                December 27,      September 27,
                                                    1997               1997
                                                    ----               ----
Land                                            $  317,343        $  317,343
Land Improvements                                  240,016           240,016
Buildings                                        3,613,966         3,613,966
Machinery & Equipment                            8,820,367         8,548,795
Furniture & Fixtures                               625,778           625,778
Automobiles                                          9,520             9,520
Leasehold Improvements                              66,006            66,006
                                                    ------            ------
                                                13,692,996        13,421,424
Less Accumulated Depreciation                    8,886,895         8,699,844
                                                 ---------         ---------
                                               $ 4,806,101       $ 4,721,580
                                               ===========       ===========

NOTE D - OTHER ASSETS

Other assets consist of the following:
                                           Dec. 27,         Sept. 27,
                                             1997              1997
                                             ----              ----
Patents, net of accumulated
amortization of $607,577 at
December 27, 1997 and $581,501
at September 27, 1997                      $ 599,346         $ 613,275

Cash value of life insurance
policies                                   1,120,033         1,118,447

Other                                        103,590           150,452
                                             -------           -------

                                          $1,822,969        $1,882,174
                                          ==========        ==========

NOTE E - EARNINGS PER COMMON SHARE

         In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
             INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 1998 increased by 7% to $8.3 million compared to $7.7 million in the first quarter of fiscal 1997. The consumer, industrial and contract packaging segments experienced sales increases. Net income for the first quarter of fiscal 1998 increased by 18% to $412,000 from $350,000 in the first quarter of fiscal 1997. Basic earnings per share were $0.13, up 23% from $0.11 in the first quarter of fiscal 1997. Diluted earnings per share were $0.13 for the current quarter compared with $0.11 in the first quarter last year. The increase in net income resulted from higher sales volume during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

         The Company's medical sales decreased by 10% to $3.5 million in the first quarter this year from $3.9 million in the same quarter last year due mainly to lower sales of static replacement mattresses. Management expects that sales of medical products will be slightly higher in fiscal 1998 than in fiscal 1997.

         Sales of consumer products during the first quarter rose by 17% to $1.9 million from $1.6 million in the same period last year. The increase was due to a promotion of convoluted foam mattress pads and pillows. Management expects that consumer foam sales will increase during the next two quarters of fiscal 1998 primarily due to higher sales of TerryFoam products.

         Industrial foam product sales increased by 22% in the first quarter of fiscal 1998 to $972,000 from $795,000 in the same quarter last fiscal year. The increase was primarily the result of higher sales to existing customers. Industrial foam sales in fiscal 1998 are expected to be higher than in fiscal 1997.

         Contract packaging sales increased 30% to $1.9 million in the first quarter of fiscal 1998 due to new contracts received during the last half of fiscal 1997. Management expects that contract packaging sales will be slightly higher in fiscal 1998 compared to fiscal 1997.

         The Company's gross profit increased by 5% to $2.3million in the first quarter of fiscal 1998 from $2.2 million in the first quarter last year. However, the gross profit margin percentage decreased to 27.6% from 28.1%. The decrease in gross margin percent was due to the higher sales volume of lower margin products and higher labor costs during the first quarter of fiscal 1998. Management expects that the Company's gross margin percentage for fiscal 1998 will be slightly higher than that of fiscal 1997.

         Sales and marketing expenses remained level at $1.1 million in the first quarter of fiscal 1998 compared to the same quarter last year. Total sales and marketing expenses for fiscal 1998 are expected to be higher than those of fiscal 1997.

         General and administrative expenses increased by $41,000 (7%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was due mainly to a one-time reduction in expenses in the first quarter of last year related to termination of the Company's ESOP. General and administrative expenses for the full 1998 fiscal year are expected to be higher than those of fiscal 1997.

         Non-operating income increased by $35,000 (42%) to $117,000 in the first quarter of fiscal 1998 as compared to the same quarter last year due to higher interest income. Management expects non-operating income in fiscal 1998 to be similar to that of fiscal 1997.

         During the first quarter of fiscal 1998, the Company paid dividends of $82,000, or 20% of net income. This payment represented one quarterly dividend of $.025 per share.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $608,000 during the first quarter of fiscal 1998. In addition, working capital expanded by $151,000 or 2%, during the three months ended December 27, 1998. The increase in working capital was caused primarily by higher securities available for sale and lower accounts payable. The Company's current ratio decreased to 3.2 at December 27, 1998 from 3.3 at fiscal year end 1997.

         Accounts receivable, net of allowances, declined 7% to $4.6 million at the end of the first quarter of 1998 as compared to $4.9 million at the end of fiscal 1997. All of the Company's accounts receivable are unsecured.

         Inventories increased by $672,000, or 21%, during the first quarter of fiscal 1998 to $3.7 million. The increase occurred mainly in raw materials for the contract packaging segment and is to support new contracts with new customers. Management expects a slight decrease in inventory levels during the remainder of fiscal 1998.

         Net property and equipment decreased by $84,000, or 1%, during the first three months of fiscal 1998. The change resulted primarily from normal depreciation expense and capital expenditures. Management expects that capital expenditures during fiscal 1998 will be higher than those of fiscal 1997.

         Goodwill, net of accumulated amortization, decreased by $37,000. The change was due to normal amortization expense.

         The Company's trade accounts payable increased by $251,000 or 10% as compared to fiscal year end 1997 reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $75,000 or 4%.

         In November 1997, the Company repurchased 23,000 of its common stock for approximately $162,000 ($7.06 per share) in a private transaction from an unaffiliated seller. The repurchased shares were retired.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the first quarter of fiscal 1998. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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




         SPAN-AMERICA MEDICAL SYSTEMS, INC.



         /s/ Richard C. Coggins
         ----------------------
         Richard C. Coggins
         Vice President - Finance






         /s/ James D. Ferguson
         ---------------------
         James D. Ferguson
         President and Chief Executive Officer




DATE:     February 3, 1998