Form 10-Q
period 1998-03-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1998-05-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                      ------------------------------------

                                    FORM 10-Q
                      ------------------------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended March 28, 1998.
                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                   South Carolina                57-0525804
                   ---------------               ----------
           (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)  Identification Number)

                               70 Commerce Center
                        Greenville, South Carolina 29615
                        --------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (864) 288-8877

                                 Not Applicable
                                 --------------
Former name, former address and former fiscal year, if changed since last report.

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

        Common Stock, No Par Value - 2,835,029 shares as of May 1, 1998,
        ----------------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - March 28, 1998 and September 27, 1997.......................................................   3

         Statements of Income - three and six months ended March 28, 1998 and March 29, 1997..........................   4

         Statements of Cash Flows - six months ended March 28, 1998 and March 29, 1997................................   5

         Notes to Financial Statements - March 28, 1998...............................................................   6

Item 2.  Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations....................................................   8

PART II.  OTHER INFORMATION...........................................................................................  12

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES        ....................................................................................................13


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.,
                                                  BALANCE SHEETS


                                                                                     March 28,             Sept. 27,
                                                                                      1998                  1997
                                                                                    (Unaudited)             (Note)
                                                                                    -----------             --------
ASSETS
Current Assets
Cash and equivalents                                                                   $   558,282          $  1,605,474

Securities available for sale                                                            3,774,758             3,493,430

Accounts receivable, net of allowances of $692,000 at March 28,
     1998 and $610,000 at September 27, 1997                                             3,436,949             3,482,843

Inventories - Note B                                                                     2,129,713             2,117,871

Prepaid expenses and other                                                                 405,958               419,044

Current assets - discontinued operations                                                 1,122,520             2,390,075
                                                                                         ---------             ---------

Total Current Assets                                                                    11,428,180            13,508,737

Property and equipment, Net - Note C                                                     3,837,520             3,773,380

Costs in excess of fair value of net assets acquired,
       net of accumulated amortization of $511,785 at March 28,
       1998 and $438,073 at September 27, 1997                                           2,440,111             2,513,823

Other assets - Note D                                                                    1,975,070             1,875,874

Property and equipment - discontinued operations                                                                 954,500
                                                                                ------------------         -------------

                                                                                       $19,680,881           $22,626,314
                                                                                       ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                       $ 1,304,419           $ 1,877,893

Accrued and sundry liabilities                                                           1,130,074             1,671,090

Current Liabilities - discontinued operations                                              282,825               566,424
                                                                                      ------------           -----------

Total Current Liabilities                                                                2,717,318             4,115,407

Deferred Income Taxes and Compensation                                                   1,528,086             1,531,398

Shareholders' Equity
Common Stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,833,029 at March 28, 1998 and
     3,125,338 shares at September 27, 1997                                              1,682,944             3,991,745

Additional paid-in capital                                                                  53,160                53,160

Retained Earnings                                                                       13,699,373            12,934,604
                                                                                       -----------           -----------

Total Shareholders' Equity                                                              15,435,477            16,979,509
                                                                                       -----------           -----------
                                                                                       $19,680,881           $22,626,314
                                                                                       ===========           ===========



Note: The Balance Sheet at September 27, 1997 has been derived from the audited financial statements at that date as restated to reflect the sale of the contract packaging business segment as a discontinued operation. See Note E. See Notes to Financial Statements.


                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended                              Six Months Ended
                                              March 28,           March 29,                  March 28,              March 29,
                                                1998                 1997                     1998                   1997
                                            ------------         ------------              -----------           ------------
Net sales                                   $7,379,095           $7,213,311               $13,733,353            $13,488,661

Cost of goods sold                           4,978,371            4,900,848                 9,366,287              9,169,362
                                             ---------            ---------                 ---------              ---------

Gross profit                                 2,400,724            2,312,463                 4,367,066              4,319,299

Selling and marketing expenses               1,130,596            1,035,616                 2,167,931              2,091,467

General and administrative expenses            578,040              638,543                 1,193,176              1,194,070
                                             ---------            ---------                ----------             ----------

Income from operations                         692,088              638,304                 1,005,959              1,033,762

Other income:
Investment income and other                     95,592               77,995                   212,157                159,990
                                             ---------            ---------                ----------             ----------

INCOME BEFORE INCOME TAXES
    AND DISCONTINUED OPERATIONS                787,680              716,299                 1,218,116              1,193,752

Provision for income taxes                     292,000              270,000                   451,000                447,500
                                             ---------            ---------                ----------             ----------

Net income from continuing operations          495,680              446,299                   767,116                746,252

Income/(Loss) from discontinued operations      13,310              (47,347)                  153,530                  2,406
    net of income taxes

NET INCOME                                   $ 508,990           $  398,952                $  920,646             $  748,658
                                             =========           ==========                ==========             ==========

Earnings per share of common
    stock -Note F

    Net income from continuing operations:
    Basic                                         $.17                 $.14                      $.25                   $.23
    Diluted                                       $.16                 $.14                      $.24                   $.23

    Income/(Loss) from discontinued
      operations net of income taxes:
    Basic                                         $.00                ($.01)                     $.05                   $.00
    Diluted                                       $.00                ($.01)                     $.05                   $.00

    Net income:
    Basic                                         $.17                 $.12                      $.30                   $.23
    Diluted                                       $.16                 $.12                      $.29                   $.23

Dividends per common share
                                                 $.025                $.025                      $.05                   $.05
Weighted averages shares outstanding
    Basic                                    2,986,211            3,191,784                 3,048,949              3,220,473
    Diluted                                  3,097,568            3,219,643                 3,160,590              3,242,589

See Notes to Financial Statements.


                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                             ------------------
                                                                                        March 28,           March 29,
                                                                                          1998                 1997
                                                                                       ----------           -------
OPERATING ACTIVITIES
Net Income                                                                               $920,646             $748,658
Adjustments to reconcile net income to
net cash provided by operating activities:
        Depreciation and amortization                                                     494,834              530,834
        Provision for losses on accounts receivable                                        29,000              126,000
        Change in cash value of life insurance                                            (85,466)             100,233
        Deferred compensation                                                              (3,312)             (47,372)
        Changes in operating assets and liabilities:
               Accounts receivable                                                        620,821              249,209
               Inventory                                                                 (295,685)              (2,815)
               Prepaid expenses and other current assets                                   22,554                4,918
               Accounts payable and accrued expenses                                   (1,398,089)            (310,757)
                                                                                    -------------            ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 305,303            1,398,908

INVESTING ACTIVITIES
Sale of Contract Packaging                                                              1,842,300
Purchases of marketable securities                                                     (3,177,696)          (1,208,386)
Proceeds from the sale of marketable securities                                         2,885,382              680,247
Purchases of property, plant and equipment                                               (368,693)             (88,769)
Payments for other assets                                                                 (14,110)             (35,303)
                                                                                         ---------            ---------

NET CASH PROVIDED BY/(USED FOR)
    INVESTING ACTIVITIES                                                                1,167,183             (652,211)

FINANCING ACTIVITIES
Dividends paid                                                                           (155,877)            (161,654)
Common Stock issued upon exercise of options                                               48,000
Purchase and retirement of Common Stock                                                (2,411,801)            (479,209)
                                                                                      ------------        -------------

NET CASH (USED FOR) FINANCING ACTIVITIES                                               (2,519,678)            (640,863)
                                                                                      ------------          ----------

(DECREASE)/INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                   (1,047,192)             105,834
Cash and cash equivalents at beginning of period                                        1,605,474              925,370
                                                                                       ----------             --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                                     $  558,282          $ 1,031,204
                                                                                       ==========          ===========

See Notes to Financial Statements.


                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 28, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended October 2, 1998. For further information, refer to the Company's annual report on Form 10-K for the year ended September 27, 1997. Form 10-K for the year ended September 27, 1997 has not yet been restated to reflect the discontinued operations discussed in Note E.

NOTE B - INVENTORIES

The components of inventories are as follows:


                                                          March 28,                          Sept. 27,
                                                            1998                               1997
                                                            ----                               -----

Raw Materials                                                $1,731,260                         $1,579,124
Finished Goods                                                  398,453                            538,747
                                                            -----------                        -----------
                                                             $2,129,713                         $2,117,871
                                                            ==========                         ==========


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:


                                                              March 28,                          Sept. 27,
                                                               1998                                1997
                                                              ---------                          ---------

Land                                                         $  317,343                         $  317,343
Land Improvements                                               240,016                            240,016
Buildings                                                     3,613,966                          3,613,966
Machinery & Equipment                                         5,024,569                          4,721,792
Furniture & Fixtures                                            507,205                            507,205
Automobiles                                                       9,520                              9,520
Leasehold Improvements                                           66,006                             66,006
                                                             ----------                         ----------
                                                              9,778,625                          9,475,848
Less Accumulated Depreciation                                 5,941,105                          5,702,468
                                                             ----------                         ----------
                                                            $ 3,837,520                        $ 3,773,380
                                                            ===========                        ===========


NOTE D - OTHER ASSETS


Other assets consist of the following:




                                                              March 28,                          Sept. 27,
                                                                1998                               1997
                                                                ----                               ----
Patents, net of accumulated
amortization of $633,712 at
March 28, 1998 and $581,501 at
September 27, 1997                                            $ 575,174                          $ 613,275

Cash value of life insurance
policies                                                      1,203,913                          1,118,447

Other                                                           195,983                            144,152
                                                             ----------                        -----------
                                                             $1,975,070                         $1,875,874
                                                             ==========                         ==========



NOTE E - SALE OF CONTRACT PACKAGING BUSINESS UNIT

On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded as a result of the sale. The Company's results for all periods presented have been restated to reflect the sale of the contract packaging business as a discontinued operation. The balance sheet at September 27, 1997 has been restated to reflect the reclassification of all assets and liabilities relating to the contract packaging operations as assets and liabilities related to discontinued operations.

Operating results of the discontinued contract packaging operations are as follows:



                                                                  Three Months Ended              Six Months Ended

                                           March 28,       March 29,           March 28,     March 29,
                                              1998             1997              1998          1997
                                          ----------       ----------          ---------    ----------
Net sales                                  $1,264,367      $1,347,645         $3,170,055    $2,811,246

Income(Loss) before income taxes               21,310         (76,347)           244,530         3,906

Provision/(credit) for income taxes             8,000         (29,000)            91,000         1,500
                                          -----------      -----------        ----------   -----------

Net income/(loss)                              13,310         (47,347)           153,530         2,406
                                            =========     ============         =========   ===========


NOTE F - EARNINGS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:



                                                         Three Months Ended                 Six Months Ended
                                                     March 28,        March 29,           March 28,        March 29,
                                                        1998             1997                1998            1997
                                                       -----            -----              ------          ------
Numerator for basic and diluted earnings per share:
Net income from continuing operations                  495,680          446,299           767,116         746,252

Income/(Loss) from discontinued operations              13,310          (47,347)          153,530           2,406
    net of income taxes

NET INCOME                                           $ 508,990       $  398,952        $  920,646      $  748,658
                                                     =========       ==========        ==========      ==========

Denominator:
    Denominator for basic earnings per share
        weighted average shares                      2,986,211        3,191,784         3,048,949       3,220,473
     Effect of dilutive securities:
          Employee and Board Stock Options             111,357           27,859           111,641          22,116
                                                       -------           ------           -------          ------
    Denominator for diluted earnings per share
           adjusted weighted average shares
           and assumed conversions                   3,097,568        3,219,643         3,160,590       3,242,589
                                                     =========        =========         =========       =========

 Net income from continuing operations:
    Basic                                                 $.17             $.14             $.25             $.23
    Diluted                                               $.16             $.14             $.24             $.23

    Income/(Loss) from discontinued operations
      net of income taxes:
    Basic                                                 $.00            ($.01)            $.05             $.00
    Diluted                                               $.00            ($.01)            $.05             $.00

Net income:
    Basic                                                 $.17             $.12             $.30             $.23
    Diluted                                               $.16             $.12             $.29             $.23


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for all periods presented have been restated to reflect the sale of the contract packaging business as a discontinued operation.

Net sales from continuing operations for the second quarter of fiscal 1998 increased 2% to $7.4 million compared to $7.2 million in the second quarter of fiscal 1997. For the year to date in fiscal 1998, net sales from continuing operations increased 2% to $13.7 million from $13.5 million in the same period last year. The increases in sales for both the quarter and year to date were primarily due to increases in the industrial business unit.

Net income from continuing operations for the second quarter of 1998 increased 11% to $496,000 ($.16 per diluted share) compared to $446,000 ($.14 per diluted share) in the second quarter of fiscal 1997. Net income from continuing operations for the first half of fiscal 1998 was $767,000 ($.24 per diluted share), up 3% from $746,000 ($.23 per diluted share) in fiscal 1997. The increases in earnings were mainly due to higher sales volume and lower manufacturing overhead and administrative expenses.

The Company's total medical sales increased by 1% to $4.2 million in the second quarter this year from $4.1 million in the same quarter last year. For the year to date in fiscal 1998, medical sales declined by 4% to $7.7 million from $8.0 million in the same period last year due largely to lower unit and dollar volume of static mattresses. Management expects that sales of medical products will be higher in 1998 than in fiscal 1997.

Sales of consumer foam products decreased by 5% during the second quarter to $2.2 million from $2.3 million in the same period last year. The decrease in sales was primarily due to timing differences in seasonal convoluted foam orders compared with last year. Year to date sales of consumer foam products increased 4% to $4.1 million from $3.9 million due to higher unit and dollar volume of TerryFoam and consumer OEM products. Management expects consumer foam sales in fiscal 1998 to be similar to fiscal year 1997 levels.

Industrial foam sales increased 30% in the second quarter of fiscal 1998 to $1 million from $763,000 in the same quarter last fiscal year. For the year to date, industrial sales increased 26% to $2.0 million from $1.6 million in fiscal 1997. The second quarter and year to date sales increases were the result of higher sales to our top three industrial customers and sales to several new customers. Industrial foam sales in fiscal 1998 are expected to be higher than in fiscal 1997.

The Company's gross profit increased approximately 4% to $2.4 million for the second quarter of 1998 from $2.3 million in the second quarter of fiscal 1997. The gross margin percentage for the second quarter of fiscal 1998 increased to 33% as compared to 32% in the second quarter last year. Year-to-date gross profit increased 1% to $4.4 million in the first six months of fiscal 1998 from $4.3 million for the same period last year. The year-to-date gross margin percentage remained at 32% as compared to the same period last year. The increases in gross profit level and gross margin percentage mainly resulted from reduced overhead. Management expects the Company's gross margin percentage for fiscal 1998 to be slightly higher than that of fiscal 1997.

Sales and marketing expenses increased by 9% to $1.1 million for the second quarter of fiscal 1998 compared to $1.0 million in the same quarter last year. For the year to date in fiscal 1998, these expenses increased by 4% to $2.2 million as compared to $2.1 million in the same period last year. The increase in sales and marketing expenses occurred in freight and compensation expenses. Total sales and marketing expenses for fiscal 1998 are expected to be higher than those of fiscal 1997.

General and administrative expenses decreased 9% for the second quarter of fiscal 1998 to $578,000 as compared to $638,000 in the second fiscal quarter of last year. The decrease resulted mainly from lower deferred compensation expenses. For the fiscal year to date in 1998 general and administrative expenses remained unchanged at $1.2 million as compared to the first six months of fiscal 1997. General and administrative expenses for the 1998 fiscal year are expected to be similar to those in fiscal 1997.

During the first six months of fiscal 1998, the Company paid dividends of $156,000, or 17% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share.

The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or consumer products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Company's sale of it contract packaging business unit all assets relating to that business unit have been reclassified as assets or liabilities relating to discontinued operations. All assets and liabilities discussed in this section relate to continuing operations. All assets and liabilities related to discontinued operations are expected to be converted to cash before fiscal year end 1998.

The Company generated cash from continuing operations of approximately $305,000 during the first six months of fiscal 1998. The Company's working capital increased by $ 300,000 or 4% during the six months ended March 29, 1998 as a result of the sale of the contract packaging business unit and the repurchase of stock as discussed below. The Company's current ratio increased to 4.2 at March 28, 1998 from 3.1 at fiscal year end 1997.

Accounts receivable, net of allowances, decreased 1% to $3.4 million at the end of the second quarter of 1998 as compared to $ 3.5 million at the end of fiscal 1997. All of the Company's accounts receivable are unsecured.

Inventory remained level at $ 2.1 million. Management expects a slight decrease in inventory levels during fiscal 1998.

Net property and equipment increased by $ 64,000, or 2%, during the first six months of fiscal 1998. The change resulted from the combination of capital expenditures of $369,000 and normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 1998 to be similar to those of the first half of the fiscal year.

Costs in excess of the fair value of net assets acquired decreased by approximately $74,000, net of accumulated amortization. The change was primarily due to normal amortization expense.

In February 1998, the Company repurchased 280,579 shares, or 9.0%, of its common stock for approximately $2.16 million ($7.70 per share) in a private transaction from an unaffiliated shareholder. In other unrelated transactions during fiscal year 1998, the Company repurchased 35,730 of its common stock for approximately $252,000 ($7.05 per share) in private transactions. The repurchased shares were retired.

The Company's trade accounts payable decreased by $573,000 (31%) to $1.3 million from $1.9 million during the first two quarters of fiscal 1998. The decrease was due mainly to normal monthly fluctuations in accounts payable balances. Accrued and sundry liabilities decreased by $541,000 (32%) to $1.1 million as compared to $1.7 million at fiscal year end 1998 primarily due to a decrease in accrued compensation, and property taxes and income taxes payable.

IMPACT OF INFLATION

Inflation was not a significant factor for the Company during the first two quarters of fiscal 1998. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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


ITEM 2.      Changes in Securities -        None

ITEM 3.      Defaults Upon Senior Securities - None

ITEM 4.      Submission of Matters to a Vote of Security Holders -


      The Company held its Annual Meeting of Shareholders on February
      4, 1997. At this Annual Meeting, Richard C. Coggins, James D. Ferguson, and Brien Laing were elected to three-year terms as Directors, and the 1997 Sock Option Plan was approved. The voting details are as follows:
                                                                Delivered
                               For       Against    Abstain     No Vote
                               ---       -------    -------     -------
Richard C. Coggins          2,747,853          0      5,108     0
James D. Ferguson           2,747,853          0      5,108     0
Brien Laing                 2,397,497          0    355,464     0
1997 Stock Option Plan      1,488,284    354,366     10,582     899,729



ITEM 5.Other Information - None

ITEM 6.Exhibits & Reports on Form 8-K

       (a)    Exhibit 27 Financial Data Schedule
              (For SEC Use Only)

     (b) The Company filed two reports on Form 8-K during the second quarter. The reports related to the sale of the contract packaging business unit (filed on March 12,1998) and the repurchase of 280,579 shares of its common stock (filed on March 2, 1998).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                             /s/ Richard C. Coggins
                                             -----------------------
                                             Richard C. Coggins
                                             Vice President - Finance






                                             /s/ James D. Ferguson
                                             ----------------------
                                             James D. Ferguson
                                             Pres. and Chief Executive Officer


DATE: May 7, 1998