Form 10-Q
period 1998-06-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1998-08-03
CIK 718924

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.
                              -------------------
                                  Form 10-Q
                                 -----------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended June 27, 1998.
                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____________ to _____________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                      South Carolina         57-0525804
                 (State or jurisdiction    (I.R.S.Employer
                  of incorporation or       Identification Number)
                  or organization)


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

       Common Stock. No Par Value -- 2,805,029 shares as of July 28, 1998

                                     INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets-June 27, 1998 and September 27, 1997 .............. 3
         Statements of Income-three and nine months ended
               June 27, 1998 and June 28, 1997 ............................ 4
         Statements of Cash Flows-nine months ended June 27, 1998
               and June 28, 1997 .......................................... 5
         Notes to Financial Statements .................................... 6

Item 2. Management's Discussion and Analysis of Interim
               Financial Condition and Results of Operations .............. 8

PART II. OTHER INFORMATION ................................................ 12

Item 1.        Legal Proceedings
Item 2.        Changes in Securities
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

Signatures ................................................................ 13

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS
                                                  June 27,           Sept. 27,
                                                   1998                1997
                                                (Unaudited)           (Note)
                                                -----------          ---------
ASSETS
Current Assets
Cash and equivalents                           $  779,172           $ 1,605,474

Securities available for sale                   3,682,578             3,493,430

Accounts receivable, net of allowances of
  $511,000 at June 27, 1998 and $610,000
  at September 27, 1997                         4,348,627             3,482,843

Inventories-Note B                              2,222,204             2,117,871

Prepaid expenses and other                        362,800               419,044

Current assets-discontinued operations             62,582             2,390,075
                                               ----------            ----------
Total Current Assets                           11,457,963            13,508,737

Property and equipment, Net-Note C              3,852,193             3,773,380

Costs in excess of fair value of net assets
  acquired, net of accumulated amortization
  of $548,640 at June 27, 1998 and $438,073
  at September 27, 1997                         2,403,256             2,513,823

Other assets-Note D                             1,889,397             1,875,874

Property and equipment-discontinued operations                          954,500
                                               -----------            ---------

LIABILITIES AND SHAREHOLDERS' EQUITY          $19,602,809           $22,626,314
                                              ------------          -----------
Current Liabilities
Accounts payable                              $ 1,835,166           $ 1,877,893

Accrued and sundry liabilities                    717,555             1,671,090

Current Liabilities-discontinued operations        41,538               566,424
                                                ----------           ----------

Total Current Liabilities                       2,594,259             4,115,407

Deferred Income Taxes and Compensation          1,526,250             1,531,398

Shareholders' Equity
Common Stock, no par value, 20,000,000 shares
  authorized; issued and outstanding shares
  2,805,029 at June 27, 1998 and 3,125,338
  shares at September 27, 1997                  1,369,829             3,991,745

Additional paid-in capital                         53,160                53,160

Retained Earnings                              14,059,311            12,934,604
                                               ----------            ----------

Total Shareholders' Equity                     15,482,300            16,979,509
                                               ----------            ----------
                                              $19,602,809           $22,626,314
                                              -----------           -----------
                                              -----------           -----------
Note: The Balance Sheet at September 27, 1997 has been derived from the audited financial statements at that date as restated to reflect the sale of the contract packaging business segment as a discontinued operation. See Note E. See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Three Months Ended                       Nine Months Ended
                                       June 27,          June 28,              June 27,          June 28,
                                        1998              1997                 1998              1997
                                       --------          -------               --------          --------
Net sales                            $7,396,976        $7,014,056             $21,130,329      $20,502,717

Costs of goods sold                   5,122,393         4,858,514              14,488,679       14,027,875
                                      ---------         ---------              ----------       ----------

Gross Profit                          2,274,583         2,155,542               6,641,650        6,474,842

Selling and marketing expenses        1,143,982         1,172,001               3,311,914        3,263,468

General and administrative expenses     551,671           538,626               1,744,847        1,732,696
                                      ---------         ---------              ----------        ---------

Income from continuing operations       578,930           444,915               1,584,889        1,478,678

Other income:
Investment income and other             104,884            91,630                 317,041          251,620
                                      ---------         ---------               ---------         --------

INCOME BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS               683,814           536,545               1,901,930        1,730,298

Provision for income taxes              253,000           201,000                 704,000          649,000
                                      ---------         ---------               ---------         ---------

Net income from continuing operations   430,814           335,545               1,197,930        1,081,298

Income from discontinued operations
  net of income taxes                                      63,374                 153,530           66,280
                                                         --------               ---------        ---------

NET INCOME                            $ 430,814         $ 398,919              $1,351,460       $1,147,578
                                      ---------         ---------              ----------       ----------

Earnings per share of common stock-
  Note F

  Net income from continuing
    operations:
  Basic                                    $.15              $.11                    $.40             $.34
  Diluted                                  $.15              $.10                    $.39             $.34

  Income from discontinued
    operations net of income taxes:
  Basic                                    $.00              $.02                    $.05             $.02
  Diluted                                  $.00              $.02                    $.05             $.02

  Net income:
  Basic                                    $.15              $.13                    $.45             $.36
  Diluted                                  $.15              $.12                    $.44             $.36

Dividends per common share                $.025             $.025                   $.075            $.075

Weighted averages shares outstanding
  Basic                               2,823,337         3,167,650               2,973,745        3,202,865
  Diluted                             2,946,837         3,208,061               3,089,339        3,231,079


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Nine Months Ended
                                              -----------------
                                            June 27,         June 28,
                                              1998            1997
                                            --------         -------

OPERATING ACTIVITIES
Net Income                                 $1,351,460        1,147,578
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization            706,008          798,195
     Provision for losses on
       accounts receivable                     29,000          159,000
     Change in cash value of life
       insurance                              (88,128)          57,571
     Deferred compensation                     (5,148)         (68,224)
     Changes in operating assets and
       liabilities:
          Accounts receivable                 477,417          341,514
          Inventory                          (104,333)         311,820
          Prepaid expenses and other
            current assets                    135,461          (62,344)
          Accounts payable and accrued
            expenses                       (1,521,148)         286,340
                                            -----------        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES     980,589        2,971,450

INVESTING ACTIVITIES
Sale of Contract Packaging                  1,842,300
Purchases of marketable securities         (3,577,696)      (3,091,072)
Proceeds from the sale of marketable
  securities                                3,385,382        1,327,226
Purchases of property, plant and
  equipment                                  (531,417)         (94,983)
Payments for other assets                     (21,791)         (38,675)
                                              --------         --------

NET CASH PROVIDED BY/(USED FOR)
  INVESTING ACTIVITIES                      1,096,778       (1,897,504)

FINANCING ACTIVITIES
Dividends paid                               (226,753)        (241,496)
Common Stock issued upon exercise
  of options                                  120,500
Purchase and retirement of Common Stock    (2,797,416)        (693,294)
                                           -----------        ---------

NET CASH (USED FOR) FINANCING ACTIVITIES   (2,903,669)        (934,790)
                                           -----------        ---------

(DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                (826,302)         139,156
Cash and cash equivalents at beginning
  of period                                 1,605,474          925,370
                                           ----------          -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                   $  779,172       $1,064,526
                                           ----------       ----------
                                           ----------       ----------

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 June 27, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended October 3, 1998. For further information, refer to the Company's annual report on Form 10-K for the year ended September 27, 1997. Form 10-K for the year ended September 27, 1997 has not been restated to reflect the discontinued operations discussed in Note E.

NOTE B - INVENTORIES

The components of inventories are as follows:

                                   June 27,            Sept. 27,
                                    1998                 1997
                                   -------             --------

Raw Materials                   $1,614,415            $1,579,124
Finished Goods                     607,789               538,747
                                ----------            ----------
                                $2,222,204            $2,117,871
                                ----------            ----------
                                ----------            ----------

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                   June 27,            Sept. 27,
                                    1998                 1997
                                   --------            ---------

Land                             $  317,343            $ 317,343
Land Improvements                   240,016              240,016
Buildings                         3,642,151            3,613,966
Machinery & Equipment             5,148,761            4,721,792
Furniture & Fixtures                517,552              507,205
Automobiles                           9,520                9,520
Leasehold Improvements               66,006               66,006
                                 ----------           ----------
                                  9,941,349            9,475,848
Less Accumulated Depreciation     6,089,156            5,702,468
                                 ----------           ----------
                                 $3,852,193           $3,773,380
                                 ----------           ----------

NOTE D - OTHER ASSETS

Other assets consist of the following:
                                  June 27,             Sept. 27,
                                   1998                  1997
                                  --------             ---------
Patents, net of accumulated
amortization of $659,980 at
June 27, 1998 and $581,501 at
September 27, 1997               $ 556,587              $ 613,275

Cash value of life insurance
policies                         1,206,575              1,118,447

Other                              126,235                144,152
                                 ---------              ---------
                                $1,889,397             $1,875,874
                                ----------             ----------
                                ----------             ----------

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

Operating results of the discontinued contract packaging operations are as follows:



                                        Three Months Ended                  Nine Months Ended
                                   June 27,        June 28,               June 27,         June 28,
                                    1998            1997                   1998             1997
                                   --------        --------               --------         --------
     Net sales                            0       $1,692,532             $3,170,055       $4,503,779

     Income before income taxes           0          102,374                244,530          106,280

     Provision for income taxes           0           39,000                 91,000           40,000
                                   ---------       ---------              ---------        ---------

     Net income                           0           63,374                153,530           66,280
                                   ---------       ---------              ---------        ---------
                                   ---------       ---------              ---------        ---------

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

The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended                      Nine Months Ended
                                         June 27,        June 28,              June 27,        June 28,
                                          1998            1997                  1998            1997
                                         -------         -------               -------         --------
Numerator for basic and
       diluted earnings per share:
Net income from continuing operations   $430,814        $335,545              $1,197,930      $1,081,298

Income from discontinued operations            0          63,374                 153,530          66,280
   net of income taxes                  --------        --------              ----------      ----------

NET INCOME                             $ 430,814       $ 398,919              $1,351,460      $1,147,578
                                       ---------       ---------              ----------      ----------
                                       ---------       ---------              ----------      ----------

Denominator:
  Denominator for basic earnings per
    share weighted average shares      2,823,337       3,167,650               2,973,745       3,202,865
  Effect of dilutive securities:
    Employee and Board Stock Options     123,500          40,411                 115,594          28,214
                                       ---------       ---------               ---------       ---------
  Denominator for diluted earnings
     per share adjusted weighted
     average shares and assumed
     conversions                       2,946,837       3,208,061               3,089,339       3,231,079
                                       ---------       ---------               ---------       ---------
                                       ---------       ---------               ---------       ---------
Net income from continuing
  operations:
    Basic                                   $.15            $.11                    $.40            $.34
    Diluted                                 $.15            $.10                    $.39            $.34

Income from discontinued
  operations net of income taxes:
    Basic                                   $.00            $.02                    $.05            $.02
    Diluted                                 $.00            $.02                    $.05            $.02

Net income:
    Basic                                   $.15            $.13                    $.45            $.36
    Diluted                                 $.15            $.12                    $.44            $.36


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              RESULTS OF OPERATIONS
              ---------------------

             On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for all periods presented have been restated to reflect the sale of the contract packaging business as a discontinued operation.

             Net sales from continuing operations for the third quarter of fiscal 1998 increased 5% to $7.4 million compared to $7.0 million in the third quarter of fiscal 1997. The sales increase in the third quarter was due mainly to higher volumes of patient positioners, mattresses and various industrial products. For the year to date in fiscal 1998, net sales from continuing operations increased 3% to $21.1 million from $20.5 million in the same period last year. The year-to-date increase was due to higher volume of industrial products sold to new and existing customers.

             Net income from continuing operations for the third quarter of 1998 increased 28% to $431,000 ($.15 per diluted share) compared to $336,000 ($.10 per diluted share) in the third quarter of fiscal 1997. Net income from continuing operations for the first three quarters of fiscal 1998 was $1.2 million ($.39 per diluted share), up 11% from $1.1 million ($.34 per diluted share) in fiscal 1997. The increases in earnings were mainly due to higher sales volume and slightly lower operating expenses.

             The Company's total medical sales increased by 14% to $4.2 million in the third quarter this year from $3.7 million in the same quarter last year. This increase resulted from higher unit sales of patient positioners and replacement mattresses which more than offset a decline in unit sales of foam overlays. Medical sales in the third quarter of fiscal 1998 also benefited from lower sales discounts following the expiration of several volume incentive programs. For the year to date in fiscal 1998, medical sales increased by 2% to $11.9 million from $11.7 million in the same period last year as a result of higher unit and dollar volume of powered mattresses and patient positioners which offset a decline in unit sales of non-powered mattresses. Management expects that total medical sales during the last quarter of fiscal 1998 will be similar to third quarter levels.

             Sales of consumer foam products decreased by 10% during the third quarter to $2.2 million from $2.4 million in the same period last year. Year to date sales of consumer foam products decreased 2% to $6.3 million from $6.4 million. Both decreases were primarily due to lower unit and dollar volume of private label bathmat products. Management expects that total consumer sales in the fourth quarter of fiscal 1998 will be slightly lower that those in this year's third quarter.

             Industrial foam sales increased 18% in the third quarter of fiscal 1998 to $1 million from $871,000 in the same quarter last fiscal year. For the year to date, industrial sales increased 23% to $3.0 million from $2.4 million in fiscal 1997. The third quarter and year to date sales increases were the result of higher sales to our top three industrial customers and sales to several new customers. Industrial foam sales in the fourth quarter of fiscal 1998 are expected to be similar to third quarter levels.

             The Company's gross profit increased approximately 6% to $2.3 million for the third quarter of 1998 from $2.2 million in the third quarter of fiscal 1997. The gross margin percentage for the third quarter of fiscal 1998 remained at 31% as compared to the third quarter last year. Year-to-date gross profit increased 3% to $6.6 million in the first nine months of fiscal 1998 from $6.5 million for the same period last year. The year-to-date gross margin percentage declined slightly to 31.4% as compared to 31.6% for the same period last year. Management expects the Company's gross margin percentage for the fourth quarter of fiscal 1998 to be less than that of the third quarter due to sales price reductions in the consumer segment.

             Sales and marketing expenses decreased by 2% to $1.1 million for the third quarter of fiscal 1998 compared to $1.2 million in the same quarter last year. For the year to date in fiscal 1998, these expenses increased by 1% to $3.3 million as compared to the same period last year. The year-to-date increase in sales and marketing expenses occurred in shipping, compensation, and training expenses. Total sales and marketing expenses for the fourth quarter of fiscal 1998 are expected to be similar to those of the third quarter.

             General and administrative expense increased 2% for the third quarter of fiscal 1998 to $552,000 as compared to $539,000 in the third fiscal quarter of last year. For the fiscal year to date in 1998 general and administrative expenses remained unchanged at $1.7 million as compared to the first nine months of fiscal 1997. General and administrative expenses for the fourth quarter of the 1998 fiscal year are expected to be similar to those of the third quarter.

             During the first nine months of fiscal 1998, the Company paid dividends of $227,000, or 17% of net income for the year-to-date period. This amount represented three quarterly dividends of $0.025 per share.

             The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or consumer products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report of Form 10-K.

             LIQUIDITY AND CAPITAL RESOURCES
             -------------------------------

             In connection with the Company's sale of its' contract packaging business unit all assets relating to that business unit have been reclassified as assets or liabilities relating to discontinued operations. All assets and liabilities discussed in this section relate to continuing operations. All assets and liabilities related to discontinued operations are expected to be liquidated before fiscal year end 1998.

             The Company generated cash from continuing operations of approximately $981,000 during the first nine months of fiscal 1998. The Company's working capital decreased by $530,000 or 6% to $8.9 million during the nine months ended June 27, 1998 as a result of the sale of the contract packaging business unit and the repurchase of stock as discussed below. The Company's current ratio increased to 4.4 at June 27, 1998, from 3.3 at fiscal year end 1997.

             Accounts receivable, net of allowances, increased 25% to $4.3 million at the end of the third quarter of 1998 as compared to $3.5 million at the end of fiscal 1997 as a result of higher sales of TerryFoam seasonal products. Accounts receivable for TerryFoam sales generally have longer collection times than the Company's other product lines. All of the Company's accounts receivable are unsecured.

             Inventory, net of reserves, increased 5% to $2.2 million at the end of the third quarter of 1998 as compared to $2.1 million at the end of fiscal 1997. Management expects a slight decrease in inventory levels by fiscal year end 1998.

             Net property and equipment increased by $79,000, or 2% during the first nine months of fiscal 1998. The change resulted from the combination of capital expenditures of $531,000 and normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 1998 to be minimal.

             Costs in excess of the fair value of net assets acquired decreased by approximately $111,000, net of accumulated amortization. The change was primarily due to normal amortization expense.

             The Company's trade accounts payable decreased by $43,000 (2%) to $1.8 million from $1.9 million during the first three quarters of fiscal 1998. Accrued and sundry liabilities decreased by $954,000 (57%) to $718,000 as compared to $1.7 million at fiscal year end 1998 primarily due to decreases in accrued compensation, property taxes, and income taxes payable.

             In February 1998, the Company repurchased 280,579 shares, or 9.0% of its common stock for approximately $2.16 million ($7.70 per share) in a private transaction from an unaffiliated shareholder. In other unrelated transactions during fiscal year 1998, the Company repurchased 80,730 of its common stock for approximately $637,000 ($7.89 per share) in private transactions. The repurchased shares were retired.

             IMPACT OF INFLATION
             -----------------------

             Inflation was not a significant factor for the Company during the first three quarters of fiscal 1998. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the company is unable to pass along to its customers any increased costs.

             PART II. OTHER INFORMATION
             ---------------------------

             ITEM 1. Legal Proceedings

                The Company is from time to time party of various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or the Company's operations or financial position.

             ITEM 2. Changes in Securities- None

             ITEM 3. Defaults Upon Senior Securities- None

             ITEM 4. Submission of Matters to a Vote of Security Holders- None

             ITEM 5. Other Information- None

             ITEM 6. Exhibits & Reports on Form 8-K

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








                       DATE: July 28, 1998