Form 10-K
period 1998-10-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1998-12-29
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 3, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                             57-0525804
        --------------                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               70 Commerce Center
                        Greenville, South Carolina 29615
                        --------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 288-8877
       ------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class          Name of exchange on which registered
       ------------------------------------------------------------------
              None                                 None

Securities registered pursuant to Section 12(g) of the Act:
                  Title of each class
               --------------------------
               Common Stock, no par value
------------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 17, 1998 was $13,442,330.

      The number of shares of the registrant's common stock, no par value, outstanding as of December 17, 1998 was 2,617,929.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held January 28, 1999 are incorporated by reference into Part III.
------------------------------------------------------------------------------

                                     PART I

Item 1.  Business
                                   BACKGROUND

      Span-America Medical Systems, Inc. (the "Company" or "Span-America") was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products for the medical, consumer and industrial markets.

      Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of decubitus ulcers, commonly known as bed sores or pressure ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt mattress overlay in the health care market, which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to the consumer market segment.

      The Company entered the replacement mattress segment of the pressure ulcer care market in fiscal 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

      The Company's long-term strategy is to become a leading health care manufacturer specializing in wound management products used in the prevention and treatment of pressure ulcers. A majority of the Company's medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products.

      The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 1998 were approximately $549,000 or 2% of total net sales.

                              INDUSTRY SEGMENT DATA

      On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for all periods presented have been restated to reflect the sale of the contract packaging business as a discontinued operation.

      The industry segment data included in Note 17 to the Company's audited financial statements for the year ended October 3, 1998, presented on pages 20 - 21 of the 1998 Annual Report is incorporated herein by reference.

MEDICAL PRODUCTS

      Span-America's principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers. The company also sells these products on a limited basis in Canada. Sales of medical products represented 57% of sales in 1998, 55% in 1997, and 57% in 1996 respectively.

      MATTRESS OVERLAYS. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 28% of the Company's total net sales in fiscal 1998. These products are designed to provide patients with greater comfort and assist in treating patients suffering from burns or pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

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

      The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also significantly reduces shearing faces while evenly distributing the patient's body weight, thereby minimizing the pressure that causes ulcers.

            REPLACEMENT MATTRESSES. Span-America's non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress(R) products are single-density or multi-layered foam mattresses topped with the same segmented Geo-Matt surface used in the Company's overlays. These mattresses are sold as an alternative to standard innerspring and all-foam mattresses found facility-wide in acute and long term care settings. A version is also made specifically for use in home health care.

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

            In addition to the non-powered, static PressureGuard Renew(R) (formerly PressureGuard II), the company also offers the PressureGuard CFT(R). This model incorporates patented design principles of constant force technology. First introduced as the CustomCare mattress in June of 1995, the PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces, yet requires no power source of any kind.

      The company's powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510K marketing approval for its PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient's weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The newly upgraded version, renamed the PressureGuard Turn Select(R), incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system built into the mattress, instead of hanging on the bed frame as a separate unit.

      Another powered system in the PressureGuard line is the PressureGuard APM(R), a simpler but very effective alternating pressure mattress. Originally introduced as the DynaGuard(R), in November 1994, the APM is targeted primarily at the home care market. The latest addition to the PressureGuard line, launched in November 1997, is the PressureGuard Site Select(R). The Site Select includes many of the features of the Turn Select, including the built in microprocessor-controlled motion system. However, instead of turning the patient, the Site Select is designed to give the caregiver the ability to selectively adjust the pressure at particular body sites based on patient need. Like the Turn Select, it is completely programmable through a hand-held pendant. All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in acute, long term, and home care settings. During fiscal 1998, replacement mattresses and related products made up approximately 14% of total net sales.

      PATIENT POSITIONERS. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 14% of the Company's net sales in fiscal 1998. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

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

      SEATING PRODUCTS. The final category of medical products made by Span-America consists of seating cushions and related products that address the needs of the patient when in the seated position. The Company's offerings can be subdivided into three main types. Seating products made specifically as an aid to wound healing include the ISCH-DISH(R) and SACRAL DISH(R) pressure relief cushions. Seating products made for patient positioning and general pressure management include the ISCH-DISH Thin and the Geo-Matt Contour cushion, introduced in June 1997, which combines positioning aid with the Company's proprietary Geo-Matt anti-shearing surface. Seating products designed to address pressure management without additional positioning benefits include the Gel-T(R) cushion and the Geo-Matt and Geo-Matt PRT(R) wheelchair cushions. The Gel-T is a gel/foam combination cushion popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Geo-Matt surface.

      DISTRIBUTOR RELATIONSHIP. During fiscal 1998, approximately 26% of the Company's medical foam products were sold to Allegiance Healthcare Corporation which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 19 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. The Company's distribution agreement has been transferred to Allegiance, and management expects the change to have no negative impact on the Company's sales to Allegiance.

CONSUMER PRODUCTS

      Span-America's consumer products consist primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. Through fiscal 1998, the Company's principal consumer mattress overlays were produced under private labels for Target and J.C. Penney. Products sold to these customers were distributed through Pillowtex Corporation, a national manufacturer and marketer of bedding products. In October 1998, the Company discontinued these two foam overlay product lines because of reduced profit margins caused by competitive pricing pressures. Sales of the discontinued product lines represented approximately $4.2 million of the Company's total sales in fiscal 1998. Management expects to offset the majority of these lost sales with increases in sales of other product lines. The Company will continue to manufacture and market consumer foam mattress overlays and consumer foam mattress components to other customers.

      In 1990, Span-America introduced its TerryFoam(R) comfort products, which are designed to be used on all types of outdoor furniture. Formerly produced by contract manufacturers according to the Company's specifications, these products are now manufactured by the Company. They are being sold and distributed directly by Span-America to retailers nationwide.

      Consumer products represented approximately 29% of the Company's total net sales in fiscal 1998 as compared to 33% in 1997 and 30% in 1996.

INDUSTRIAL PRODUCTS

      Span-America's industrial products consist primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the industrial foam market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities to the industrial market. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics and sports equipment industries. The industrial foam segment of the business made up approximately 14% of the Company's net sales in fiscal 1998, 12% in 1997 and 13% in 1996.

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

      The Company believes that it is among the top five suppliers of foam mattress overlays and patient positioners to the health care market. The Company's primary competitors in the overlay and positioner markets are Sunrise Medical and Graphic Controls.

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

      The market for therapeutic replacement mattresses has developed principally during the last eight years and is currently dominated by BG Industries and Hill-Rom. BG Industries utilizes Allegiance to distribute its mattresses primarily to hospitals. Hill-Rom uses their own sales representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

      Most of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

      CONSUMER. In the consumer market segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Foamex and ER Carpenter, both of which are larger than Span-America.

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

                                 MAJOR CUSTOMERS

      The Company has a business relationship with Allegiance Healthcare Corporation ("Allegiance"), formerly Baxter Healthcare Corporation, to distribute certain of its medical foam products. In fiscal 1998 sales to Allegiance amounted to approximately 15% of the Company's total net sales and approximately 26% of the Company's sales to the medical foam segment. Span-America also had a relationship with Pillowtex Corporation to distribute certain of its consumer foam products. Sales to Pillowtex during fiscal 1998 made up approximately 15% of the Company's net sales and approximately 52% of sales in the consumer foam segment.

      See "Distributor Relationship" on page 4, and "Competition" on pages 5 and 6 for more information on major customers.

                                 SEASONAL TRENDS

      Some seasonality can be identified in certain of the Company's medical and consumer foam products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced any seasonal fluctuations in its industrial segment.

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

                             PATENTS AND TRADEMARKS

      The Company holds 39 federally registered trademarks, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

      The Company also holds 57 United States patents and 5 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

      Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 9 and 11 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 11 years.

                            RAW MATERIALS AND BACKLOG

      Polyurethane foam and nylon/vinyl mattress covers and tubes account for approximately 80% of Span-America's raw materials. In addition, the Company uses corrugated shipping cartons, polyethylene plastic packaging material and hook-and-loop fasteners. The Company believes that its basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

      As of October 3, 1998, Span-America had unshipped orders of approximately $1.2 million, which represents a 100% increase compared to a backlog of $600,000 at fiscal year end 1997. All orders in the current backlog will be filled in the 1999 fiscal year.

                                    EMPLOYEES

      On October 3, 1998, the Company had 201 full-time employees, including 6 officers. Of these employees, 24 were executive or management personnel, 17 were administrative and clerical personnel, 18 were sales personnel and 136 were manufacturing employees. The Company is not a party to any collective bargaining agreement, and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

Item 2.  Properties

      The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13-acre site.

      The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The lease rate is $16,000 per month and increases annually over the term of the lease to $17,000 per month until the lease expires in December 2000.

      The South Carolina and California facilities are considered suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings

      The company is a defendant in a legal action involving a claim relating to a terminated employee. The ultimate outcome or range of potential loss of this litigation is not presently predictable.

      In addition to the case mentioned above, from to time the Company is a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

      The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 7 of the Company's 1998 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on page 24 of the Company's 1998 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information contained in the "Selected Financial Information" on page 6 of the Company's 1998 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

      Management's Discussion and Financial Analysis on pages 8 through 10 of the Company's 1998 Annual Report are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

      The information contained in the section titled "Market Risk" on page 10 of the Company's 1998 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The financial statements of the Company included on pages 11 through 22 of the Company's 1998 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

      Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 1998 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

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

10.2.1 1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

10.2.2      Amendment No. 1 to the 1987 Stock Option Plan.

10.3        Employee Stock Ownership Plan - Summary Plan Description:
            Incorporated by reference to Exhibit 10.6 to the 1990 10-K.

10.4.1 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the 1991 10-K.

10.4.2      Amendment No. 1 to the 1991 Stock Option Plan.

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

10.11 Agreement for Sale and Purchase of Assets By and Among Span-America Medical Systems, Inc., Embracing Concepts, Inc. and Edmund K. Maier dated February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.

10.12 Resignation Agreement dated September 1, 1996 between the Company and Charles B. Mitchell: Incorporated by reference to exhibit 10.12 to the 1996 10-K.

10.13 License and Distribution Agreement dated October 22, 1996 between the Company and Pillowtex Corporation: Incorporated by reference to
            Exhibit 10.13 to the 1996 10-K.

10.14.1 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14 to the 1997 10-K.

10.14.2     Amendment No. 1 to the 1997 Stock Option Plan.

10.15 1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

13.1        1998 Annual Report to Shareholders.

23.0        Consent of Ernst and Young LLP.

27.0        Financial Data Schedule (For SEC Use Only)

      (b)  Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended October 3, 1998.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By:  /s/ J. Ernest Lathem                                      December 17, 1998
--------------------------
J. Ernest Lathem, M.D.
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

 /s/ James D. Ferguson                      President, Chief Executive Officer
 ---------------------------                (Principal Executive Officer)
James D. Ferguson

 /s/ Richard C. Coggins                     Chief Financial Officer and Director
 ---------------------------                (Principal Financial Officer)
Richard C. Coggins

 /s/ Gwendolyn L. Randolph                  Controller
 ---------------------------
Gwendolyn L. Randolph

 /s/ Roy W. Black                           Director
 ---------------------------
Roy W. Black

 /s/ Thomas F. Grady, Jr.                   Director
 ---------------------------
Thomas F. Grady, Jr.

 /s/ Thomas D. Henrion                      Director
 ---------------------------
Thomas D. Henrion

 /s/ Douglas E. Kennemore                   Director
 ---------------------------
Douglas E. Kennemore, M.D.

 /s/ Brien Laing                            Director
 ---------------------------
Brien Laing

 /s/ J. Ernest Lathem                       Director
 ---------------------------
J. Ernest Lathem, M.D.

 /s/ James M. Shoemaker, Jr.                Director
 ---------------------------
James M. Shoemaker, Jr.

                                                            December 17, 1998

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                           Year Ended October 3, 1998

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended October 3, 1998 are incorporated by reference in Item 8:

      Balance Sheets - October 3, 1998 and September 27, 1997.

      Statements of Income - Years ended October 3, 1998, September 27, 1997, and September 28, 1996.

      Statements of Shareholders' Equity - Years ended October 3, 1998, September 27, 1997, and September 28, 1996.

      Statements of Cash Flows - Years ended October 3, 1998, September 27, 1997, and September 28, 1996.

      Notes to Financial Statements - October 3, 1998.

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

                Schedule VIII - Valuation and Qualifying Accounts

                       Span-America Medical Systems, Inc.

====================================================================================================================================
      COL. A                              COL. B                           COL. C                      COL. D.            COL. E
                                                                    ---------------------
                                                                          ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
     Description                          Balance at             (1)              (2)
                                     Beginning of Period  Charged to Costs  Charged to Other     Deductions-Describe  Balance at End
                                                            and Expenses    Accounts - Describe                          of Period
====================================================================================================================================
Year Ended October 3, 1998

Deducted from asset accounts:
  Reserve for uncollectible accounts    $368,000                                                     $106,000(a)        $262,000
  Reserve for discounts                  242,000                                                       75,000(c)         167,000
                                        --------                                                     --------           --------

Totals                                  $610,000                                                     $181,000           $429,000
                                        ========                                                     ========           ========

Year Ended September 27, 1997

Deducted from asset accounts:
  Reserve for uncollectible accounts    $205,000              $227,000                               $ 64,000(a)        $368,000
  Reserve for discounts                  174,000                                   68,000(b)                             242,000
                                        --------              --------           --------            --------           --------

Totals                                  $379,000              $227,000           $ 68,000            $ 64,000           $610,000
                                        ========              ========           ========            ========           ========

Year Ended September 28, 1996

Deducted from asset accounts:
  Reserve for uncollectible accounts    $182,000              $ 96,000                               $ 73,000(a)        $205,000
  Reserve for discounts                  150,000                                   24,000(b)                             174,000
                                        --------              --------           --------            --------           --------

Totals                                  $332,000              $ 96,000           $ 24,000            $ 73,000           $379,000
                                        ========              ========           ========            ========           ========

(a)  Uncollectible accounts written off.
(b) Net increase in sales discounts charged to income as a reduction of sales.
(c) Net decrease in sales discounts charged to income as a reduction of sales.