Form 10-Q
period 1999-01-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1999-02-16
CIK 718924

SPAN-AMERICA MEDICAL SYSTEMS







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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999.

                                        OR
              TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                          Commission File Number 0-11392

                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
               -----------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            South Carolina                          57-0525804
     ------------------------------           -------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)

                                70 Commerce Center
                         Greenville, South Carolina 29615
                      -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: (864) 288-8877

                                  Not Applicable
                                 ---------------
Former name, former address and former fiscal year, if changed since last report.

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

            Common Stock, No Par Value - 2,635,800 shares as of 2/3/99
            -----------------------------------------------------------

                                      INDEX

                          SPAN-AMERICA MEDICAL SYSTEMS, INC.


 PART I.   FINANCIAL INFORMATION
 -------------------------------

 Item 1. Financial Statements (Unaudited)

       Balance Sheets - January 2, 1999 and October 3, 1998...............................3

       Statements of Income - Three months ended January 2, 1999 and
             December 27,  1997.......................................................... 4
       Statements of Cash Flows - Three months ended January 2, 1999 and
             December 27, 1997....................  ......................................5

       Notes to Financial Statements - January 2, 1999....................................6

 Item 2. Management's Discussion and Analysis of Interim Financial
 Condition and Results of Operations......................................................9

 PART II.  OTHER INFORMATION.............................................................12

 Item 1.           Legal Proceedings
 Item 2.           Changes in Securities
 Item 3.           Defaults upon Senior Securities
 Item 4.           Submission of Matters to a Vote of Security Holders
 Item 5.           Other Information
 Item 6.           Exhibits and Reports on Form 8-K

 SIGNATURES..............................................................................13

PART 1.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

                           SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                    January 2,  October 3,
                                                       1999       1998
                                                     ---------  ---------
                                                    (Unaudited)   (Note)

ASSETS
Current Assets
  Cash and equivalents                           $ 1,148,812 $ 1,121,437
  Securities available for sale                    3,105,361   2,602,056
  Accounts receivable, net of allowances of
    $393,000 at January 2, 1999 and
    $429,000 at October 3, 1998                    3,323,475   4,809,352
  Inventories - Note D                             2,108,923   2,117,994
  Prepaid expenses and other                         295,602     312,929
  Income tax refund due                                          400,000
                                                 ------------ ----------
Total Current Assets                               9,982,173  11,363,768

Property and Equipment, net - Note E               3,730,676   3,821,735
Costs in excess of fair value of net assets
    acquired, net of accumulated amortization
    of $622,352 at January 2, 1999 and
    $585,496 at October 3, 1998                    2,329,544   2,366,400
Other Assets - Note F                              1,967,512   1,860,417
                                                  ----------  ----------
                                                 $18,009,905 $19,412,320
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $ 1,641,503 $ 1,549,232
  Accrued and sundry liabilities                     825,745   1,065,999
                                                ------------   ---------
Total Current Liabilities                          2,467,248   2,615,231

Deferred income taxes and compensation             1,098,846   1,100,681
Shareholders' Equity
  Common Stock, no par value, 20,000,000 shares
    authorized; issued and outstanding 2,616,800
    shares at January 2, 1999 and 2,820,029
    shares at October 3, 1998                        195,008   1,426,079
  Additional paid-in capital                          67,463      67,463
  Retained earnings                               14,181,340  14,202,866
                                                  ----------  ----------
Total Shareholders' Equity                        14,443,811  15,696,408
Contingencies - Note G
                                                 $18,009,905 $19,412,320
                                                  ==========  ==========


Note: The Balance Sheet at October 3, 1998 has been derived from the audited financial statements at that date.
See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                  STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                    Jan. 2,          Dec. 27,
                                                      1999              1997
                                                   ---------         ---------

Net sales                                         $5,176,417        $6,354,258
Cost of goods sold                                 3,676,236         4,387,916
                                                    --------          ---------
Gross profit                                       1,500,181         1,966,342

Selling and marketing expenses                     1,060,527         1,037,335
General & administrative expenses                    456,404           615,135
                                                   ---------        -----------

Operating (loss)/income                              (16,750)          313,872

Other income:
Investment income and other                           90,675           116,565
                                                  ----------        -----------
Income before income taxes
  and discontinued operations                         73,925           430,437
Provision for income taxes                            26,000           159,000
                                                  ----------       -----------
Income from continuing operations                     47,925           271,437
Income from discontinued operations, net of
  income taxes of $83,000 at December 27, 1997                         140,220
                                               -------------         ---------
Net income                                         $  47,925        $  411,657
                                                   =========        ===========

Earnings per share of common
    stock -Note C
 Net income from continuing operations:
    Basic                                               $.02              $.09
    Diluted                                             $.02              $.09
    Income from discontinued operations
        net of income taxes:
    Basic                                                  -              $.04
    Diluted                                                -              $.04
Net income:
    Basic                                               $.02              $.13
    Diluted                                             $.02              $.13

Dividends per common share                             $.025             $.025

Weighted averages shares outstanding:
    Basic                                          2,696,152         3,111,687
    Diluted                                        2,744,483         3,223,612

See Notes to Financial Statements.

                           SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                 Jan. 2,    Dec. 27,
                                                                  1999        1997
                                                                 -------     -------
   OPERATING ACTIVITIES
   Net income                                                   $ 47,925    $411,657
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                              190,862     249,983
      Provision for losses on accounts receivable                (11,223)     16,000
      Increase in cash value of life insurance                  (115,466)     (1,586)
      Deferred compensation                                       (1,835)     (1,477)
      Changes in operating assets and liabilities:
         Accounts receivable                                   1,503,795     349,715
         Inventory                                                 9,071    (672,426)
         Prepaid expenses and other current assets                17,784      79,870
         Income tax refund due                                   400,000
         Accounts payable and accrued expenses                  (147,983)    176,006
                                                             ------------- -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,892,930     607,742

   INVESTING ACTIVITIES
   Purchases of marketable securities                         (1,010,000) (1,487,696)
   Proceeds from the sale of marketable securities               500,000     482,686
   Purchases of property, plant and equipment                    (36,628)   (271,572)
   Payments for other assets                                     (18,405)    (12,147)
                                                            ------------  ------------
   NET CASH (USED FOR) INVESTING ACTIVITIES                     (565,033) (1,288,729)

   FINANCING ACTIVITIES
   Purchase and retirement of Common Stock                    (1,339,071)   (193,717)
   Common Stock issued upon exercise of options                  108,000         990
   Dividends paid                                                (69,451)    (78,021)
                                                              ----------- -----------
   NET CASH (USED FOR) FINANCING ACTIVITIES                   (1,300,522)   (270,748)
                                                             ------------ -----------

   INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS              27,375    (951,735)
   Cash and cash equivalents at beginning of period            1,121,437   1,605,474
                                                             ----------- -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $1,148,812   $ 653,739
                                                              ==========   ==========

    See Notes to Financial Statements.

                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 January 2, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 2, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the Company's Annual Report on Form 10-K for the year October 3, 1998.

NOTE B- SALE OF CONTRACT PACKAGING BUSINESS UNIT

On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded as a result of the sale. The Company's results for the three months ended December 27, 1997 have been restated to reflect the contract packaging business as a discontinued operation.

Operating results of the discontinued contract packaging operations are as follows:

                                          Three Months Ended

                                          Jan. 2,   Dec. 27,
                                            1999       1997
                                          -------   -------

         Net sales                             -  $1,905,688
         Income before income taxes                  223,220
         Provision for income taxes                   83,000
                                      -----------  ---------
         Income from discontinued
         operations                             -    140,220
                                     ============  =========


NOTE C - EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                      Jan. 2,    Dec. 27,
                                                        1999      1997
                                                      -------     -------
  Numerator for basic and diluted earnings per share:
  Income from continuing operations                   47,925     271,437
  Income from discontinued operations,
    net of income taxes                                          140,220
                                                  ----------   ---------
  NET INCOME                                       $  47,925  $  411,657
                                                   =========  ==========
  Denominator:
    Denominator for basic earnings per share
       weighted average shares                     2,696,152   3,111,687
    Effect of dilutive securities:
       Employee and Board stock options               48,331     111,925
    Denominator for diluted earnings per share      --------   ---------
       adjusted weighted average shares
       and assumed conversions                     2,744,483   3,223,612
                                                   =========   =========
  Net income from continuing operations:
    Basic                                               $.02        $.09
    Diluted                                             $.02        $.09
    Income from discontinued operations
      net of income taxes:
    Basic                                               $.00        $.04
    Diluted                                             $.00        $.04
  Net income:
    Basic                                               $.02        $.13
    Diluted                                             $.02        $.13

NOTE D - INVENTORIES

The components of inventories are as follows:        Jan. 2,      Oct.3,
                                                      1999         1998
                                                     ------       ------
Raw Materials                                     $1,538,783  $1,568,262
Finished Goods                                       570,140     549,732
                                                ------------  ----------
                                                  $2,108,923  $2,117,994
                                                ============  ==========

                                       7

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                  Jan. 2,        Oct. 3,
                                                   1999           1998
                                                  ------         -------
Land                                          $   317,343     $  317,343
Land Improvements                                 240,016        240,016
Buildings                                       3,654,961      3,642,151
Machinery & Equipment                           5,266,664      5,242,846
Furniture & Fixtures                              517,552        517,552
Automobiles                                         9,520          9,520
Leasehold Improvements                             66,006         66,006
                                             ------------   ------------
                                               10,072,062     10,035,434
Less Accumulated Depreciation                   6,341,386      6,213,699
                                             ------------   ------------
                                              $ 3,730,676    $ 3,821,735
                                              ===========    ===========

NOTE F - OTHER ASSETS

Other assets consist of the following:
                                                    Jan 2,         Oct 3,
                                                     1999           1998
                                                   ------          -----
Patents, net of accumulated amortization of
   $713,073 at January 2, 1999 and $686,755
    at October 3, 1998                           $ 534,781      $ 542,695
Cash value of life insurance policies            1,338,957      1,223,491
Other                                               93,774         94,231
                                                ----------    -----------
                                                $1,967,512     $1,860,417
                                                ==========     ==========
NOTE G - CONTINGENCIES

The company is a defendant in a legal action involving a claim relating to a terminated employee. The ultimate outcome or range of potential loss from this litigation is not presently predictable.

In addition to the case mentioned above, from time to time the company is a defendant in legal actions involving claims arising in the normal course of business. The company believes that, as a result of legal defenses, insurance arrangements and indemnification provisions with the parties believed to be financially capable, none of these actions should have a material effect on its operations or its financial condition.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                        OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for the first quarter of fiscal 1998 have been restated to reflect the contract packaging business as a discontinued operation.

      During the first quarter of 1999 the Company closed its consumer foam plant and consolidated those operations into the Company's primary manufacturing plant in Greenville, S. C. As a result of this change the company will now report on two segments of business: medical and custom products. The custom products segment includes those products formerly included in the consumer and industrial product segments.

      Net sales for the first quarter of fiscal 1999 decreased 19% to $5.2 million compared to $6.4 million in the first quarter of fiscal 1998. The decline in sales occurred exclusively in the custom products segment and resulted from the Company's decision to the phase out of two lines of low-margin consumer foam mattress pads in the fourth quarter of last year. Net income for the first quarter of fiscal 1999 was $47,900 ($.02 per diluted share) compared to income from continuing operations of $271,400 ($.09 per diluted share) in the first quarter of fiscal 1998. The decline resulted from the lower consumer sales and approximately $80,000 in costs related to closing the plant discussed above.

      The Company's medical sales increased by 3% to $3.6 million in the first quarter this year from $3.5 million in the same quarter last year due mainly to higher sales of mattress products and lower sales discounts, following the expiration of several volume incentive programs. Management expects that sales of medical products will be higher in fiscal 1999 than in fiscal 1998.

      Sales of custom products during the first quarter declined by 45% to $1.6 million from $2.8 million in the same period last year. The change was the result of the previously discussed decision to discontinue two product lines. Management expects that decision will cause sales of custom products in fiscal 1999 to be significantly less than those of fiscal 1998. Management also expects that custom products sales will increase during the next two quarters of fiscal 1999 primarily due to higher sales of TerryFoam products.

      The Company's gross profit decreased by 24% to $1.5 million in the first quarter of fiscal 1999 from $2.0 million in the first quarter last year. The gross profit margin percentage decreased to 29.0% from 30.9%. The decrease in gross margin percent was due primarily to the lower consumer sales volume and costs associated with the consolidation of manufacturing facilities as previously discussed. Management expects that the Company's gross margin percentage for fiscal 1999 will be slightly higher than that of fiscal 1998.

      Sales and marketing expenses increased slightly to $1.06 million in the first quarter of fiscal 1999 compared to $1.04 million in the same quarter last year. Total sales and marketing expenses for fiscal 1999 are expected to be similar to those of fiscal 1998.

      General and administrative expenses decreased by $159,000 (26%) to $456,000 in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due mainly to an increase in cash value of life insurance. General and administrative expenses for the full 1999 fiscal year are expected to be slightly lower than those of fiscal 1998.

      Non-operating income decreased by 22% to $91,000 in the first quarter of fiscal 1999 as compared to the same quarter last year due to lower interest income. Management expects non-operating income in fiscal 1999 to be similar to that of fiscal 1998.

      During the first quarter of fiscal 1999, the Company paid dividends of $69,000, or 144% of net income. This payment represented one quarterly dividend of $.025 per share.

      The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases or expense reductions as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or custom products, the inability to achieve anticipated sales volume of medical products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, F.D.A. regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.


                         LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash from operations of approximately $1,893,000 during the first quarter of fiscal 1999. In addition, working capital declined by $1.2 million or 14%, during the three months ended January 2, 1999. The decrease in working capital was caused primarily by lower accounts receivable and stock repurchases during the first quarter. The Company's current ratio decreased to 4.1 at January 2, 1999 from 4.3 at fiscal year end 1998.

      Accounts receivable, net of allowances, declined $1.5 million or 31% to $3.3 million at the end of the first quarter of fiscal 1999 as compared to $4.8 million at the end of fiscal 1998 as a result of collection of a delinquent payment in October. All of the Company's accounts receivable are unsecured.

      Inventories remained at $2.1 million at both quarter ends. Management expects a slight decrease in inventory levels as compared to those of fiscal 1998.

      Net property and equipment decreased by $91,000, or 2%, during the first three months of fiscal 1999. The change resulted primarily from normal depreciation expense. Management expects that capital expenditures during fiscal 1999 will be similar to those of fiscal 1998.

      The Company's trade accounts payable increased by $92,000 or 6% as compared to fiscal year end 1998 reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $240,000 or 23% due to reductions in income and property taxes payable.

      In November 1998, the Company repurchased 224,229 of its common stock for approximately $1,339,000 ($5.44 to $6.06 per share) in private transactions from unaffiliated sellers. The repurchased shares were retired.

      Management believes that funds on hand, funds generated from operations, and funds available under the company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 1999.

IMPACT OF INFLATION

      Inflation was not a significant factor for the Company during the first quarter of fiscal 1999. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

       The company is a defendant in a legal action involving a claim relating to a terminated employee. The ultimate outcome or range of potential loss from this litigation is not presently predictable.

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

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

          The Company held its Annual Meeting of Shareholders on January 28, 1999. At this Annual Meeting, Thomas F. Grady, Jr., J. Earnest Lathem, M.D. and James M. Shoemaker, Jr. were elected to three year terms as directors and Robert H. Dick was elected to a two-year term as a Director. The total shares eligible to vote as of the record date were 2,617,929. The voting details are as follows:
                                                                      Delivered
                                    For        Against     Abstain      No Vote
                                   ----        -------     -------    ---------
        Thomas F. Grady, Jr.     2,367,940           0        2800      0
        J. Earnest Lathem, M.D.  2,367,940           0        2800      0
        James M. Shoemaker, Jr.  2,367,840           0        2900      0
        Robert H. Dick           2,367,780           0        2960      0

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





DATE:     February 3, 1999