Form 10-Q
period 1999-04-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1999-05-18
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                      ------------------------------------
                                    FORM 10-Q
                      ------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999.

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              South Carolina                                  57-0525804
       ------------------------------                     -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification Number)

                               70 Commerce Center
                        Greenville, South Carolina 29615
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

        Common Stock, No Par Value - 2,495,400 shares as of May 1, 1999.

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - April 3, 1999 and October 3, 1998...........................................................   3

         Statements of Income - three and six months ended April 3, 1999 and March 28, 1998...........................   4

         Statements of Cash Flows - six months ended April 3, 1999 and March 28, 1998.................................   5

         Notes to Financial Statements - April 3, 1999................................................................   6

Item 2.  Management's Discussion and Analysis of Interim
                     Financial Condition and Results of Operations....................................................   9

PART II.  OTHER INFORMATION...........................................................................................  14
---------------------------

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES............................................................................................................  15
----------

PART 1.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   Financial Statements


                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                                  BALANCE SHEETS



                                                                                          April 3,            Oct. 3
                                                                                            1999               1998
                                                                                        (Unaudited)           (Note)
                                                                                        -----------           -------
ASSETS
Current Assets
Cash and equivalents                                                                   $   572,644          $  1,121,437
Securities available for sale                                                            3,077,143             2,602,056
Accounts receivable, net of allowances of $372,000 at April 3,
     1999 and $429,000 at October 3, 1998                                                3,937,933             4,809,352
Inventories - Note D                                                                     2,133,076             2,117,994
Prepaid expenses and other                                                                 312,728               312,929
Income tax refund due                                                                                            400,000
                                                                                       -----------          ------------

Total current assets                                                                    10,033,524            11,363,768

Property and equipment, net - Note E                                                     3,673,477             3,821,735
Costs in excess of fair value of net assets acquired,
       net of accumulated amortization of $659,208 at April 3,
       1999 and $585,496 at October 3, 1998                                              2,292,688             2,366,400
Other assets - Note F                                                                    1,967,390             1,860,417
                                                                                      ------------           -----------
                                                                                       $17,967,079           $19,412,320
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                       $ 1,572,031           $ 1,549,232
Accrued and sundry liabilities                                                             866,190             1,065,999
                                                                                        ----------             ---------

Total current liabilities                                                                2,438,221             2,615,231

Deferred income taxes and compensation                                                   1,096,624             1,100,681

Shareholders' Equity
Common Stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,626,000 at April 3, 1999 and
     2,820,029 shares at October 3, 1998                                                   218,695             1,426,079
Additional paid-in capital                                                                  67,463                67,463
Retained earnings                                                                       14,146,076            14,202,866
                                                                                       -----------           -----------

Total shareholders' equity                                                              14,432,234            15,696,408
                                                                                       -----------           -----------
                                                                                       $17,967,079           $19,412,320
                                                                                       ===========           ===========


Note: The Balance Sheet at October 3, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended                              Six Months Ended
                                              April 3,            March 28,                  April 3,             March 28,
                                               1999                 1998                      1999                   1998
                                            ------------         -----------            -----------------       ----------------
Net sales                                   $6,500,252           $7,379,095               $11,676,669            $13,733,353
Cost of goods sold                           4,800,377            4,978,371                 8,476,613              9,366,287
                                             ---------            ---------                 ---------              ---------
Gross profit                                 1,699,875            2,400,724                 3,200,056              4,367,066

Selling and marketing expenses               1,141,277            1,130,596                 2,201,804              2,167,931
General and administrative expenses            594,202              578,040                 1,050,606              1,193,176
                                            ----------           ----------                ----------             ----------
Operating (loss)/income                        (35,604)             692,088                   (52,354)             1,005,959
Other income:
Investment income and other                     83,235               95,592                   173,910                212,157
                                           -----------            ---------                ----------             ----------
Income before income taxes
    and discontinued operations                 47,631              787,680                   121,556              1,218,116
Provision for income taxes                      17,000              292,000                    43,000                451,000
                                            ----------           ----------               -----------             ----------
Income from continuing operations               30,631              495,680                    78,556                767,116
Income from discontinued operations
    net of income taxes                             -                13,310                         -                153,530
                                           -----------          -----------               -----------            -----------
NET INCOME                                 $    30,631          $   508,990               $    78,556            $   920,646
                                           ===========          ===========               ===========            ===========


Earnings per share of common
    stock - Note C
 Income from continuing operations:
    Basic                                         $.01                 $.17                      $.03                   $.25
    Diluted                                       $.01                 $.16                      $.03                   $.24

    Income from discontinued operations
            net of income taxes:
    Basic                                         $.00                 $.00                      $.00                   $.05
    Diluted                                       $.00                 $.00                      $.00                   $.05

Net income:
    Basic                                         $.01                 $.17                      $.03                   $.30
    Diluted                                       $.01                 $.16                      $.03                   $.29

Dividends per common share                       $.025                $.025                      $.05                   $.05

Weighted averages shares outstanding
    Basic                                    2,627,631            2,986,211                 2,661,891              3,048,949
    Diluted                                  2,657,496            3,097,568                 2,700,989              3,160,590

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                        April 3,            March 28,
                                                                          1999                 1998
                                                                       ----------           ---------
OPERATING ACTIVITIES
Net income                                                               $ 78,556             $920,646
Adjustments to reconcile net income to
net cash provided by operating activities:
        Depreciation and amortization                                     384,146              494,834
        Provision for losses on accounts receivable                        26,223               29,000
        Change in cash value of life insurance                           (125,466)             (85,466)
        Deferred compensation                                              (4,057)              (3,312)
        Changes in operating assets and liabilities:
               Accounts receivable                                        860,109              620,821
               Inventory                                                  (15,082)            (295,685)
               Prepaid expenses and other current assets                   36,030               22,554
               Income tax refund due                                      400,000
               Accounts payable and accrued expenses                     (177,011)          (1,398,089)
                                                                       -----------          ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,463,448              305,303

INVESTING ACTIVITIES
Sale of Contract Packaging                                                                   1,842,300
Purchases of marketable securities                                     (1,010,000)          (3,177,696)
Proceeds from the sale of marketable securities                           520,000            2,885,382
Purchases of property, plant and equipment                               (109,302)            (368,693)
Payments for other assets                                                 (30,209)             (14,110)
                                                                         ---------            ---------

NET CASH (USED FOR)/PROVIDED BY
    INVESTING ACTIVITIES                                                 (629,511)           1,167,183

FINANCING ACTIVITIES
Dividends paid                                                           (135,346)            (155,877)
Common Stock issued upon exercise of options                              138,250               48,000
Purchase and retirement of Common Stock                                (1,385,634)          (2,411,801)
                                                                      ------------      ---------------

NET CASH (USED FOR) FINANCING ACTIVITIES                               (1,382,730)          (2,519,678)
                                                                      ------------        ------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (548,793)          (1,047,192)
Cash and cash equivalents at beginning of period                        1,121,437            1,605,474
                                                                       ----------           ----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                     $  572,644            $ 558,282
                                                                       ==========            =========


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  April 3, 1999


NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the Company's annual report on Form 10-K for the year ended October 3, 1998.

NOTE B - SALE OF CONTRACT PACKAGING BUSINESS UNIT
         ----------------------------------------

On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded as a result of the sale. The Company's results for the six months ended March 28, 1998 have been restated to reflect the contract packaging business as a discontinued operation.

Operating results of the discontinued contract packaging operations are as follows:

                                           Three Months Ended                 Six Months Ended
                                         April 3,          March 28,      April 3,       March 28,
                                            1999               1998          1999              1998
                                        -----------       -----------     ----------     ----------
Net sales                                    -             1,264,367          -          $3,170,055
Income before income taxes                                    21,310                        244,530
Provision for income taxes                                     8,000                         91,000
                                          ---------       ----------        --------     ----------
Income from discontinued operations                           13,310                     $  153,530
                                          =========       ==========        ========     ==========


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

           -------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended               Six Months Ended
                                                       April  3,       March 28,         April 3,    March 28,
                                                         1999             1998            1999          1998
                                                       -----------     -----------     ----------   ------------
Numerator for basic and diluted earnings per share:
Income from continuing operations                     $      30,631   $     495,680   $      78,556   $     767,116
Income from discontinued operations,
   net of income taxes                                                       13,310                         153,530

NET INCOME                                            $      30,631   $     508,990   $      78,556   $     920,646
                                                      =============   =============   =============   =============
Denominator:
    Denominator for basic earnings per share
          weighted average shares                         2,627,631       2,986,211       2,661,891       3,048,949

    Effect of dilutive securities:
          Employee and Board stock options                   29,865         111,357          39,098         111,641
                                                      -------------   -------------   -------------   -------------
    Denominator for diluted earnings per share
          adjusted weighted average shares
          and assumed conversions                         2,657,496       3,097,568       2,700,989       3,160,590
                                                      =============   =============   =============   =============

Income from continuing operations:
    Basic                                                     $ .01           $ .17           $ .03           $ .25
    Diluted                                                   $ .01           $ .16           $ .03           $ .24

Income from discontinued operations net of
  income taxes:
    Basic                                                     $ .00           $ .00           $ .00           $ .05
    Diluted                                                   $ .00           $ .00           $ .00           $ .05

Net income:
    Basic                                                     $ .01           $ .17           $ .03           $ .30
    Diluted                                                   $ .01           $ .16           $ .03           $ .29



NOTE D - INVENTORIES

 The components of inventories are as follows:

                                         April 3,              Oct. 3,
                                          1999                  1998
                                         ------                 ----
 Raw Materials                        $1,586,699              $1,568,262
 Finished Goods                          546,377                 549,732
                                     -----------              -----------
                                      $2,133,076               $2,117,994
                                      ==========               ==========

NOTE E - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment, at cost, is summarized by major classification as follows:
                                              April 3,                Oct. 3,
                                                1999                   1998
                                                -----                  ----
Land                                        $  317,343             $  317,343
Land Improvements                              240,016                240,016
Buildings                                    3,697,676              3,642,151
Machinery & Equipment                        5,296,623              5,242,846
Furniture & Fixtures                           517,552                517,552
Automobiles                                      9,520                  9,520
Leasehold Improvements                          66,006                 66,006
                                         -------------            ------------
                                            10,144,736             10,035,434
Less Accumulated Depreciation                6,471,259              6,213,699
                                         -------------            ------------
                                           $ 3,673,477            $ 3,821,735
                                           ===========            ===========

NOTE F - OTHER ASSETS

Other assets consist of the following:
                                                 April 3,            Oct. 3,
                                                   1999                1998
                                                   ----                ----
Patents, net of accumulated
    amortization of $739,628 at
    April 3, 1999 and $686,755 at
    October 3, 1998                             $ 520,030            $ 542,695

Cash value of life insurance
    policies                                    1,348,957            1,223,491

Other                                              98,403               94,231
                                               ----------           ----------
                                               $1,967,390           $1,860,417
                                               ==========           ==========

NOTE G - CONTINGENCIES
         -------------

The company previously reported that it was a defendant in a legal action involving a claim relating to a terminated employee. The claim has been settled, and the settlement amount was not material to the Company's operations or financial condition.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         ---------------------

         On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for fiscal 1998 have been restated to reflect the sale of the contract packaging business as a discontinued operation.

         During the first quarter of 1999 the Company closed its consumer foam plant and consolidated those operations into the Company's primary manufacturing plant in Greenville, SC. As a result of this change the company will now report on two segments of business: medical and custom products. The custom products segment includes those products formerly reported in the consumer and industrial product segments.

         Net sales from continuing operations for the second quarter of fiscal 1999 declined 12% to $6.5 million compared to $7.4 million in the second quarter of fiscal 1998. For the year to date in fiscal 1999, net sales from continuing operations decreased 15% to $11.7 million from $13.7 million in the same period last year. The decreases in sales for both the quarter and year to date were primarily due to lower sales in the custom products segment, resulting from two discontinued lines of consumer foam mattress pads last year.

         Net income from continuing operations for the second quarter of 1999 decreased to $30,600 or $.01 per diluted share, compared to $496,000 or $.16 per diluted share, in the second quarter of fiscal 1998. Net income from continuing operations for the first half of fiscal 1999 was $78,600, or $.03 per diluted share, compared to $767,100 or $.24 per diluted share in fiscal 1998. The decreases in earnings were mainly due to lower sales volume and slightly higher manufacturing costs.

         The Company's total medical sales decreased by 1% to $4.1 million in the second quarter this year from $4.2 million in the same quarter last year. Mattress sales were up 28%. However, overlay sales, which comprise a larger percentage of total medical sales, were down 22%. Seating product sales were up 9% for the second quarter of fiscal 1999 compared with the same quarter last year. For the year to date in fiscal 1999, medical sales increased by 1% to $7.73 million from $7.67 million in the same period last year as higher unit and dollar volume of mattress sales offset reduced unit sales of mattress overlays. Management expects that sales of medical products in 1999 will be slightly lower than those of fiscal 1998.

         Sales of custom products decreased by 26% during the second quarter to $2.4 million from $3.2 million in the same period last year. Year to date sales of custom products decreased 35% to $3.9 million from $6.1 million. The sales declines were caused by two discontinued consumer product lines and lower sales of TerryFoam products. In the second quarter the weakness in consumer product sales was somewhat offset by record sales of industrial products, which grew 33% to $1.3 million as a result of new customers and continued healthy demand from existing customers. Management expects consumer foam sales in fiscal 1999 to be less than those of fiscal year 1998 levels as a result of last year's decision to discontinue the two consumer product lines.

         The Company's gross profit declined by approximately 29% to $1.7 million for the second quarter of 1999 from $2.4 million in the second quarter of fiscal 1998. The gross margin percentage for the second quarter of fiscal 1999 decreased to 26% compared to 33% in the second quarter last year. Year-to-date gross profit declined 27% to $3.2 million in the first six months of fiscal 1999 from $4.4 million for the same period last year. The year-to-date gross margin percentage declined to 27% as compared to 32% for the same period last year. The decreases in gross profit level and gross margin percentage resulted from lower sales volume and slightly higher manufacturing costs. Management expects the Company's gross margin percentage for fiscal 1999 to be less than that of fiscal 1998.

         Sales and marketing expenses remained level at $1.1 million for the second quarter of fiscal 1999 as compared to the same quarter last year. For the year to date in fiscal 1999, these expenses also remained level at $2.2 million as compared to the same period last year. Total sales and marketing expenses for fiscal 1999 are expected to be similar to those of fiscal 1998.

         General and administrative expenses increased 3% for the second quarter of fiscal 1999 to $594,000 as compared to $578,000 in the second fiscal quarter of last year. For the fiscal year to date in 1999 general and administrative expenses were down 12% to $1.1 million as compared to $1.2 million in the first six months of fiscal 1998. The decline in general and administrative expenses for the six months ended April 3, 1999 resulted from lower compensation costs and an increase in the cash value of life insurance. General and administrative expenses for the 1999 fiscal year are expected to be slightly lower than those of fiscal 1998.

         During the first six months of fiscal 1999, the Company paid dividends of $135,300, or 172% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share.

         The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels as compared to previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to:
         (a) the loss of a major distributor of the Company's products, (b) the inability to achieve anticipated sales volumes, (c) changes in relationships with large customers, (d) the impact of competitive products and pricing, (e) government reimbursement changes in the medical market, (f) F.D.A. regulation of medical device manufacturing,
         (g) raw material and labor cost increases, and (h) other risks referenced in the Company's Annual Report on Form 10-K.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         In connection with the Company's sale of it contract packaging business unit all assets relating to that business unit have been reclassified as assets or liabilities relating to discontinued operations. All assets and liabilities discussed in this section relate to continuing operations. All assets and liabilities related to discontinued operations were converted to cash before fiscal year end 1998.

         The Company generated cash from continuing operations of approximately $1.5 million during the first six months of fiscal 1999. The Company's working capital decreased by $1.2 million or 13% during the six months ended April 3, 1999 as a result of the repurchase of stock as discussed below. The Company's current ratio declined to 4.12 at April 3, 1999 from 4.35 at fiscal year end 1998.

         Accounts receivable, net of allowances, decreased 18% to $3.9 million at the end of the second quarter of 1999 as compared to $ 4.9 million at the end of fiscal 1998 due to the discontinued consumer product lines mentioned above, and the collection of related accounts receivable. All of the Company's accounts receivable are unsecured.

         Inventory remained level at $ 2.1 million. Management expects little change in inventory levels during the remainder of fiscal 1999.

         Net property and equipment decreased by $148,000, or 4%, during the first six months of fiscal 1999 primarily as a result of normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 1999 to be similar to those of the first half of the fiscal year.

         In various transactions during the first six months of fiscal 1999, the Company repurchased 234,029 shares, of its common stock for approximately $1.4 million ($4.62 to $6.06 per share) in private transactions from unaffiliated sellers. The repurchased shares were retired.

         Accrued and sundry liabilities decreased by $199,800 (19%) to $ 866,200 as compared to $1.1 million at fiscal year end 1998 primarily due to a decrease in accrued property taxes and income taxes payable.

         IMPACT OF INFLATION
         -------------------

         Inflation was not a significant factor for the Company during the first two quarters of fiscal 1999. Higher inflation rates could impact the Company primarily through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

         YEAR 2000
         ---------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, disruptions to the economy generally resulting from Year 2000 could also materially adversely affect the company.

         The Company has fully completed its assessment, remediation, testing and implementation of all significant information technology systems that could be affected by the year 2000. The Company has also conducted a review of its product lines and has determined that most of the products it has sold and will continue to sell do not require modification to be Year 2000 compliant.

         The Company has not incurred substantive Year 2000 costs and does not anticipate any substantive Year 2000 costs in the future.

         The Company has been in contact with suppliers and major customers to confirm that they are or will be Year 2000 compliant. The Company does not directly interface with any significant third party vendors. To date, the company is not aware of any external agent with a Year 2000 issue that would materially impact the company's results of operations, liquidity or capital resources. However, the company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the company. The effect of non-compliance by external agents is not determinable.

         Management of the Company believes it has resolved its material Year 2000 issues. In the event that unexpected Year 2000 issues arise, the company has contingency plans for certain critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

         PART II.     OTHER INFORMATION
                      -----------------

         ITEM 1.      Legal Proceedings

                  The company previously reported that it was a defendant in a legal action involving a claim relating to a terminated employee. The claim has been settled, and the settlement amount was not material to the Company's operations or financial condition.

               The Company is from time to time a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or the Company's operations or financial position.


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


                                    SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                          /s/ Richard C. Coggins
                                          -------------------------------------
                                          Richard C. Coggins
                                          Vice President - Finance






                                          /s/ James D. Ferguson
                                          -------------------------------------
                                          James D. Ferguson
                                          President and Chief Executive Officer




                                    DATE:     May 14, 1999