Form 10-Q
period 1999-07-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1999-08-16
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999.

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

             South Carolina                                   57-0525804
  -------------------------------                       ----------------------
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

                                 Not Applicable
      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
         Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past
                                90 days. Yes X  No
                                            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

       Common Stock, No Par Value - 2,495,400 shares as of July 31, 1999.
       ------------------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.



PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - July 3, 1999 and October 3, 1998............................................................   3

         Statements of Income - three and nine months ended July 3, 1999 and June 27, 1998............................   4

         Statements of Cash Flows - nine months ended July 3, 1999 and June 27, 1998..................................   5

         Notes to Financial Statements - July 3, 1999.................................................................   6

Item 2.  Management's Discussion and Analysis of Interim

         Financial Condition and Results of Operations................................................................   9

PART II.  OTHER INFORMATION...........................................................................................  13
---------------------------

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES............................................................................................................  14
----------

PART 1.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   Financial Statements


                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                                  BALANCE SHEETS


                                                                                           July 3,              Oct. 3
                                                                                            1999                 1998
                                                                                         (Unaudited)            (Note)
                                                                                         -----------            ------
ASSETS
Current Assets
Cash and equivalents                                                                    $1,087,714           $ 1,121,437
Securities available for sale                                                            2,460,495             2,602,056
Accounts receivable, net of allowances of $358,000 at July 3,
     1999 and $429,000 at October 3, 1998                                                3,174,976             4,809,352
Due from sale of discontinued operation                                                    566,270
Inventories - Note D                                                                     2,264,881             2,117,994
Prepaid expenses and other                                                                 282,264               312,929
Income tax refund due                                                                                            400,000
                                                                                       -----------           -----------

Total current assets                                                                     9,836,600            11,363,768

Property and equipment, net - Note E                                                     3,554,820             3,821,735
Costs in excess of fair value of net assets acquired,
       net of accumulated amortization of $696,063 at July 3,
       1999 and $585,496 at October 3, 1998                                              2,255,833             2,366,400
Other assets - Note F                                                                    1,911,639             1,860,417
                                                                                       -----------           -----------
                                                                                       $17,558,892           $19,412,320
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                       $ 1,242,282           $ 1,549,232
Accrued and sundry liabilities                                                             928,904             1,065,999
                                                                                        ----------             ---------

Total current liabilities                                                                2,171,186             2,615,231

Deferred income taxes and compensation                                                   1,253,402             1,100,681

Shareholders' Equity
Common Stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,495,400 at July 3, 1999 and
    2,820,029 shares at October 3, 1998                                                          -             1,426,079
Additional paid-in capital                                                                       -                67,463
Retained earnings                                                                       14,134,304            14,202,866
                                                                                       -----------           -----------

Total shareholders' equity                                                              14,134,304            15,696,408
                                                                                       -----------           -----------
                                                                                       $17,558,892           $19,412,320
                                                                                       ===========           ===========




Note:  The Balance Sheet at October 3, 1998 has been derived from the audited financial statements at that date.



See Notes to Financial Statements.

                                                   SPAN-AMERICA MEDICAL SYSTEMS, INC.

                                                         STATEMENTS OF INCOME
                                                              (UNAUDITED)

                                                  Three Months Ended                              Nine months Ended
                                              July 3,             June 27,                   July 3,              June 27,
                                               1999                1998                       1999                 1998
                                         --------------       ---------------           -----------------    -----------------
Net sales                                   $5,619,535           $7,396,976               $17,296,204            $21,130,329
Cost of goods sold                           4,087,701            5,122,393                12,564,314             14,488,679
                                             ---------             --------                ----------               --------

Gross profit                                 1,531,834            2,274,583                 4,731,890              6,641,650

Selling and marketing expenses               1,089,627            1,143,982                 3,291,432              3,311,914
General and administrative expenses            596,120              551,671                 1,646,726              1,744,847
                                            ----------           ----------                ----------             ----------

Operating income (loss)                       (153,913)             578,930                  (206,268)             1,584,889

Other income:
Investment income and other                     75,803              104,884                   249,714                317,041
                                           -----------           ----------                 ---------             ----------

Income (loss) before income taxes
    and discontinued operations                (78,110)             683,814                    43,446              1,901,930

Provision for income taxes                     (27,000)             253,000                    16,000                704,000
                                            -----------          ----------                 ---------             ----------

Income (loss) from continuing operations       (51,110)             430,814                    27,446              1,197,930

Discontinued operations - Note B
   Income from discontinued operations
       net of income taxes:                                                                                          153,530
    Gain on disposal of business net
       of income taxes                         365,270                    -                   365,270                      -
                                            ----------           ----------                ----------            -----------
                                               365,270                    -                   365,270                153,530

NET INCOME                                $    314,160          $   430,814              $    392,716          $   1,351,460
                                          ============          ===========              ============          =============


Earnings per share of common
    stock - Note C

 Income (loss) from continuing operations:
    Basic                                       $(.02)                 $.15                      $.01                   $.40
    Diluted                                     $(.02)                 $.15                      $.01                   $.39

    Income from discontinued operations
       net of income taxes:
    Basic                                         $.15                 $.00                      $.14                   $.05
    Diluted                                       $.15                 $.00                      $.14                   $.05

Net income:
    Basic                                         $.13                 $.15                      $.15                   $.45
    Diluted                                       $.13                 $.15                      $.15                   $.44

Dividends per common share                       $.025                $.025                     $.075                  $.075

Weighted averages shares outstanding
    Basic                                    2,504,760            2,823,337                 2,609,514              2,973,745
    Diluted                                  2,507,486            2,946,837                 2,636,488              3,089,339



See Notes to Financial Statements.


                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                            STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                             Nine months Ended
                                                                                             -----------------
                                                                                         July 3,            June 27,
                                                                                           1999                1998
                                                                                        --------            ---------
OPERATING ACTIVITIES
Net income                                                                              $ 392,716           $1,351,460
Adjustments to reconcile net income to
net cash provided by operating activities:
        Depreciation and amortization                                                     578,850              706,008
        Gain on disposal of business                                                     (365,270)
        Provision for losses on accounts receivable                                        86,223               29,000
        Change in cash value of life insurance                                           (143,193)             (88,128)
        Deferred compensation                                                              (9,279)              (5,148)
        Changes in operating assets and liabilities:
               Accounts receivable                                                      1,569,714              477,417
               Inventory                                                                 (146,887)            (104,333)
               Prepaid expenses and other current assets                                  117,567              135,461
               Income tax refund due                                                      400,000
               Accounts payable and accrued expenses                                     (483,045)          (1,521,148)
                                                                                      -----------          ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,997,396              980,589

INVESTING ACTIVITIES
Sale of Contract Packaging                                                                                   1,842,300
Purchases of marketable securities                                                     (1,010,000)          (3,577,696)
Proceeds from the sale of marketable securities                                         1,130,000            3,385,382
Purchases of property, plant and equipment                                               (121,824)            (531,417)
Payments for other assets                                                                 (34,475)             (21,791)
                                                                                       -----------          -----------

NET CASH (USED FOR)/PROVIDED BY
    INVESTING ACTIVITIES                                                                  (36,299)           1,096,778

FINANCING ACTIVITIES
Dividends paid                                                                           (201,136)            (226,753)
Common Stock issued upon exercise of options                                              138,250              120,500
Purchase and retirement of Common Stock                                                (1,931,934)          (2,797,416)
                                                                                      ------------        -------------

NET CASH (USED FOR) FINANCING ACTIVITIES                                               (1,994,820)          (2,903,669)
                                                                                      ------------        ------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (33,723)            (826,302)
Cash and cash equivalents at beginning of period                                        1,121,437            1,605,474
                                                                                       ----------           ----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                                   $  1,087,714            $ 779,172
                                                                                     ============           ==========


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  July 3, 1999


NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the Company's annual report on Form 10-K for the year ended October 3, 1998.

NOTE B - SALE OF CONTRACT PACKAGING BUSINESS UNIT
         ----------------------------------------

On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded as a result of the sale due to the uncertainty of collectibility of the amount financed. The Company's results for the nine months ended June 27, 1998 have been restated to reflect the contract packaging business as a discontinued operation.

The Company's earnings for the third quarter of fiscal 1999 include a one-time gain of $365,270, net of income taxes, or $0.15 per diluted share related to this sale. The purchasers of the business unit chose an early payment option on an outstanding warrant and note due to the Company. Because the Company assigned no value to the amount of the note and warrants at closing, the early payment resulted in a one-time gain. The gain, net of taxes, is shown as income from discontinued operations.

Operating results of the discontinued contract packaging operations are as follows:

                                                        Three Months Ended             Nine Months Ended
                                                        ------------------             -----------------
                                                       July 3,     June 27,       July 3,           June 27,
                                                        1999        1998           1999               1998
                                                      --------------------------------------------------------
Net sales                                                    -            -              -          $3,170,055
Income before income taxes                                   -            -              -             244,530
Gain on sale of business unit                         $566,270            -       $566,270                   -
Provision for income taxes                             201,000            -        201,000              91,000
                                                      --------------------------------------------------------
Income from discontinued operations                   $365,270            -       $365,270          $  153,530
                                                      =========================================================

NOTE C - EARNINGS PER COMMON SHARE
         -------------------------

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously

           --------------------------

reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended        Nine Months Ended
                                                             ------------------        -----------------
                                                            July 3,     June 27,      July 3,    June 27,
                                                             1999         1998         1999        1998
                                                          ---------   -----------  ----------  ------------
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations                  $(51,110)     $430,814      $27,446   $1,197,930
Income from discontinued operations,
   net of income taxes                                     365,270             0      365,270      153,530
                                                         ---------      --------      -------      --------

NET INCOME                                                $314,160      $430,814     $392,716   $1,351,460
                                                         =========      ========     ========   ==========

Denominator:
    Denominator for basic earnings per share
          weighted average shares                        2,504,760     2,823,337    2,609,514    2,973,745

    Effect of dilutive securities:
          Employee and Board stock options                   2,726       123,500       26,974      115,594
                                                         ---------    ----------    ---------    ---------

    Denominator for diluted earnings per share
          adjusted weighted average shares
          and assumed conversions                        2,507,486     2,946,837    2,636,488    3,089,339
                                                         =========     =========    =========    =========

Income (loss) from continuing operations:
    Basic                                                   $(.02)          $.15         $.01         $.40
    Diluted                                                 $(.02)          $.15         $.01         $.39

Income from discontinued operations net of income taxes:
    Basic                                                    $.15           $.00         $.14         $.05
    Diluted                                                  $.15           $.00         $.14         $.05

Net income (loss):
    Basic                                                    $.13           $.15         $.15         $.45
    Diluted                                                  $.13           $.15         $.15         $.44


NOTE D - INVENTORIES
         -----------

 The components of inventories are as follows:

                                                          July 3,                                Oct. 3,
                                                           1999                                    1998
                                                          -------                                -------
 Raw Materials                                          $1,603,672                              $1,568,262
 Finished Goods                                            661,209                                 549,732
                                                       -----------                              ----------
                                                        $2,264,881                              $2,117,994
                                                        ==========                              ==========

NOTE E - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment, at cost, is summarized by major classification as follows:

                                              July 3,              Oct. 3,
                                               1999                 1998
                                               ----                 ----

Land                                         $  317,343           $  317,343
Land Improvements                               240,016              240,016
Buildings                                     3,697,676            3,642,151
Machinery & Equipment                         5,309,145            5,242,846
Furniture & Fixtures                            517,552              517,552
Automobiles                                       9,520                9,520
Leasehold Improvements                           66,006               66,006
                                          -------------       --------------
                                             10,157,258           10,035,434
Less Accumulated Depreciation                 6,602,438            6,213,699
                                            -----------            ---------
                                            $ 3,554,820          $ 3,821,735
                                            ===========          ===========

NOTE F - OTHER ASSETS
         ------------

Other assets consist of the following:
                                              July 3,              Oct. 3,
                                               1999                 1998
                                               ----                 ----
Patents, net of accumulated
    amortization of $766,299 at
    July 3, 1999 and $686,755 at
    October 3, 1998                           $ 497,625            $ 542,695

Cash value of life insurance
    policies                                  1,366,684            1,223,491

Other                                            47,330               94,231
                                            -----------        -------------
                                             $1,911,639           $1,860,417
                                             ==========           ==========

NOTE G - CONTINGENCIES
         -------------

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

On February 27, 1998 the Company sold substantially all of the assets of its contract packaging business unit. The Company's results for fiscal 1998 have been restated to reflect the sale of the contract packaging business as a discontinued operation. The Company's earnings for the third quarter of fiscal 1999 include a one-time gain from this sale of $365,270, net of income taxes, or $0.15 per diluted share. The purchasers of the business unit chose an early payment option on an outstanding warrant and note due to the Company. Because the Company assigned no value to the amount of the note or warrant at closing, the early payment resulted in a one-time gain. The gain, net of taxes, is shown as income from discontinued operations.

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

Net sales from continuing operations for the third quarter of fiscal 1999 declined 24% to $5.6 million compared with $7.4 million in the same quarter of fiscal 1998. For the year to date in fiscal 1999, net sales from continuing operations decreased 18% to $17.3 million from $21.1 million in the same period last year. The decreases in sales for both the quarter and year to date were primarily due to lower sales in the custom products segment, resulting from two discontinued lines of consumer foam mattress pads last year.

Net income for the third quarter of 1999, which includes the gain on discontinued operations discussed above, decreased to $314,200 or $0.13 per diluted share, compared with $430,800 or $0.15 per diluted share, in the third quarter of fiscal 1998. From continuing operations, the Company recorded a loss in the third quarter of $51,100 or $0.02 per diluted share compared with income from continuing operations of $430,800, or $0.15 per diluted share in the third quarter of 1998. The earnings decline in the third quarter resulted primarily from lower sales volume.

Net income from continuing operations for the first nine months of fiscal 1999 was $27,400, or $0.01 per diluted share, compared with $1.2 million or $0.39 per diluted share in the same period of fiscal 1998. The year-to-date decrease in earnings was mainly due to the lower sales volume during the period. Including income from discontinued operations, net income for the first nine months of fiscal 1999 was $392,700 or $0.15 per diluted share, compared with $1.35 million, or $0.44 per diluted share, in the first nine months of fiscal 1998.

The Company's medical sales were down $680,000 (16%) to $3.5 million in the third quarter of fiscal 1999 compared with the same quarter last year. Sales of patient positioners and seating products were up slightly for the quarter compared with the third quarter last year. However, these increases were offset by declines in overlay and mattress sales. Management believes that the lower mattress sales in the third quarter were related to the implementation of the Perspective Payment System in the long-term care industry. For the year to date in fiscal 1999, medical sales declined by 5% to $11.2 million from $11.9 million in the same period last year due to lower unit volume of overlays. Mattress sales increased 8% for the year-to-date period, but the increase was offset by lower overlay sales. Management expects that sales of medical products in 1999 will be lower than those of fiscal 1998.

Sales of custom products declined by $1.1 million (34%) during the third quarter to $2.1 million from $3.2 million in the same period last year. Fiscal 1999 year-to-date sales of custom products decreased 35% to $6.1 million from $9.3 million last year. The sales declines for the third quarter and year to date were caused by two discontinued consumer product lines and lower sales of TerryFoam products. The weakness in consumer product sales was somewhat offset by higher unit sales of industrial products, which grew 12% to $3.4 million for the first nine months of fiscal 1999 compared with the same period in 1998. The growth in industrial sales was the result of new customers and continued healthy demand from existing customers. Management expects sales of custom products in fiscal 1999 to be less than those of fiscal year 1998 levels because of the discontinued consumer product lines discussed above.

The Company's gross profit declined by approximately 33% to $1.5 million for the third quarter of fiscal 1999 from $2.3 million in the third quarter of fiscal 1998. Year-to-date gross profit declined 29% to $4.7 million in the first nine months of fiscal 1999 from $6.6 million for the same period last year. The gross margin percentage for the third quarter and year to date during fiscal 1999 declined to 27% compared with 31% for the same periods last year. The decreases in gross profit level and gross margin percentage resulted from lower sales volume and slightly higher manufacturing costs during the first two quarters of fiscal 1999. Management expects the Company's gross margin percentage for fiscal 1999 to be lower than that of fiscal 1998.

Sales and marketing expenses declined 5% to $1.1 million for the third quarter of fiscal 1999 compared with the same quarter last year. The decline was due to lower selling expenses in the custom products segment partially offset by higher selling expenses in the medical segment. For the year to date in fiscal 1999, these expenses remained level at $3.3 million compared with the same period last year. Total sales and marketing expenses for fiscal 1999 are expected to be similar to those of fiscal 1998.

General and administrative expenses increased 8% for the third quarter of fiscal 1999 to $596,000 compared with $552,000 in the third fiscal quarter of last year. The increase during the quarter was due to higher professional fees and bad debt expense. For the fiscal year to date in 1999 general and administrative expenses were down 6% to $1.6 million compared with $1.7 million in the first nine months of fiscal 1998. The decline in general and administrative expenses for the nine months ended July 3, 1999 resulted from lower general insurance costs and an increase in the cash value of life insurance. General and administrative expenses for the 1999 fiscal year are expected to be slightly lower than those of fiscal 1998.

During the first nine months of fiscal 1999, the Company paid dividends of $201,100, or 64% of net income for the year-to-date period. This amount represented three quarterly dividends of $0.025 per share.

The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a major distributor of the Company's products,
(b) the inability to achieve anticipated sales volumes, (c) changes in relationships with large customers, (d) the impact of competitive products and pricing, (e) government reimbursement changes in the medical market, (f) FDA regulation of medical device manufacturing, (g) raw material and labor cost increases, and (h) other risks referenced in the Company's Annual Report on Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In connection with the Company's sale of its contract packaging business unit, all assets relating to that business unit have been reclassified as assets or liabilities relating to discontinued operations. All assets and liabilities discussed in this section relate to continuing operations.

The Company generated cash from continuing operations of approximately $2.0 million during the first nine months of fiscal 1999. The Company's working capital decreased by $1.1 million or 12% during the nine months ended July 3, 1999. The reduction was due to a lower level of accounts receivable and the Company's repurchase of stock as discussed below. The Company's current ratio increased to 4.5 at July 3, 1999 from 4.3 at fiscal year end 1998.

Accounts receivable, net of allowances, decreased 34% to $3.2 million at the end of the third quarter of 1999 compared with $ 4.8 million at the end of fiscal 1998 due to the discontinued consumer product lines mentioned above, and the collection of related accounts receivable. All of the Company's accounts receivable are unsecured.

The Company recorded an account receivable of $566,270 from the purchaser of the contract packaging business unit at the end of the third quarter of fiscal 1999 in connection with the one-time gain discussed above from the sale of that business unit. These funds were received in July 1999.

Inventory increased 7% or 147,000 to $2.3 million at the end of the third quarter of fiscal 1999 compared with the previous year-end. Management expects little change in inventory levels during the remainder of fiscal 1999.

Net property and equipment decreased by $267,000, or 7%, during the first nine months of fiscal 1999 primarily as a result of normal depreciation expense. Management expects minimal capital expenditures during the remainder of fiscal 1999.

In various transactions during the first nine months of fiscal 1999, the Company repurchased 364,629 shares, of its common stock for approximately $1.9 million ($4.125 to $6.06 per share) in private transactions from unaffiliated sellers. The repurchased shares were retired.

Accrued and sundry liabilities decreased by $137,100 (13%) to $ 928,900 compared with $1.1 million at fiscal year end 1998 primarily due to a decrease in accrued property taxes and income taxes payable.

Management believes that funds on hand, funds generated from operations, and funds available under the Company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during the next twelve months.

IMPACT OF INFLATION
-------------------

Inflation was not a significant factor for the Company during the first three quarters of fiscal 1999. Higher inflation rates could impact the Company primarily through higher raw material and labor costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

YEAR 2000
---------

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, disruptions to the economy generally resulting from Year 2000 could adversely affect the company.

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


                                    SPAN-AMERICA MEDICAL SYSTEMS, INC.




                                    /s/ Richard C. Coggins
                                    -------------------------
                                    Richard C. Coggins
                                    Vice President - Finance






                                    /s/ James D. Ferguson
                                    -------------------------
                                    James D. Ferguson
                                    President and Chief Executive Officer




                                    DATE:     August 12, 1999