Form 10-K
period 1999-10-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 1999-12-20
CIK 718924

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 2, 1999
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 13, 1999 was $6,921,916.

      The number of shares of the registrant's common stock, no par value, outstanding as of December 13, 1999 was 2,495,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 3, 2000 are incorporated by reference into Part III.
------------------------------------------------------------------------------

                                     PART I

Item 1.  Business
-----------------
                                   BACKGROUND

         Span-America Medical Systems, Inc. (the "Company" or "Span-America") was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products for the medical and custom products markets.

         Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of decubitus ulcers, commonly known as bed sores or pressure ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt mattress overlay in the health care market, which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to retailers throughout the United States.

         The Company entered the replacement mattress segment of the pressure ulcer care market in fiscal 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

         The Company's long-term strategy is to become a leading health care manufacturer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the Company's medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products.

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 1999 were approximately $1.2 million or 5% of total net sales.

                              INDUSTRY SEGMENT DATA

         The industry segment data included in Note 16 to the Company's audited financial statements for the year ended October 2, 1999, presented on pages 20 - 22 of the 1999 Annual Report is incorporated herein by reference.

MEDICAL PRODUCTS

         Span-America's principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers. The company also sells these products on a limited basis in Canada. Sales of medical products represented 65% of sales in 1999, 57% of sales in 1998, and 55% in 1997 respectively.

         MATTRESS OVERLAYS. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 27% of the Company's total net sales in fiscal 1999. These products are designed to provide patients with greater comfort and assist in treating patients suffering from burns or pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

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

         The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also significantly reduces shear forces while evenly distributing the patient's body weight, thereby minimizing the pressure that causes ulcers.

                  REPLACEMENT MATTRESSES. Span-America's non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress(R) products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in the Company's overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses found facility-wide in acute and long term care settings. A version is also made specifically for use in home health care.

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

         Another powered system in the PressureGuard line is the PressureGuard APM(R), a simpler but very effective alternating pressure mattress. Originally introduced as the DynaGuard(R), in November 1994, the APM is targeted primarily at the home care market. The latest addition to the PressureGuard line, launched in November 1997, is the PressureGuard Site Select(R). The Site Select includes many of the features of the Turn Select, including the built in microprocessor-controlled motion system. However, instead of turning the patient, the Site Select is designed to give the caregiver the ability to selectively adjust the pressure at particular body sites based on patient need. Like the Turn Select, it is completely programmable through a hand-held pendant. All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in acute, long term, and home care settings. During fiscal 1999, replacement mattresses and related products made up approximately 19% of total net sales.

         PATIENT POSITIONERS. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 17% of the Company's net sales in fiscal 1999. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

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

         DISTRIBUTOR RELATIONSHIP. During fiscal 1999, approximately 26% of the Company's medical products were sold to Allegiance Healthcare Corporation ("Allegiance") which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 20 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. In 1998, Allegiance was acquired by Cardinal Healthcare, Inc. and will continue to function as a separate unit of Cardinal. The Company's distribution agreement with Allegiance has been unaffected by these ownership changes, and management expects the changes to have no negative impact on the Company's sales to Allegiance.

CUSTOM PRODUCTS

         Span-America's custom products segment includes two major product lines: consumer products and industrial products. The Company's consumer product line consists primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. In fiscal 1999, approximately 35% of the Company's custom products were distributed through Louisville Bedding Corporation, an international manufacturer and marketer of bedding products.

         In 1990, Span-America introduced its TerryFoam(R) comfort products, which are designed to be used on all types of outdoor furniture. Formerly produced by contract manufacturers according to the Company's specifications, these products are now manufactured by the Company. They are being sold and distributed directly by Span-America to retailers nationwide.

         Span-America's industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities primarily in the Southeast. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics and sports equipment industries

         Custom products represented approximately 35% of the Company's total net sales in fiscal 1999 as compared to 43% in 1998 and 45% in 1997.

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

         The Company believes that it is among the top five suppliers of foam mattress overlays and patient positioners to the health care market. The Company's primary competitor in the overlay and positioner markets is Sunrise Medical.

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

         The market for therapeutic replacement mattresses has developed principally during the 1990's and is currently dominated by BG Industries, Hill-Rom, and Kinetic Concepts (KCI). BG Industries utilizes Encompass (formerly a division of Allegiance) to distribute its mattresses primarily to hospitals. Hill-Rom and KCI use their own sales representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

         Most of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         CUSTOM PRODUCTS. In the custom products segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Foamex and ER Carpenter, both of which are larger than Span-America. The Company also has a number of competitors in the market for its industrial products, including Tuscarora and UFP Technology. These competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are as important as the price of the product.

                                 MAJOR CUSTOMERS

         The Company has a business relationship with Allegiance Healthcare Corporation to distribute certain of its medical foam products. In fiscal 1999 sales to Allegiance amounted to approximately 17% of the Company's total net sales and approximately 26% of the Company's sales to the medical segment. Span-America also has a relationship with Louisville Bedding Corporation to distribute certain of its consumer foam products. Sales to Louisville Bedding Corporation during fiscal 1999 made up approximately 12% of the Company's net sales and approximately 35% of sales in the custom products segment.

         See "Distributor Relationship" on page 4, and "Competition" on pages 5 and 6 for more information on major customers.

                                 SEASONAL TRENDS

         Some seasonality can be identified in certain of the Company's medical and consumer foam products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

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

                             PATENTS AND TRADEMARKS

         The Company holds 37 federally registered trademarks, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 54 United States patents and 5 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses.

Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 8 and 10 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 10 years.

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

         As of October 2, 1999, Span-America had unshipped orders of approximately $1.0 million, which represents a 17% decrease compared to a backlog of $1.2 million at fiscal year end 1998. All orders in the current backlog will be filled in the 2000 fiscal year.

                                    EMPLOYEES

         On October 2, 1999, the Company had 174 full-time employees, including 5 officers. Of these employees, 15 were executive or management personnel, 14 were administrative and clerical personnel, 18 were sales personnel and 122 were manufacturing employees. The Company is not a party to any collective bargaining agreement, and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

Item 2.  Properties
-------------------

         The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13-acre site.

         The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The lease rate is $16,500 per month and increases annually over the term of the lease to $17,000 per month until the lease expires in December 2000.

         The South Carolina and California facilities are considered suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 5 of the Company's 1999 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on page 24 of the Company's 1999 Annual Report is incorporated herein by reference.

         In September 1994, the Board of Directors approved a resolution changing their annual Director's compensation from cash to stock. The following table sets forth information about unregistered shares of common stock issued to the Company's non-employee Directors in lieu of annual cash compensation for their service as Directors.

                  #Shares of Common     Fair Market Value on       Aggregate
Issue Date          Stock Issued       Issue Date ($ Per Share)  Consideration
----------          ------------       -----------------------   -------------
02/08/95               7,000                  $5.125               $35,875
03/25/96               6,000                   6.375                38,250
01/03/97               5,000                   4.250                21,250
02/03/97               4,000                   5.000                20,000
01/15/98               8,000                   6.875                55,000
01/28/99               8,000                   5.000                40,000

         The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the "Selected Financial Information" on page 4 of the Company's 1999 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis
-------------------------------------------------------

         Management's Discussion and Financial Analysis on pages 6 through 8 of the Company's 1999 Annual Report are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------

         The information contained in the section titled "Market Risk" on page 8 of the Company's 1999 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The financial statements of the Company included on pages 9 through 22 of the Company's 1999 Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Item 11.  Executive Compensation
--------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 1999 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

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

4.1 Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.

4.2 The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant on a consolidated basis.

10.1              Patent Assignment and Royalty Agreement between Donald C.
                  Spann and the Company, with letter amendment thereto:
                  Incorporated by reference to Exhibit 10(c) to the Form S-18 filed on June 2, 1983, Commission File No. 2-832-74-A.

10.2.1 1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

10.2.2 Amendment No. 1 to the 1987 Stock Option Plan: Incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the "1998 10-K"), Commission File No. 0-11392.

10.3              Employee Stock Ownership Plan - Summary Plan Description:
                  Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1990, Commission File No. 0-11392.

10.4.1            1991 Stock Option Plan: Incorporated by reference to Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1991 (the "1991 10-K), Commission File No. 0-11392.

10.4.2 Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the 1998 10-K.

10.5 Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to
                  Exhibit 10.7 to the 1991 10-K.

10.6 Contract between the Company and Healthflex, Inc. dated February 28, 1992: Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (the "February 28, 1992 Form 8-K") filed by the Company with the Commission on February
                  28, 1992.

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

10.9 Employment Agreement dated February 28, 1992 between the Company and John W. Wilkinson: Incorporated by reference to the February 28, 1992 Form 8-K.

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

10.12 Resignation Agreement dated September 1, 1996 between the Company and Charles B. Mitchell: Incorporated by reference to
                  Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 (the "1996 10-K"), Commission File No. 0-11392.

10.13 License and Distribution Agreement dated October 22, 1996 between the Company and Pillowtex Corporation: Incorporated by reference to Exhibit 10.13 to the 1996 10-K.

10.14.1           1997 Stock Option Plan: Incorporated by reference to Exhibit
                  10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 (the "1997 10-K"), Commission File No. 0-11392.

10.14.2 Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.15 1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

13.1              1999 Annual Report to Shareholders.

23.0              Consent of Ernst and Young LLP.

27.0              Financial Data Schedule (For SEC Use Only).

         (b)  Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended October 2, 1999.

         (c)  Exhibits
                  The exhibits required by this section of Item 14 are attached hereto or incorporated by reference.

         (d)  Financial Statement Schedules
                  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By:  /s/ Thomas D. Henrion                                     December 17, 1999
--------------------------
Thomas D. Henrion
Chairman of the Board

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

 /s/Robert H. Dick                          Director
 ---------------------------
Robert H. Dick

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

 /s/ Thomas D. Henrion                      Director
 ---------------------------
Thomas D. Henrion

 /s/ Douglas E. Kennemore                   Director
 ---------------------------
Douglas E. Kennemore, M.D.

 /s/ J. Ernest Lathem                       Director
 ---------------------------
J. Ernest Lathem, M.D.

 /s/ James M. Shoemaker, Jr.                Director
 ---------------------------
James M. Shoemaker, Jr.

                                                            December 17, 1998

                                                                    Exhibit 13.1


                         Span-America 1999 Annual Report

          [GRAPHIC OF SPAN-AMERICA MEDICAL SYSTEMS, INC. APPEARS HERE]

ABOUT THE COMPANY

         Span-America Medical Systems, Inc. manufactures and markets a comprehensive selection of pressure management products for the medical market, including Geo-Matt(R), PressureGuard(R), Span+Aids(R), and Isch-Dish(R) products. The Company also supplies custom foam and packaging products to the consumer and industrial markets. Span-America's stock is traded on The Nasdaq Stock Market's National Market under the symbol SPAN.

FINANCIAL SUMMARY
(Amounts in thousands, except per share and percent data)
                                                            1999                    1998                  % Change
-------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 23,063                $ 28,346                      -19%
Operating (loss) income                                     (166)                  1,805                     -109%
Income from continuing operations                            132                   1,412                      -91%
Earnings per share from continuing operations:
   Basic                                                    0.05                    0.48                      -90%
   Diluted                                                  0.05                    0.47                      -89%
Return on net sales from continuing operations              0.6%                    5.0%

Cash and securities                                        4,194                   3,723                       13%
Current assets                                            10,113                  11,364                      -11%
Total assets                                              17,679                  19,412                       -9%
Current liabilities                                        2,255                   2,615                      -14%
Shareholder's equity                                      14,180                  15,696                      -10%
Return on ending shareholders' equity                       3.5%                   10.0%
Number of shares outstanding
   at fiscal year end                                      2,495                   2,820                      -12%
Book value per share                                        5.68                    5.57                        2%


TABLE OF CONTENTS

Letter to Shareholders................................................  1
Selected Financial Information........................................  4
Quarterly Financial Data..............................................  5
Management's Discussion and Financial Analysis........................  6
Balance Sheets........................................................  9
Statements of Income.................................................. 10
Statements of Shareholders' Equity.................................... 11
Statements of Cash Flows.............................................. 12
Notes to Financial Statements......................................... 13
Report of Ernst & Young LLP, Independent Auditors..................... 22
Directors and Officers................................................ 23
Corporate Data........................................................ 24

                             Letter To Shareholders

                                   [GRAPHIC]

Span-America's sales and earnings were down in fiscal 1999 as a result of lower consumer sales and weakness in the medical market. Parts of the medical market, particularly the long-term care segment, were paralyzed for the better part of the year by Medicare cutbacks and the implementation of the prospective payment system. We reduced our costs in response, but our earnings declined nonetheless because of the lower sales volume. Although our sales and earnings were below those of last year, our financial condition remains excellent. We are committed to growing our business, and our entire team is focused on increasing the value of Span-America.
         Net sales in fiscal 1999 declined 19% to $23.1 million from $28.3 million last year. Income from continuing operations fell 91% to $132,000, or 5 cents per diluted share, compared with $1.4 million, or 47 cents per diluted share, in fiscal 1998. In short, the lower sales volume during the year brought our profitability to just above breakeven. Net income, which includes income from discontinued operations, declined 68% to $498,000, or 19 cents per diluted share, compared with $1.6 million, or 52 cents per diluted share, in fiscal 1998.

Medical Business

         Performance in our medical business was disappointing during fiscal 1999, but we fared better than many of our direct competitors. As a result, we have strengthened our competitive position in the medical market during the year, and we intend to seize the opportunity to build on that strength in the new year.
         Medical sales for fiscal 1999 were down 7% to $14.9 million compared with $16.1 million last year. Operating earnings for the medical segment dropped to $938,000 in fiscal 1999 from $2.1 million in 1998. Medical earnings were down because of the lower sales volume and because more overhead expenses were allocated to the medical business unit to better represent its larger part of our total business.
         We have four major product groups in our medical business: seating, positioners, overlays, and mattresses. The clear winners in 1999 were our mattress products. Sales of the GeoMattress(R) and PressureGuard(R) therapeutic replacement mattresses were up 8% for the year - a solid performance considering the turmoil in much of the medical market during the year. However, the other side of the coin is our overlay business. Sales of overlays were down 22% in fiscal 1999 largely because overlay demand declines with the increased use of therapeutic mattresses. We expect the trend of lower overlay sales and higher mattress sales to continue over the next several years. In our other medical product lines, positioner sales were down 2% for the year while seating sales were up 4%.
         One of the biggest stories for our medical business in fiscal 1999 was the weakness in several areas of the health care market. Long-term care providers have been under significant pressure for most of the year due to the implementation of Medicare's prospective payment system (PPS). The transition to PPS has been more difficult than most expected. Of the seven largest long-term care companies in the U.S., two filed for bankruptcy earlier this year, and most of the others have experienced dramatic declines in their market values. Other sectors of the health care market have also been stressed by reimbursement cuts.
         Acute care hospitals and home health care providers have also felt the pinch of Medicare spending cuts driven by the Balanced Budget Act of 1997. When the Act was first passed, the Congressional Budget Office estimated that Medicare spending growth would be reduced by $115 billion over five years. Now that many of the provisions have been implemented, some analysts estimate that the overall impact of the changes could be $200 billion. The cuts seem to have gone deeper than expected, which has had a negative impact on many of our customers. However, it looks like the worst of the transition may be behind us.
         In the last several months, we have seen some improvement in the medical market as our customers have adapted to the new payment environment and medical orders have picked up. Also, there is a reasonable chance that Congress will pass a relief package for providers who have had the most severe impact of the


                          SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 1

                                   [GRAPHIC]

Balanced Budget Act. Regardless of future action by Congress or Medicare, we believe our products are well positioned to succeed in the health care market. They meet a basic but important need. They are highly effective at preventing and treating pressure ulcers, yet they are low in cost. We expect the need for these products to increase as the population ages, and we intend to be an active participant in that growth.
         In spite of the challenging market environment, we had a number of positive developments in the medical business. In March, we introduced our newest mattress product, GeoMattress with Wings(R). Sales of the new product have been brisk and have exceeded our expectations. Our PressureGuard Site Select mattress was approved for reimbursement by Medicare, which should make it more attractive in the home health care market. We also had much success in the area of corporate accounts during the year. We signed a five-year extension to our Best Value supply agreement with Allegiance. We were also named for the first time as a Best Value supplier to Source Medical, Canada's largest medical products distributor. In addition, we signed agreements to supply our products to two key providers in the long-term care and home care markets. We believe these accomplishments will add to medical sales in the future.

CUSTOM PRODUCTS BUSINESS

         Our custom products business had a major impact on sales and earnings in fiscal 1999. As we reported this time last year, we discontinued sales of two consumer foam product lines because of competitive pricing pressure. As expected, that development caused a steep drop in sales of custom products during the year. Sales in this segment declined $4.1 million (33%) to $8.1 million in fiscal 1999 compared with $12.2 million in 1998. About three quarters of the sales decline was due to the discontinued consumer foam products. The rest occurred in our TerryFoam product line and was due simply to lower demand for those products. Although it was a tough year for the custom products business, we are pleased to report that we are making good progress in replacing the lost sales volume.
         Earlier in the year, we entered into a marketing and distribution agreement with Louisville Bedding Company (LBC) to sell consumer foam products. Louisville Bedding is one of the largest manufacturers and marketers of bedding products in the U.S. They are excited about our product lines, and we are excited about the marketing and distribution value they bring to this new relationship. To give you an idea of LBC's initial success, if we exclude the discontinued product lines from fiscal 1998, our consumer foam sales in fiscal 1999 grew by $1.0 million or 49%. We expect continued growth in fiscal 2000 as we build on our relationship with Louisville Bedding. In addition to working with consumer foam pads and pillows, LBC will help market our TerryFoam product lines in the new year. We look forward to combining our strengths to grow the consumer foam part of our custom products business.
         The other part of our custom products business consists of custom-engineered foam products used in a variety of industrial applications, formerly called our industrial segment. Sales of this product line grew 4% in fiscal 1999 to $4.3 million. We have approximately 200 customers in this business, the largest of which are Fuji Photo Film, Frigidaire, Perception, and Comfortaire. We have developed an excellent reputation in this niche as a supplier of high-quality, precision-engineered products at competitive prices. We look for continued growth from this product line in fiscal 2000.

FINANCIAL CONDITION

         In spite of our sales and earnings difficulties in fiscal 1999, we maintained superior financial condition throughout the year. We ended the year with cash and securities of $4.2 million and no debt of any kind. We reduced our accounts receivable levels in tandem with lower sales levels which improved cash flow. Also during the year, we repurchased and retired 364,600 shares (13%) of our common stock for a total investment of $1.9 million. Combining that with our dividend of $260,100, we returned almost

2    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                                   [GRAPHIC]

$2.2 million to shareholders during the year. We finished the year with a strong equity capital base of $14.2 million, representing a book value of $5.68 per share. In our markets, a strong financial condition is a significant competitive advantage. Our challenge is to wisely use these resources to help the Company grow and increase in value.

LOOKING FORWARD

         Our future plans involve specific operating goals in the near term and strategic initiatives for the longer term. Our top short-term priorities are to achieve meaningful sales growth in both of our business units and to return the Company to an attractive level of profitability. We have developed a detailed business plan which will provide a good roadmap to help achieve those goals. As always though, the key to success will be in executing the plan.
         Over the longer term, our core business and primary focus will continue in the medical market. Span-America's medical products are currently centered on the pressure management part of the medical market. Our slice of this market is growing and will continue to do so with an aging population. We will continue to develop new products for our core business with an eye always toward creating a break-through product in addition to generating a stream of fresh and innovative product line extensions. However, we must also look for creative ways to grow beyond our existing boundaries by providing products or services to other related segments of the medical market. We began that task in earnest this year as we looked for acquisitions, alliances, or licensing arrangements that could add value to Span-America. Although we have not yet found the right fit at the right price, we will continue our search for growth opportunities.
         Our focus on the medical market will be primary but not exclusive. We will also pursue profitable applications of our product technologies in other markets. This is the essence of the mission for our custom products business. As a designer and manufacturer of medical products, we have developed many core capabilities which can be easily transferred to other markets. We will look for opportunities to use these competencies to add value to Span-America.
         The common threads running through these goals are growth and profitability. We will pursue these objectives relentlessly. Thank you for your investment and continued interest in Span-America. We look forward to reporting our progress in fiscal 2000.

Sincerely,

/s/James D. Ferguson                                 /s/Thomas D. Henrion

James D. Ferguson                                    Thomas D. Henrion
President and CEO                                             Chairman


                          SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 3

                         Selected Financial Information

                                   [GRAPHIC]

Five-Year Financial Summary
(Amounts in thousands, except per share, percent, and employee data)

                                                             1999       1998         1997         1996        1995
-------------------------------------------------------------------------------------------------------------------
For the year:
   Net sales                                             $ 23,063   $ 28,346     $ 27,695     $ 24,820    $ 24,088
   Gross profit                                             6,344      8,499        8,428        7,394       7,649
   Operating (loss) income                                   (166)     1,805        1,833          164         856
   Income from continuing operations                          132      1,412        1,370          283         739
   Cash flow from operations                                2,202        364        4,669         (514)      1,551
   Capital expenditures from
     continuing operations                                    171        562          511          398         177

Per share:
   Income from continuing operations:
     Basic                                              $    0.05  $    0.48    $    0.43    $    0.09   $    0.23
     Diluted                                                 0.05       0.47         0.43         0.09        0.23
   Cash dividends declared                                   0.10       0.10         0.10         0.10        0.10

At end of year:
   Working capital                                      $   7,858  $   8,749    $   9,393    $   8,180   $   8,541
   Property and equipment - net                             3,460      3,822        3,773        3,669       3,801
   Total assets                                            17,679     19,412       22,626       21,081      20,614
   Long-term debt                                               -          -            -            -         286
   Shareholders' equity                                    14,180     15,696       16,980       16,019      15,435
   Book value per share                                      5.68       5.57         5.43         4.94        4.86
   Number of employees -
     continuing operations                                    174        201          187          175         172

Key ratios:
   Current ratio                                              4.5        4.3         3.3           3.4        3.8
   Return on net sales (1)                                   0.6%       5.0%         4.9%         1.1%        3.1%
   Return on ending shareholders' equity                     3.5%      10.0%         9.5%         3.4%        6.3%
   Return on average total assets                            2.7%       7.4%         7.4%         2.6%        4.8%

 (1) Calculated using income from continuing operations.


                                                           DILUTED EARNINGS
                                 INCOME FROM                PER SHARE FROM
  NET SALES                  CONTINUING OPERATIONS       CONTINUING OPERATIONS
Dollars in Millions         Dollars in Thousands           Cents Per Share

1995 - $  24.1                1995 - $    739              1995 - $  .23
1996 - $  24.8                1996 - $    283              1996 - $  .09
1997 - $  27.7                1997 - $  1,370              1997 - $  .43
1998 - $  28.3                1998 - $  1,412              1998 - $  .47
1999 - $  23.1                1999 - $    132              1999 - $  .05



4    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                            Quarterly Financial Data

                                   [GRAPHIC]

Quarterly Financial Data
(Unaudited)
(Amounts in thousands, except per share data)
                                                          First       Second       Third        Fourth        Year
-------------------------------------------------------------------------------------------------------------------
For Fiscal 1999
Net sales                                             $   5,176    $   6,500    $   5,620    $   5,767    $ 23,063
Operating (loss) income                                     (17)         (36)       (154)           41       (166)
Income (loss) from continuing operations                     48           31         (52)          105         132
Income from discontinued operations,
   net of income taxes                                        -            -          365            -         365
Net income                                                   48           31          314          105         498
Earnings per share
   Basic                                                   0.02         0.01         0.13         0.04        0.19
   Diluted                                                 0.02         0.01         0.13         0.04        0.19
Stock price data
   High                                                    6.50         5.75         4.56         4.38        6.50
   Low                                                     4.63         4.13         3.63         3.38        3.38

For Fiscal 1998*
Net sales                                             $   6,354    $   7,379    $   7,397    $   7,216    $ 28,346
Operating income                                            314          692          579          220       1,805
Income from continuing operations                           271          496          431          214       1,412
Income from discontinued operations,
   net of income taxes                                      141           13            -            -         154
Net income                                                  412          509          431          214       1,566
Earnings per share
   Basic                                                   0.13         0.17         0.15         0.08        0.53
   Diluted                                                 0.13         0.16         0.15         0.07        0.52
Stock price data
   High                                                    8.25         8.13         9.00         8.13        9.00
   Low                                                     6.13         6.88         7.19         5.13        5.13

* As restated for the sale of the contract packaging business unit. See Note 2 in Notes to Financial Statements.

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol SPAN. At October 2, 1999, there were 2,495,400 common shares outstanding. As of December 1, 1999, there were approximately 337 shareholders of record and approximately 885 beneficial shareholders. The closing price of Span-America's stock on December 1, 1999, was $3 3/8. In November 1991, the Board of Directors authorized a quarterly cash dividend of $.025 per share. Future dividend payments will depend upon the Company's earnings and liquidity position.




                                                       RETURN ON ENDING
  WORKING CAPITAL          BOOK VALUE PER SHARE      SHAREHOLDERS' EQUITY
Dollars in Thousands             Dollars                   Percent

1995 - $  8,541               1995 - $  4.86            1995 -  6.3%
1996 - $  8,180               1996 - $  4.94            1996 -  3.4%
1997 - $  9,393               1997 - $  5.43            1997 -  9.5%
1998 - $  8,749               1998 - $  5.57            1998 - 10.0%
1999 - $  7,858               1999 - $  5.68            1999 -  3.5%


                          SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 5

                 Management's Discussion And Financial Analysis

                                   [GRAPHIC]

RESULTS OF OPERATIONS FISCAL 1999 VS. 1998

SUMMARY
         Net sales in fiscal 1999 declined 19% to $23.1 million compared with $28.3 million in fiscal 1998. The primary reason for the decrease in revenues was the discontinuance of two lines of consumer foam mattress pads in the custom products business unit last year. This decline was compounded by a weakness in the medical market as a result of Medicare cutbacks and the implementation of the prospective payment system for long-term care providers.
         Net income for 1999, which includes the gain on discontinued operations discussed below, decreased 68% to $498,000 or $0.19 per diluted share compared with $1.6 million or $0.52 per diluted share in 1998. Income from continuing operations for fiscal 1999 fell 91% to $132,000 or $0.05 per diluted share, compared with earnings of $1.4 million, or $0.47 per diluted share, in fiscal 1998. The Company's lower earnings were due primarily to lower sales volume.
         On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded at the time of the sale due to the uncertainty of collectibility of the amount financed. The Company's earnings for the year ended October 2, 1999, include a one-time gain of $365,270, net of income taxes, or $0.14 per diluted share related to this sale. The purchasers of the business unit chose an early payment option on an outstanding warrant and note due to the Company. Because the Company assigned no value to the amount of the note and warrant at closing, the early payment resulted in a one-time gain. The gain, net of taxes, is shown as income from discontinued operations.
         During the first quarter of fiscal 1999 the Company closed its consumer foam plant and consolidated those operations into the Company's primary manufacturing plant in Greenville, SC. As a result of this change, the Company will now report on two business segments: medical and custom products. The custom products segment includes those products formerly reported in the consumer and industrial business segments.

SALES
         The Company's medical sales decreased by 7% during fiscal 1999 to $14.9 million compared with $16.1 million in fiscal 1998. The decrease was the result of lower sales volume of overlays which was partially offset by an 8% increase in mattress sales compared with the prior year. Management expects that medical sales will increase during fiscal 2000.
         Custom product sales decreased 33% during fiscal 1999 to $8.1 million from $12.2 million in fiscal 1998 primarily as a result of the Company's decision to discontinue two lines of low-margin mattress pads. Approximately 20% of the decline occurred in the TerryFoam product line and was due to lower demand for these products. The weakness in consumer product sales was somewhat offset by higher unit sales of industrial products, which grew 4% to $4.3 million in fiscal 1999 compared with the same period in 1998. The growth in industrial sales was the result of new customers and continued healthy demand from existing customers. Management believes that custom product sales in fiscal 2000 will be higher than those of fiscal 1999.

GROSS PROFIT
         The Company's gross profit decreased by 25% to $6.3 million during fiscal 1999 from $8.5 million in fiscal 1998. The gross profit margin percentage declined to 27.5% for fiscal 1999 compared with 30.0% for fiscal 1998. The decline in gross profit level and gross margin percentage resulted mainly from lower sales volume during the year and, to a lesser extent, higher manufacturing costs in early fiscal 1999 associated with closing and consolidating the consumer foam plant. Management expects the gross margin percentage during fiscal 2000 to increase compared with fiscal 1999.

S G & A EXPENSES
         Sales and marketing expenses decreased 3% to $4.3 million, or 18.5% of sales, in fiscal 1999 compared with $4.4 million, or 15.5% of sales, in fiscal 1998. The decline was due to lower selling expenses in the custom products segment partially offset by higher selling expenses in the medical segment. Management expects that total sales and marketing expenses in fiscal 2000 will be higher than 1999 levels.
         General and administrative expenses declined 2% to $2.2 million in fiscal 1999. General and administrative expenses for 2000 are expected to be similar to 1999 levels.



6    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                                   [GRAPHIC]


OTHER
         Non-operating income decreased by 14% to $352,000 in fiscal 1999 compared with $410,000 in fiscal 1998. The majority of the decrease was due to lower interest income on marketable securities. Management expects non-operating income in fiscal 2000 to be similar to that of fiscal 1999.
         During fiscal 1999, the Company paid dividends of $260,100, or 52% of net income, for the year. This amount represented four quarterly dividends of $0.025 per share.
         The statements contained in "Results of Operations" and "Liquidity and Capital Resources" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases or expense changes compared with previous periods are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the Company, including (a) the loss of a major distributor of the company's medical or custom products, (b) the inability to achieve anticipated sales volumes of medical or custom products, (c) changes in relationships with large customers, (d) the impact of competitive products and pricing, (e) government reimbursement changes in the medical market, (f) FDA regulation of medical device manufacturing, (g) raw material cost increases, and other risks referenced in the Company's Securities and Exchange Commission filings. The Company disclaims any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FISCAL 1998 VS. 1997

SUMMARY
         Net sales increased 2% to $28.3 million in fiscal 1998 compared with $27.7 million in fiscal 1997. This increase in revenues resulted from growth in the medical segment which more than offset declines in the custom products business unit. Income from continuing operations for fiscal 1998 rose 3% to $1.41 million, or $0.47 per diluted share, compared with earnings of $1.37 million, or $0.43 per diluted share, in fiscal 1997. The Company's improved earnings were due to higher sales volume, slightly lower administrative expenses, and higher investment income.

SALES
         The Company's medical sales increased by 6% during fiscal 1998 to $16.1 million compared with $15.3 million in fiscal 1997. The increase was the result of higher volumes of the Company's foam mattresses, patient positioners, and seating products.
         Custom products sales decreased 2% during fiscal 1998 to $12.2 million from $12.4 million in fiscal 1997. The decrease was due to lower sales volume of private label bath mats and lower sales prices of consumer mattress pads. Sales of industrial products increased 23% during fiscal 1998, but the increase was not enough to offset the decline in consumer product sales.

GROSS PROFIT
         The Company's gross profit increased by 1% to $8.5 million during fiscal 1998 from $8.4 million in fiscal 1997. The gross profit margin percentage remained at 30.0% in both years.

S G & A EXPENSES
         Sales and marketing expenses increased 3% to $4.4 million, or 15.5% of sales, in fiscal 1998 compared with $4.3 million, or 15.5% of sales, in fiscal 1997. The increases occurred in shipping, compensation, and training expenses.
         General and administrative expenses declined by 1% to $2.3 million in fiscal 1998.

OTHER
         Non-operating income increased by 15% to $410,000 in fiscal 1998 compared with $358,000 in fiscal 1997. The majority of the increase was due to higher interest income on marketable securities. During fiscal 1998, the Company paid dividends of $297,254, or 19% of net income for the year. This amount represented four quarterly dividends of $0.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from continuing operations of approximately $2.2 million during fiscal 1999. The Company's working capital decreased by $891,000 or 10% to $7.9 million during fiscal 1999 as a result of the repurchase of stock as discussed below. The Company's current ratio increased to 4.5 at October 2, 1999, from 4.3 at fiscal year end 1998.


                          SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 7

                                   [GRAPHIC]


         Accounts receivable, net of allowances, decreased 27% to $3.5 million at the end of fiscal 1999 compared with $4.8 million at the end of fiscal 1998. The change was the result of lower sales levels and the collection in early fiscal 1999 of a delinquent account from fiscal 1998. All of the Company's accounts receivable are unsecured.
         Inventory, net of reserves, increased 3% to $2.2 million at October 2, 1999, compared with $2.1 million at October 3, 1998. Management expects inventory levels in fiscal 2000 to be similar to those of fiscal year 1999.
         Net property and equipment decreased by 361,000, or 9%, during fiscal 1999. The change resulted primarily from normal depreciation expense. Management expects capital expenditures during fiscal 2000 to be higher than those of fiscal 1999.
         The Company's trade accounts payable decreased by $270,000 (17%) to $1.3 million from $1.5 million during fiscal 1999. The decrease was due to lower purchases and normal monthly fluctuations in accounts payable balances. Accrued and sundry liabilities decreased by $90,000 (8%) to $976,000 compared with $1.1 million at fiscal year end 1998. Most of the decline was due to lower income tax payable.
         In various transactions during fiscal year 1999, the Company repurchased 364,629 shares (13%) of its common stock for approximately $1.9 million ($4.125 to $6.06 per share) in private transactions from unaffiliated sellers. The repurchased shares were retired.
         Management believes that funds on hand, funds generated from operations, and funds available under the Company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 2000.

IMPACT OF INFLATION
         Inflation was not a significant factor for the Company during fiscal 1999. Higher inflation rates could impact the Company through higher raw material and labor costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass cost increases along to its customers due to competitive conditions.

MARKET RISK
         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments. As of October 2, 1999, the Company held $3.2 million in short-term investments available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high quality and highly liquid corporate commercial paper and municipal bonds. A substantial change in overall interest rates would not have a material effect on the financial position of the Company.
         In addition, the Company's other assets at October 2, 1999, include $1.3 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company.

YEAR 2000
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions in operations, including, among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.
         The Company has fully completed its assessment and remediation of all significant information technology systems that could be affected by the year 2000. The Company has completed testing of these changes and has implemented all changes. Based on a review of its product lines, the Company has determined that the products it has sold and will continue to sell do not require modification to be Year 2000 compliant.
         The Company has not incurred substantive Year 2000 costs and does not anticipate any substantive Year 2000 costs in the future.
         The Company has been in contact with suppliers and major customers to confirm that they are or will be Year 2000 compliant. The Company does not directly interface with any significant third party vendors. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.
         Management of the Company believes it has resolved its material Year 2000 issues. In the event that unexpected Year 2000 issues arise, the Company has contingency plans for certain critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.


8    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                                 BALANCE SHEETS

                                   [GRAPHIC]


                                                                                  October 2,           October 3,
                                                                                     1999                 1998
                                                                                -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   1,029,586        $   1,121,437
   Securities available for sale (Note 4)                                           3,163,979            2,602,056
   Accounts receivable, net of allowances of
     $414,000 (1999) and $429,000 (1998)                                            3,494,836            4,809,352
   Inventories (Note 5)                                                             2,186,436            2,117,994
   Prepaid expenses and deferred income taxes                                         237,866              312,929
   Income tax refund due                                                                                   400,000
                                                                                -----------------------------------
Total current assets                                                               10,112,703           11,363,768

Property and equipment, net (Note 6)                                                3,460,305            3,821,735
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization
     of $732,919 (1999) and $585,496 (1998)                                         2,218,977            2,366,400
Other assets (Note 7)                                                               1,886,608            1,860,417
                                                                                -----------------------------------
                                                                                 $ 17,678,593         $ 19,412,320
                                                                                -----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   1,279,167        $   1,549,232
   Accrued and sundry liabilities (Note 8)                                            976,029            1,065,999
                                                                                -----------------------------------
Total current liabilities                                                           2,255,196            2,615,231

Deferred income taxes (Note 12)                                                       190,000               33,000
Deferred compensation (Note 10)                                                     1,053,180            1,067,681
Shareholders' equity (Note 11)
  Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares
     2,495,400 (1999) and 2,820,029 (1998)                                                               1,426,079
   Additional paid-in capital                                                                               67,463
   Retained earnings                                                               14,180,217           14,202,866
                                                                                -----------------------------------
Total shareholders' equity                                                         14,180,217           15,696,408
Contingencies (Note 18)
                                                                                 $ 17,678,593         $ 19,412,320
                                                                                -----------------------------------

See accompanying notes.

                          SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 9

                              STATEMENTS OF INCOME

                                   [GRAPHIC]

                                                                             Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                     October 2,              October 3,              September 27,
                                                        1999                    1998                     1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 23,062,941           $ 28,345,819               $ 27,695,397
Cost of goods sold                                    16,718,567              19,847,035                19,267,151
                                                    ---------------------------------------------------------------
Gross profit                                           6,344,374               8,498,784                 8,428,246

Selling and marketing expenses                         4,271,180               4,405,339                 4,291,179
General and administrative expenses                    2,239,519               2,288,723                 2,303,747
                                                    ---------------------------------------------------------------
                                                       6,510,699               6,694,062                 6,594,926
                                                    ---------------------------------------------------------------
Operating (loss) income                                 (166,325)              1,804,722                 1,833,320

Investment income and other                              351,684                 410,264                   357,901
                                                    ---------------------------------------------------------------
Income before income taxes
   and discontinued operations                           185,359               2,214,986                 2,191,221
Provision for income taxes (Note 12)                      53,000                 803,000                   821,000
                                                    ---------------------------------------------------------------
Income from continuing operations                        132,359               1,411,986                 1,370,221

Income from discontinued operations,
   net of income taxes of $201,000 (1999),
   $91,000 (1998) and $146,000 (1997) (Note 2)           365,270                 153,530                   241,695
                                                    ---------------------------------------------------------------
Net income                                         $     497,629           $   1,565,516             $   1,611,916
                                                    ---------------------------------------------------------------

Earnings per share of common stock (Note 3)
Income from continuing operations:
   Basic                                           $        0.05           $        0.48            $         0.43
   Diluted                                         $        0.05           $        0.47            $         0.43
Income from discontinued operations,
   net of income taxes:
   Basic                                           $        0.14           $        0.05            $         0.08
   Diluted                                         $        0.14           $        0.05            $         0.07
                                                    ---------------------------------------------------------------
Net income:
   Basic                                           $        0.19           $        0.53            $         0.51
   Diluted                                         $        0.19           $        0.52            $         0.50
                                                    ---------------------------------------------------------------

Dividends per common share                         $        0.10           $        0.10            $         0.10

Weighted average shares outstanding:
   Basic                                               2,580,986               2,931,362                 3,188,397
   Diluted                                             2,601,429               3,038,350                 3,223,927

See accompanying notes.

10 SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   [GRAPHIC]

                                                 Common Stock     Additional               Guaranteed
                                            ---------------------   Paid-in    Retained       ESOP
                                              Shares     Amount     Capital    Earnings    Obligation      Total
-------------------------------------------------------------------------------------------------------------------
Balance at September 28, 1996               3,241,042 $ 4,516,895  $ 145,834 $ 11,642,930  $ (286,344)$ 16,019,315
   Net income for the 1997 fiscal year                                          1,611,916                1,611,916
   ESOP termination                           (42,875)   (193,670)   (92,674)                 286,344            -
   Common stock purchased and retired        (113,303)   (542,343)                                       (542,343)
   Common stock issued to Directors             9,000      41,250                                           41,250
   Common stock issued based on Healthflex
     acquisition agreement                     31,474     169,613                                          169,613
   Cash dividends paid or declared                                                                               -
     ($.10 per share)                                                           (320,242)                (320,242)
                                           ------------------------------------------------------------------------
Balance at September 28, 1997               3,125,338   3,991,745     53,160   12,934,604     -         16,979,509

   Net income for the 1998 fiscal year                                          1,565,516                1,565,516
   Common stock purchased and retired        (361,309) (2,797,416)                                     (2,797,416)
   Common stock issued to Directors             8,000      55,000                                           55,000
   Common stock issued on exercise of
     stock options                             48,000     176,750                                          176,750
   Tax benefits for stock options exercised                           14,303                                14,303
   Cash dividends paid or declared
     ($.10 per share)                                                           (297,254)                (297,254)
                                           ------------------------------------------------------------------------
Balance at October 3, 1998                  2,820,029   1,426,079     67,463   14,202,866         -     15,696,408

   Net income for the 1999 fiscal year                                            497,629                  497,629
   Common stock purchased and retired       (364,629)  (1,604,329)   (67,463)   (260,142)              (1,931,934)
   Common stock issued to Directors             8,000      40,000                                           40,000
   Common stock issued on
     exercise of stock options                 32,000     138,250                                          138,250
   Cash dividends paid or declared
     ($.10 per share)                                                           (260,136)                (260,136)
                                           ------------------------------------------------------------------------
Balance at October 2, 1999                  2,495,400        -           -   $ 14,180,217         -   $ 14,180,217
                                           ------------------------------------------------------------------------

See accompanying notes.

                         SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 11

                            STATEMENTS OF CASH FLOWS
                                   [GRAPHIC]

                                                                             Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                     October 2,              October 3,              September 27,
                                                        1999                    1998                     1997
-------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                          $    497,629           $   1,565,516            $   1,611,916
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                        532,394                 641,504                  767,925
     Amortization                                        253,891                 252,676                  311,267
     Gain on disposal of business                       (365,270)
     Provision for losses on accounts receivable         134,000                                          217,000
     Provision for deferred income taxes                 233,000                (257,000)                (247,000)
     Gains on sale and disposal of property,
       plant and equipment                                                                                (40,463)
     Increase in cash value of life insurance           (124,136)               (105,044)                  (4,954)
     Deferred compensation                               (14,501)                 (6,717)                 (82,884)
     Changes in operating assets and liabilities:
       Accounts receivable                             1,198,593                 108,796                  716,834
       Inventory                                         (68,442)                   (123)                 387,308
       Prepaid expenses and other assets                 (75,815)                134,337                   (5,225)
       Income tax refund due                             400,000                (400,000)
       Accounts payable and accrued expenses            (399,035)             (1,569,873)               1,037,753
                                                   ----------------------------------------------------------------
Net cash provided by operating activities              2,202,308                 364,072                4,669,477

Investing activities:
Sale of contract packaging business                      566,270               1,842,300
Purchases of marketable securities                    (1,710,000)             (3,577,696)              (4,241,072)
Proceeds from sales of marketable securities           1,130,000               4,465,382                1,962,226
Purchases of property, plant and equipment              (170,964)               (625,502)                (554,935)
Proceeds from sale of property, plant,
   and equipment                                                                                           45,000
Payments for other assets                                (55,645)                (34,673)                 (51,663)
                                                   ----------------------------------------------------------------
Net cash (used for) provided by investing activities    (240,339)              2,069,811               (2,840,444)

Financing activities:
Dividends paid                                          (260,136)               (297,254)                (320,242)
Purchase and retirement of common stock               (1,931,934)             (2,797,416)                (542,343)
ESOP termination                                                                                         (286,344)
Common stock issued upon exercise of options             138,250                 176,750
                                                   ----------------------------------------------------------------
Net cash used for financing activities                (2,053,820)             (2,917,920)              (1,148,929)
                                                   ----------------------------------------------------------------

(Decrease) increase in cash and cash equivalents         (91,851)               (484,037)                 680,104
Cash and cash equivalents at beginning of year         1,121,437               1,605,474                  925,370
                                                   ----------------------------------------------------------------
Cash and cash equivalents at end of year            $  1,029,586           $   1,121,437            $   1,605,474
                                                   ----------------------------------------------------------------

See accompanying notes.

12 SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                          NOTES TO FINANCIAL STATEMENTS

                                   [GRAPHIC]

NOTES TO FINANCIAL STATEMENTS
OCTOBER 2, 1999

1.SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
         The Company manufactures and distributes replacement mattresses, mattress overlays, patient positioners and seating cushions for the medical market and pillows, cushions, mattress pads and various foam products for the custom products market throughout the United States and Canada. Accounts receivable potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk." The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers' financial condition, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
INVENTORIES
         Inventories are valued at the lower of cost (first-in, first-out method) or market.
DEPRECIATION
         Depreciation is computed using the straight-line method. Estimated useful lives for buildings and land improvements range from 15 to 35 years. The estimated useful lives of all other property and equipment range from 3 years to 15 years. For income tax purposes, principally all depreciation is computed using accelerated methods.
INTANGIBLES
         Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Costs in excess of the fair value of net assets acquired are amortized over 30-year and 10-year periods. Accumulated amortization of intangible assets at October 2, 1999 and October 3, 1998 was approximately $1,526,000 and $1,272,000, respectively. The Company continually reviews the recoverability of the carrying value of these assets in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("SFAS 121"). The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.
REVENUE RECOGNITION
         Revenue is recognized by the Company when goods are shipped and title passes to the customer.
ADVERTISING COSTS
         Advertising costs are expensed as incurred.
FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, cash value of life insurance, securities available for sale, accounts payable, and debt approximate their fair values. The fair values of the Company's securities available for sale are based on quoted market prices, where available, or quoted market prices of financial instruments with similar characteristics.
EARNINGS PER COMMON SHARE
         Earnings per common share are computed based on the weighted average number of shares outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."
FISCAL YEAR
         The Company's fiscal year ends on the Saturday nearest to September 30. The 1999, 1998 and 1997 fiscal years were 52, 53 and 52-week years, respectively.
CASH EQUIVALENTS
         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains a centralized cash management program whereby its excess cash balances are invested in commercial paper and are considered cash equivalents. At times, cash balances in the Company's accounts may exceed federally insured limits.



                         SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 13

                                   [GRAPHIC]

INCOME TAXES
         In accordance with SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.
RECENT PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for all derivatives, including those imbedded in other contracts and hedging activities. The Financial Accounting Standards Board subsequently issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This statement delayed the effective date of SFAS 133 for one year effective for fiscal years beginning after June 15, 2000. Management anticipates that adoption of this standard will have no material effect on the Company's financial condition or results of operations.

2. SALE OF CONTRACT PACKAGING BUSINESS UNIT
         On February 27, 1998, the Company sold substantially all of the assets of its contract packaging business unit. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded at the time of the sale due to the uncertainty of collectibility of the amount financed.
         The Company's earnings for the year ended October 2, 1999, include a one-time gain of $365,270, net of income taxes, or $0.14 per diluted share related to this sale. The purchasers of the business unit chose an early payment option on an outstanding warrant and note due to the Company. Because the Company assigned no value to the amount of the note and warrant at closing, the early payment resulted in a one-time gain. The gain, net of taxes, is shown as income from discontinued operations.
         Operating results of the discontinued contract packaging operations are as follows:

                                      1999             1998              1997
-----------------------------------------------------------------------------
 Net sales                               -       $3,170,055        $6,420,292
 Income before income taxes              -          244,530           387,695
 Gain on sale of business unit    $566,270                -                 -
 Provision for income taxes        201,000           91,000           146,000
-----------------------------------------------------------------------------

 Income from discontinued
    operations                    $365,270         $153,530          $241,695
-----------------------------------------------------------------------------




14    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                                   [GRAPHIC]

3. EARNINGS PER COMMON SHARE
         The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128, "Earnings Per Share."

                                           1999         1998              1997
--------------------------------------------------------------------------------
Numerator for basic and diluted
   earnings per share:
Income from
   continuing operations              $   132,359   $1,411,986        $1,370,221

Income from discontinued
  operations, net of income taxes         365,270      153,530           241,695
--------------------------------------------------------------------------------
Net income                            $   497,629   $1,565,516        $1,611,916
--------------------------------------------------------------------------------

Denominator:
Denominator for
   basic earnings
   per share weighted average shares    2,580,986    2,931,362         3,188,397

Effect of dilutive securities:
   Employee and board stock options        20,443      106,988            35,530
--------------------------------------------------------------------------------

Denominator
   for diluted earnings per share:
   Adjusted weighted average shares
   and assumed conversions              2,601,429    3,038,350         3,223,927
--------------------------------------------------------------------------------

Income per share from continuing
   operations:
   Basic                                    $0.05        $0.48             $0.43
   Diluted                                  $0.05        $0.47             $0.43

Income per share from discontinued
   operations, net of income
   taxes:
   Basic                                    $0.14        $0.05             $0.08
   Diluted                                  $0.14        $0.05             $0.07
--------------------------------------------------------------------------------

Net income:
   Basic                                    $0.19        $0.53             $0.51
   Diluted                                  $0.19        $0.52             $0.50
--------------------------------------------------------------------------------



                         SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 15

                                   [GRAPHIC]

4. SECURITIES AVAILABLE FOR SALE
         Securities available for sale are carried at the lower of aggregate cost which approximates market. The Company had no unrealized holding gains or losses during fiscal years 1999, 1998 or 1997.
         The components of securities available for sale are as follows:

                                                                            1999              1998
              ------------------------------------------------------------------------------------
              Commercial paper variable rate demand notes             $3,163,979        $2,095,611
              Municipal bonds                                                  -           506,445
              ------------------------------------------------------------------------------------
                                                                      $3,163,979        $2,602,056
              ------------------------------------------------------------------------------------

5. INVENTORIES
              The components of inventories are as follows:
                                                                            1999              1998
              ------------------------------------------------------------------------------------
              Raw materials                                           $1,440,327        $1,568,262
              Finished goods                                             746,109           549,732
              ------------------------------------------------------------------------------------
                                                                      $2,186,436        $2,117,994
              ------------------------------------------------------------------------------------

6. PROPERTY AND EQUIPMENT
         Property and equipment, at cost, is summarized by major classification as follows:
                                                                            1999              1998
              ------------------------------------------------------------------------------------
              Land                                                  $   317,343        $   317,343
              Land improvements                                         240,016            240,016
              Buildings                                               3,700,111          3,642,151
              Machinery and equipment                                 5,351,931          5,242,846
              Furniture and fixtures                                     517,552           517,552
              Vehicles                                                    9,520              9,520
              Leasehold improvements                                     66,006             66,006
              ------------------------------------------------------------------------------------
                                                                      10,202,479        10,035,434
              Less accumulated depreciation                            6,742,174         6,213,699
              ------------------------------------------------------------------------------------
                                                                     $ 3,460,305       $ 3,821,735
              ------------------------------------------------------------------------------------

 7. OTHER ASSETS
         Other assets consist of the following:
                                                                            1999              1998
              ------------------------------------------------------------------------------------
              Patents and trademarks, net of accumulated
                 amortization of $793,223 in 1999 and
                 $686,755 in 1998                                    $   491,871       $   542,695
              Cash value of life insurance                             1,347,627        1,223,491
              Other                                                       47,110            94,231
              ------------------------------------------------------------------------------------
                                                                      $1,886,608        $1,860,417
              ------------------------------------------------------------------------------------

8. ACCRUED AND SUNDRY LIABILITIES
         Accrued and sundry liabilities consist of the following:

                                                                            1999              1998
              ------------------------------------------------------------------------------------
              Salaries and other compensation                          $ 391,139       $  405,045
              Federal and state income taxes                                   -           108,457
              Payroll taxes accrued and withheld                          78,056            76,502
              Property taxes                                              99,002           121,858
              Medical insurance                                           79,572            23,402
              Warranty reserve                                           173,872           175,332
              Customer deposits                                          113,497            76,599
              Royalties                                                   33,524            60,319
              Other                                                        7,367            18,485
              ------------------------------------------------------------------------------------
                                                                      $  976,029        $1,065,999
              ------------------------------------------------------------------------------------

16    SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT

                                   [GRAPHIC]

9. BORROWINGS
         At October 2, 1999, the Company had available an unused revolving line of credit with a bank for unsecured short-term borrowings up to $2,500,000. The line of credit expires February 1, 2000, and is renewable annually at the bank's discretion.
         The Company paid no interest expense in fiscal years 1999, 1998 or 1997.

10. DEFERRED COMPENSATION
         The Company is obligated to make payments under a retirement agreement to its founder and former chief executive officer over his remaining life. The Company has fully accrued the present value of the expected payments due over the executive's estimated life expectancy. The Company recognized expenses of approximately $93,000 in 1999, $95,000 in 1998 and $96,000 in 1997 related to this agreement.

11. SHAREHOLDERS' EQUITY
         In March 1987, the Board of Directors adopted the 1987 Stock Option Plan ("1987 Plan"). The 1987 Plan authorized the Board to grant options to key officers and employees of the Company for up to 200,000 shares of the Company's common stock. Options granted under the 1987 Plan were granted at the fair market value on the date of grant. The outstanding options become exercisable and vested at the rate of 20% of the total grant per year. Vested options expire 10 years from the date of grant for continuing employees, or three months after termination for employees who leave the Company. The 1987 Plan was terminated on March 31, 1997. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1987 Plan.
         In November 1991, the Board adopted the 1991 Stock Option Plan ("1991 Plan"). The 1991 Plan authorized the Board to grant options of up to 200,000 shares of the Company's common stock to officers and key employees and 50,000 shares to directors who are neither officers nor key employees of the Company. Options granted under the 1991 Plan are generally granted at the fair market value on the date of grant. Options granted under the 1991 Plan become exercisable and vested at the greater of 1,000 shares per year or 20% of the grant. All other terms and conditions of the 1991 Plan are similar to the 1987 Plan.
         In March 1997, the Board adopted the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan authorized the Board to grant options of up to 200,000 shares of the Company's common stock to officers and key employees of the Company. All other terms and conditions of the 1997 Plan are similar to the 1991 Plan.

                         SPAN-AMERICA MEDICAL SYSTEMS,INC. 1999 ANNUAL REPORT 17

         A summary of activity under the Company's three stock option plans is as follows.

                                                            Outstanding           Exercisable
                                                      ----------------------  ---------------------
                                                                  Weighted               Weighted
                                                                    Average               Average
                                          Shares                   Ex. Price             Ex. Price
                                         Available    # Shares     Per Share  # Shares   Per Share
---------------------------------------------------------------------------------------------------

              Balance at 9/28/96           156,000      215,000   $    4.91     134,000  $    4.52

              Fiscal Year 1997
              ----------------
              Granted                     (126,800)     126,800        4.13
              Exercised                          -            -           -
              Forfeited                     25,000     (25,000)        5.14
---------------------------------------------------------------------------------------------------
              Balance at 9/27/97            54,200      316,800        4.58     154,800       4.61
              Fiscal Year 1998
              ----------------
              Shares authorized            200,000            -           -
              Granted                      (44,000)      44,000        7.09
              Exercised                          -     (48,000)        3.68
              Forfeited                      1,000      (1,000)        8.38
---------------------------------------------------------------------------------------------------
              Balance at 10/3/98           211,200      311,800        5.06     145,800       5.14
              Fiscal Year 1999
              ----------------
              Granted                            -            -           -
              Exercised                          -     (32,000)        4.32
              Forfeited                     51,000     (51,000)        5.57
              Plan terminated               (9,000)           -           -
---------------------------------------------------------------------------------------------------
              Balance at 10/2/99           253,200      228,800   $    5.05     119,800  $    5.30
===================================================================================================

         A summary of stock options outstanding and exercisable at fiscal year end 1999 is shown below.

                                               Outstanding                        Exercisable
                                         -----------------------------------  --------------------
                                                      Weighted     Wtd. Avg.             Weighted
                                                       Average     Remaining              Average
                       Range of                       Ex. Price    Contract              Ex. Price
                    Exercise Prices      # Shares     Per Share   Life (Yrs)  # Shares   Per Share
---------------------------------------------------------------------------------------------------

                   $  3.75 - $  4.81       124,800    $    4.12         6.8      44,400  $    4.20
                     5.00 -     6.88        62,000         5.49         5.3      56,000       5.49
                     7.09 -     8.38        42,000         7.19         8.0      19,400       7.29
---------------------------------------------------------------------------------------------------
                   $  3.75 - $  8.38       228,800    $    5.05         6.6     119,800  $    5.30
===================================================================================================

         Tax benefits arising from the difference in market value between the date of grant and the date of issuance of common stock upon exercise are recorded as credits to additional paid-in capital.
         In March 1997 the Board of Directors approved the 1997 Long-Term Incentive Stock Option Plan for certain executives of the Company based on achievement of specified financial goals by fiscal year end 1999. As of October 2, 1999, the Company has accrued $24,000 for these incentives based on current estimates of financial goals.
         The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The application of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," which was adopted in 1997, would not materially affect net income and and earnings per share for the 1999, 1998 and 1997 fiscal years.



18 SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT

12. Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 2, 1999, and October 3, 1998, are as follows:

                                                                            1999             1998
---------------------------------------------------------------------------------------------------
              Deferred tax liabilities:
                 Depreciation                                          $ 522,000        $  504,000
                 Intangible assets                                        29,000            64,000
                 Other                                                    44,000            43,000
---------------------------------------------------------------------------------------------------
              Total deferred tax liabilities                             595,000           611,000

              Deferred tax assets:
                 Deferred compensation                                   361,000           373,000
                 Accrued expenses                                         78,000           134,000
                 Deferred gain on sale                                         -           162,000
                 Other                                                    90,000            99,000
---------------------------------------------------------------------------------------------------
              Total deferred tax assets                                  529,000           768,000

              Net deferred tax
                 liabilities (assets)                                    $66,000         $(157,000)
===================================================================================================

         The Company received income tax refunds, net of payments of approximately $239,000 in fiscal 1999. The Company made income tax payments, net of refunds, of approximately $1,678,000, and $1,064,000, in fiscal 1998 and 1997, respectively.

         Federal and state income tax provisions consist of the following:

                                                           1999             1998              1997
---------------------------------------------------------------------------------------------------
              Current:
                 Federal                              $(161,000)      $  946,000          $964,000
                 State                                  (19,000)         114,000           104,000
---------------------------------------------------------------------------------------------------
                                                       (180,000)       1,060,000         1,068,000
              Deferred:
                 Federal                                207,000         (224,000)         (223,000)
                 State                                   26,000          (33,000)          (24,000)
---------------------------------------------------------------------------------------------------
                                                       233,000          (257,000)         (247,000)
---------------------------------------------------------------------------------------------------
              Total income tax
                 expense on earnings
                 from continuing
                 operations                              53,000          803,000           821,000
              Tax expense of discontinued
                 operations                             201,000           91,000           146,000
---------------------------------------------------------------------------------------------------
              Income tax expense                       $254,000        $ 894,000          $967,000
===================================================================================================


                        SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT 19

         Income tax expense differs from the amounts computed by applying the Federal tax rate to income before income taxes as follows:

                                                           1999             1998              1997
---------------------------------------------------------------------------------------------------
              Computed tax at the
                 statutory rate                         $45,000         $753,000          $745,000
              Increases (decreases):
                 State income taxes,
                    net of federal tax benefit           19,000           55,000            54,000
              Tax-exempt investment
                 income                                 (31,000)         (48,000)          (22,000)
              Other, net                                 20,000           43,000            44,000
---------------------------------------------------------------------------------------------------
              Income tax expense                        $53,000         $803,000          $821,000
===================================================================================================

13. Employee Benefit and Incentive Plans
         The Company has an employee savings and investment plan (401(k) plan) available to the Company's employees meeting eligibility requirements. The Company matches a percentage of the employee contributions, with certain limitations. Contributions by the Company amounted to approximately $104,000, $93,000, and $63,000 for the 1999, 1998, 1997 fiscal years, respectively.

14. Related-Party Transactions
         The Company paid approximately $59,000 in 1999, $53,000 in 1998, $51,000 in 1997 in legal fees to a firm having a member who is also a director of the Company.

15. Major Customers
         The Company has a business relationship with a customer to distribute certain of its medical products to hospitals throughout the United States. Sales generated by this customer amounted to approximately 17% of net sales in 1999, 15% in 1998, and 16% in 1997.
         The Company has a business relationship with other customers to distribute certain of its consumer products. Sales to one of these customers for the 1998 and 1997 fiscal years amounted to approximately 15% and 19% of the Company's net sales, respectively. Sales to another of these customers amounted to 12% of net sales in 1999.

16. Operations and Industry Segments
         During the first quarter of 1999 the Company closed its consumer foam plant and consolidated those operations into the Company's primary manufacturing plant in Greenville, SC. As a result of this change, the Company will now report on two segments of business: medical and custom products. The custom products segment includes those products formerly reported in the consumer and industrial business segments. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and packaging products and therefore complies with the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."


20 SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT

         The following table summarizes certain information on industry segments:

                                                           1999             1998              1997
---------------------------------------------------------------------------------------------------
              Net sales:
                 Medical                            $14,937,942      $16,146,008       $15,266,832
                 Custom products                      8,124,999       12,199,811        12,428,565
---------------------------------------------------------------------------------------------------
              Total                                 $23,062,941      $28,345,819       $27,695,397
---------------------------------------------------------------------------------------------------

              Operating profit:
                 Medical                                937,570        2,067,740         1,969,382
                 Custom products                       (744,206)         187,044           152,437
---------------------------------------------------------------------------------------------------
              Total                                     193,364        2,254,784         2,121,819

              Corporate expense                        (359,689)        (450,062)         (288,499)
              Other income                              351,684          410,264           357,901
---------------------------------------------------------------------------------------------------
              Income before income taxes and
                 discontinued operations             $  185,359       $2,214,986       $ 2,191,221
---------------------------------------------------------------------------------------------------

              Identifiable assets:
                 Medical                             $8,010,564       $8,135,341      $  7,993,192
                 Custom products                      4,123,123        5,925,304         5,064,785
                 Contract packaging                                                      3,344,575
                 Corporate                            5,544,906        5,351,675         6,223,762
---------------------------------------------------------------------------------------------------
                                                    $17,678,593      $19,412,320       $22,626,314
---------------------------------------------------------------------------------------------------

              Depreciation and amortization expenses:
                 Medical                               $500,658        $ 450,473      $    419,074
                 Custom products                        284,741          312,098           255,986
                 Corporate                                  886            1,335             1,680
---------------------------------------------------------------------------------------------------
                                                        786,285          763,906           676,740
              Other - discontinued operations                            130,274           402,452
---------------------------------------------------------------------------------------------------
                                                       $786,285         $894,180        $1,079,192
---------------------------------------------------------------------------------------------------

              Capital expenditures:
                 Medical                              $ 109,090       $  243,565        $  181,042
                 Custom products                         61,874          318,251           329,655
---------------------------------------------------------------------------------------------------
                                                        170,964          561,816           510,697
              Other - discontinued operations                             63,686            44,238
---------------------------------------------------------------------------------------------------
                                                       $170,964         $625,502          $554,935
---------------------------------------------------------------------------------------------------

         Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.
         Identifiable assets are those assets that are used in the operations of each segment on an allocated basis. Amounts shown for corporate assets consist primarily of cash, marketable securities, and cash surrender value of life insurance.


                        SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT 21

         The Company has several customers whose sales represent a significant portion of sales in their respective business segments. Sales to one of these customers were in excess of 26% in 1999 and 1998, and 29% in 1997 of net sales in the medical segment. Sales to another customer accounted for 34% of net sales in the custom products segment in 1998 and 41% in 1997. Sales to another customer accounted for 35% of 1999 net sales in the custom products segment.

17. Operating Leases
         The Company leases truck equipment and manufacturing and warehousing facilities in South Carolina and California. All of the leases require the Company to pay insurance and maintenance costs.
         Rental expense for all operating leases was $209,000 in 1999, $343,000 in 1998, and $346,000 in 1997.
         Future minimum lease payments under noncancelable operating leases with initial terms of one year or more at October 2, 1999, were $202,500 for the 2000 fiscal year, and $51,000 for the 2001 fiscal year.

18. Contingencies
         From time to time the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that, as a result of legal defenses, insurance arrangements and indemnification provisions with the parties believed to be financially capable, none of these actions should have a material effect on its operations or its financial condition.


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Board of Directors
Span-America Medical Systems, Inc.


         We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of October 2, 1999 and October 3, 1998 and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc., at October 2, 1999 and October 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles.


                                      /s/ ERNST & YOUNG LLP

Greenville, SC
October 27, 1999


22 SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT

                             DIRECTORS AND OFFICERS
                                   [GRAPHIC]


                                    DIRECTORS

                                Thomas D. Henrion
                              Chairman of the Board
                      President and Chief Executive Officer
                                 EquiSource, LLC
                              Louisville, Kentucky

                                James D. Ferguson
                      President and Chief Executive Officer

                                  Roy W. Black
                              Retired Vice Chairman
                     Johnson and Johnson Professional, Inc.
                             Retired Vice President
                    Johnson and Johnson International, Inc.
                              Boston, Massachusetts

                               Richard C. Coggins
                             Chief Financial Officer
                             Treasurer and Secretary

                                 Robert H. Dick
                                    President
                           R. H. Dick & Company, Inc.
                                   Argyle, NY

                              Thomas F. Grady, Jr.
                                 Vice President
                              International Paper
                              Montvale, New Jersey

                           Douglas E. Kennemore, M.D.
                                  Neurosurgeon
                           Greenville, South Carolina

                             J. Ernest Lathem, M.D.
                           Retired Urological Surgeon
                           Greenville, South Carolina

                             James M. Shoemaker, Jr.
                                     Member
                     Wyche, Burgess, Freeman & Parham, P.A.
                           Greenville, South Carolina



                                    OFFICERS

                                James D. Ferguson
                      President and Chief Executive Officer

                                Robert E. Ackley
                           Vice President - Operations

                               Richard C. Coggins
                             Chief Financial Officer
                             Treasurer and Secretary

                                 Melinda J. Gage
                        Vice President - Human Resources

                                  Clyde A. Shew
                         Vice President - Medical Sales


                        SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT 23

                                 CORPORATE DATA
                                    [GRAPHIC]


                                CORPORATE OFFICE

                       Span-America Medical Systems, Inc.
                               70 Commerce Center
                        Greenville, South Carolina 29615
                                 (864) 288-8877

                                Mailing Address:
                                  P.O. Box 5231
                        Greenville, South Carolina 29606

                                    Web Site:
                               www.spanamerica.com



                                STOCK INFORMATION

The common stock of Span-America Medical Systems, Inc. trades on the National Market tier of the Nasdaq Stock Market under the symbol SPAN.



                              STOCK TRANSFER AGENT

                     American Stock Transfer & Trust Company
                           40 Wall Street, 46th Floor
                            New York, New York 10005
                                 (800) 937-5449

Inquiries regarding stock transfers, lost certificates, or address changes should be directed to the Stock Transfer Agent at the address above.


                                 GENERAL COUNSEL

                     Wyche, Burgess, Freeman & Parham, P.A.
                                  P.O. Box 728
                        Greenville, South Carolina 29602



                                    AUDITORS

                                Ernst & Young LLP
                                 P.O. Box 10647
                        Greenville, South Carolina 29603



                              SHAREHOLDER INQUIRIES
                            AND AVAILABILITY OF FORM
                                   10-K REPORT

A copy of the Company's Annual Report on Form 10-K for the year ended October 2, 1999, is available without charge to shareholders upon written request from the following:

                                    Secretary
                       Span-America Medical Systems, Inc.
                                  P.O. Box 5231
                        Greenville, South Carolina 29606


24 SPAN-AMERICA MEDICAL SYSTEMS, INC. 1999 ANNUAL REPORT

                                  SPAN-AMERICA
                             MEDICAL SYSTEMS, INC.

              70 Commerce Center, Greenville, South Carolina 29615
                   Telephone: 864-288-8877. Fax: 864-288-8692

                           Annual Report on Form 10-K

                       Items 14(a)(1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                           Year Ended October 2, 1999

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended October 2, 1999 are incorporated by reference in Item 8:

         Balance Sheets - October 2, 1999 and October 3, 1998.

         Statements of Income - Years ended October 2, 1999, October 3, 1998, and September 27, 1997.

         Statements of Shareholders' Equity - Years ended October 2, 1999, October 3, 1998, and September 27, 1997.

         Statements of Cash Flows - Years ended October 2, 1999, October 3, 1998, and September 27, 1997.

         Notes to Financial Statements - October 2, 1999.

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

                Schedule VIII - Valuation and Qualifying Accounts

                       Span-America Medical Systems, Inc.

------------------------------------------------------------------------------------------------------------------------------------
      COL. A                              COL. B                           COL. C                      COL. D.            COL. E
                                                                          ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
     Description                          Balance at             (1)              (2)                                 Balance at
                                         Beginning of     Charged to Costs  Charged to Other        Deductions-         End of
                                            Period          and Expenses    Accounts - Describe      Describe           Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended October 2, 1999

Deducted from asset accounts:
  Reserve for uncollectible accounts    $262,000              $134,000                               $ 70,000(a)        $326,000
  Reserve for discounts                  167,000               179,000                                258,000(c)          88,000
                                        --------              --------           --------            --------           --------
Totals                                  $429,000              $313,000                 $0            $328,000           $414,000
                                        ========              ========           ========            ========           ========

Year Ended October 3,1998

Deducted from asset accounts:
  Reserve for uncollectible accounts    $368,000                                                     $106,000(a)        $262,000
  Reserve for discounts                  242,000                                                       75,000(c)         167,000
                                        --------              --------           --------            --------           --------
Totals                                  $610,000                    $0                 $0            $181,000           $429,000
                                        ========              ========           ========            ========           ========

Year Ended September 27, 1997

Deducted from asset accounts:
  Reserve for uncollectible accounts    $205,000              $227,000                               $ 64,000(a)        $368,000
  Reserve for discounts                  174,000                                   68,000(b)                             242,000
                                        --------              --------           --------            --------           --------
Totals                                  $379,000              $227,000           $ 68,000            $ 64,000           $610,000
                                        ========              ========           ========            ========           ========

(a) Uncollectible accounts written off.
(b) Net increase in sales discounts charged to income as a reduction of sales.
(c) Net decrease in sales discounts charged to income as a reduction of sales.