Form 10-Q
period 2000-01-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2000-02-14
CIK 718924

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       South Carolina                 57-0525804
             -------------------------------    ----------------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)    Identification Number)

                               70 Commerce Center
                        Greenville, South Carolina 29615
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (864) 288-8877

                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

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

           Common Stock, No Par Value - 2,503,400 shares as of 2/10/00
           -----------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Balance Sheets - January 1, 2000 and October 2, 1999.................3

         Statements of Income - Three months ended January 1, 2000 and
                  January 2, 1999.............................................4

         Statements of Cash Flows - Three months ended January 1, 2000 and
                  January 2, 1999.............................................5

         Notes to Financial Statements - January 1, 2000......................6

Item 2. Management's Discussion and Analysis of Interim Financial Condition
        and Results of Operations.............................................9

PART II.  OTHER INFORMATION..................................................12

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES...................................................................13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS

                                                         January 1,          October 2,
                                                            2000                1999
                                                         -----------        -----------
                                                         (Unaudited)           (Note)
ASSETS
Current assets
  Cash and equivalents                                   $   698,015        $ 1,029,586
  Securities available for sale                            4,061,568          3,163,979
  Accounts receivable, net of allowances of
     $355,000 at January 1, 2000 and
     $414,000 at October 2, 1999                           3,056,386          3,494,836
  Inventories - Note C                                     2,155,538          2,186,436
  Prepaid expenses and other                                 236,540            237,866
                                                         -----------        -----------
Total current assets                                      10,208,047         10,112,703

Property and equipment, net - D                            3,382,088          3,460,305
Costs in excess of fair value of net assets
   acquired, net of accumulated amortization
   of $769,775 at January 1, 2000 and
   $732,919 at October 2, 1999                             2,182,121          2,218,977
Other assets - Note E                                      1,968,001          1,886,608
                                                         -----------        -----------
                                                         $17,740,257        $17,678,593
                                                         ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $ 1,075,001        $ 1,279,167
  Accrued and sundry liabilities                           1,158,696            976,029
                                                         -----------        -----------
Total current liabilities                                  2,233,697          2,255,196

Deferred income taxes and compensation                     1,237,958          1,243,180
Shareholders' equity
  Common Stock, no par value, 20,000,000 shares
    authorized; issued and outstanding 2,495,400
    shares at January 1, 2000 and October 2, 1999
  Retained earnings                                       14,268,602         14,180,217
                                                         -----------        -----------
Total shareholders' equity                                14,268,602         14,180,217
Contingencies - Note G
                                                         $17,740,257        $17,678,593
                                                         ===========        ===========

Note: The Balance Sheet at October 2, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended
                                               Jan. 1,            Jan. 2,
                                                2000                1999
                                             ----------        -----------
Net sales                                    $5,511,817        $ 5,176,417
Cost of goods sold                            3,832,360          3,676,236
                                             ----------        -----------
Gross profit                                  1,679,457          1,500,181

Selling and marketing expenses                1,057,374          1,060,527
General & administrative expenses               504,629            456,404
                                             ----------        -----------

Operating income (loss)                         117,454            (16,750)

Other income:
Investment income and other                     117,316             90,675
                                             ----------        -----------
Income before income taxes                      234,770             73,925
Provision for income taxes                       84,000             26,000
                                             ----------        -----------
Net income                                   $  150,770        $    47,925
                                             ==========        ===========

Net income per share of common
    stock -Note B
    Basic                                    $      .06        $       .02
    Diluted                                  $      .06        $       .02

    Dividends per common share               $     .025        $      .025

Weighted averages shares outstanding:
    Basic                                     2,495,400          2,696,152
    Diluted                                   2,495,400          2,744,483

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                            Jan. 1,             Jan. 2,
                                                             2000                1999
                                                          -----------         -----------
OPERATING ACTIVITIES
Net income                                                $   150,770         $    47,925
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                             176,094             190,862
    Provision for losses on accounts receivable               (20,000)            (11,223)
    Increase in cash value of life insurance                  (41,585)           (115,466)
    Deferred compensation                                      (5,222)             (1,835)
    Changes in operating assets and liabilities:
         Accounts receivable                                  450,861           1,503,795
         Inventory                                             30,898               9,071
         Prepaid expenses and other current assets            (60,934)             17,784
         Income tax refund due                                                    400,000
         Accounts payable and accrued expenses                (21,499)           (147,983)
                                                          -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     659,383           1,892,930

INVESTING ACTIVITIES
Purchases of marketable securities                           (890,000)         (1,010,000)
Proceeds from the sale of marketable securities                                   500,000
Purchases of property, plant and equipment                    (34,065)            (36,628)
Payments for other assets                                      (4,504)            (18,405)
                                                          -----------         -----------
NET CASH (USED FOR) INVESTING ACTIVITIES                     (928,569)           (565,033)

FINANCING ACTIVITIES
Purchase and retirement of Common Stock                            --          (1,339,071)
Common Stock issued upon exercise of options                       --             108,000
Dividends paid                                                (62,385)            (69,451)
                                                          -----------         -----------
NET CASH (USED FOR) FINANCING ACTIVITIES                      (62,385)         (1,300,522)
                                                          -----------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (331,571)             27,375
Cash and cash equivalents at beginning of period            1,029,586           1,121,437
                                                          -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   698,015         $ 1,148,812
                                                          ===========         ===========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 January 1, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the Company's Annual Report on Form 10-K for the year October 2, 1999.

NOTE B - EARNINGS PER COMMON SHARE

     The Company presents its earnings per share in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended
                                                                Jan. 1,            Jan 2,
                                                                 2000               1999
                                                               ----------        ----------
         Numerator for basic and diluted earnings per share:

         Net income                                            $  150,770        $   47,925
                                                               ==========        ==========
         Denominator:
             Denominator for basic earnings per share
                 weighted average shares                        2,495,400         2,696,152
              Effect of dilutive securities:
                   Employee and Board stock options                    --            48,331
                                                               ----------        ----------
             Denominator for diluted earnings per share
                    adjusted weighted average shares
                    and assumed conversions                     2,495,400         2,744,483
                                                               ==========        ==========

         Net income per share:
             Basic                                             $      .06        $      .02
             Diluted                                           $      .06        $      .02

NOTE C - INVENTORIES

The components of inventories are as follows:          Jan. 1,         Oct. 2,
                                                         2000             1999
                                                   ----------        ----------
Raw Materials                                      $1,543,620        $1,440,327
Finished Goods                                        611,918           746,109
                                                   ----------        ----------
                                                   $2,155,538        $2,186,436
                                                   ==========        ==========

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:
                                                Jan. 1,            Oct. 2,
                                                   2000               1999
                                            -----------         ----------
Land                                        $   317,343         $  317,343
Land Improvements                               240,016            240,016
Buildings                                     3,700,111          3,700,111
Machinery & Equipment                         5,385,996          5,351,931
Furniture & Fixtures                            517,552            517,552
Automobiles                                       9,520              9,520
Leasehold Improvements                           66,006             66,006
                                            -----------         ----------
                                             10,236,544         10,202,479
Less Accumulated Depreciation                 6,854,456          6,742,174
                                            -----------         ----------
                                            $ 3,382,088         $3,460,305
                                            ===========         ==========

NOTE E - OTHER ASSETS

Other assets consist of the following:
                                                   Jan. 1,          Oct. 2,
                                                      2000             1999
                                                ----------       ----------
Patents, net of accumulated amortization of
   $820,179 at January 1, 2000 and $793,223
    at October 2, 1999                          $  469,419       $  491,871
Cash value of life insurance policies            1,389,212        1,347,627
Other                                              109,370           47,110
                                                ----------       ----------
                                                $1,968,001       $1,886,608
                                                ==========       ==========

NOTE F - OPERATIONS AND INDUSTRY SEGMENTS


The company reports on two segments of business: medical and custom products. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and packaging products and therefore complies with the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:


                                          Three Months Ended
                                      Jan. 1,             Jan. 2,
                                         2000                1999
                                  -------------------------------
Net Sales:
    Medical                       $ 3,744,815         $ 3,613,867
    Custom products                 1,767,002           1,562,550
                                  -------------------------------
 Total                            $ 5,511,817         $ 5,176,417
                                  ===============================

Operating profit:
    Medical                           324,075             413,611
    Custom products                  (119,828)           (393,867)
                                  -------------------------------
  Total                               204,247              19,744

Corporate expense                     (86,793)            (36,494)
Other income                          117,316              90,675
                                      -------            --------
Income before income taxes            234,770              73,925
                                      =======            ========

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.



NOTE G - CONTINGENCIES

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 2000 increased 6% to $5.5 million compared with $5.2 million in the first quarter of fiscal 1999. Sales increased in both the medical and custom products segments. Net income for the first quarter of fiscal 2000 was $150,800 ($.06 per diluted share) compared with net income of $47,900 ($.02 per diluted share) in the first quarter of fiscal 1999. The increase resulted from a higher sales base, improved product mix and controlled expenses.

         The Company's medical sales increased by 4% to $3.74 million in the first quarter this year from $3.61 million in the same quarter last year due mainly to higher sales of its Geo-Mattress(R) and positioner products. Management expects that sales of medical products will be higher in fiscal 2000 than in fiscal 1999.

         Sales of custom products rose during the first quarter by 13% to $1.77 million from $1.56 million in the same period last year. The change resulted from a 120% increase in sales of consumer bedding products due to a new supply agreement signed in the second quarter of fiscal 1999. The higher bedding product revenues were partially offset by lower sales of TerryFoam(R) and industrial products. Management expects that custom products sales will be higher in fiscal 2000 than in fiscal 1999.

         The Company's gross profit increased 12% to $1.7 million in the first quarter of fiscal 2000 from $1.5 million in the first quarter last year. The gross profit margin percentage rose to 30.5% from 29.0%. The margin improvement was due to the higher sales volume and improved manufacturing cost controls. Management expects that the Company's gross margin percentage for fiscal 2000 will be slightly higher than that of fiscal 1999.

         Sales and marketing expenses remained at $1.06 million in the first quarter of fiscal 2000. Total sales and marketing expenses for fiscal 2000 are expected to be slightly higher than those of fiscal 1999.

         General and administrative expenses increased by $48,000 (11%) to $505,000 in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999 due mainly to lower income on company-owned life insurance policies. Income on the cash value of these policies is recorded as a reduction in administrative expenses. General and administrative expenses for the 2000 fiscal year are expected to be similar to those of fiscal 1999.

         Non-operating income increased by 29% to $117,000 in the first quarter of fiscal 2000 compared with the same quarter last year due to higher royalty and interest income. Management expects non-operating income in fiscal 2000 to be similar to that of fiscal 1999.

         During the first quarter of fiscal 2000, the Company paid dividends of $62,400, or 41% of net income. This payment represented one quarterly dividend of $.025 per share.

         The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases or expense reductions as compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or custom products, the inability to achieve anticipated sales volume of medical or custom products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, FDA regulation of medical device manufacturing, raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $660,000 during the first quarter of fiscal 2000 compared with $1.9 million in the first quarter of fiscal 1999. The decline in cash flows was due to an income tax refund received and an unusually large reduction in accounts receivable in the first quarter of fiscal 1999.

         The Company's working capital increased by $117,000 during the three months ended January 1, 2000. In addition, the current ratio increased to 4.6 at January 1, 2000 from 4.5 at fiscal year end 1999.

         Accounts receivable, net of allowances, declined $440,000 or 13% to $3.1 million at the end of the first quarter of fiscal 2000 as compared with $3.5 million at the end of fiscal 1999. All of the Company's accounts receivable are unsecured.

         Inventories remained level at $2.2 million at the end of the first quarter of fiscal 2000 compared with fiscal year end 1999. Management expects inventory levels to be similar to those of fiscal 1999.

         Net property and equipment decreased by $78,000, or 2%, during the first three months of fiscal 2000. The change resulted primarily from normal depreciation expense. Management expects that capital expenditures during fiscal 2000 will be higher than those of fiscal 1999.

         The Company's trade accounts payable decreased by $204,000 or 16% as compared with fiscal year end 1999, reflecting normal monthly fluctuations.

         Management believes that funds on hand, funds generated from operations, and funds available under the company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 2000.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the first quarter of fiscal 2000. Higher inflation rates could impact the Company through higher raw material costs. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

YEAR 2000

         The Company has fully completed its assessment and remediation of all significant information technology systems that could be affected by the Year 2000. The Company has completed testing of these changes and has implemented all changes. Based on a review of its product lines, the Company has determined that the products it has sold and will continue to sell do not require modification to be Year 2000 compliant. Management believes that it has resolved its material Year 2000 issues. In the event that unexpected Year 2000 issues arise, the Company has contingency plans for certain critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

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

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The Company held its Annual Meeting of Shareholders on February 3, 2000. At this Annual Meeting B. Kenneth Bolt, Thomas D. Henrion, and Douglas E. Kennemore, M.D. were elected to three-year terms as directors. The total shares eligible to vote as of the record date were 2,495,400. The voting details are as follows:

                                         For      Against  Abstain    Not Voted
                                      ---------   -------  -------    ---------
         B. Kenneth Bolt              2,369,871    26,598        0    98,931
         Thomas D. Henrion            2,368,671    27,798        0    98,931
         Douglas E. Kennemore, M. D.  2,369,710    27,398        0    98,292

ITEM 5.  Other Information

         None

ITEM 6.   Exhibits & Reports on Form 8-K

         (a)  EX-27        Financial Data Schedule (for SEC use only)

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




DATE:     February 14, 2000