Form 10-Q
period 2000-04-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2000-05-16
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      South Carolina                     57-0525804
             -------------------------------        ----------------------
             (State or other jurisdiction of           (IRS Employer
             incorporation or organization)         Identification Number)

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

        Common Stock, No Par Value - 2,503,400 shares as of May 1, 2000.

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - April 1, 2000 and October 2, 1999...........................3

Statements of Income - three and six months ended April 1, 2000 and April 3,1999........................................................4

Statements of Cash Flows - six months ended April 1, 2000 and
     April 3, 1999...........................................................5

Notes to Financial Statements - April 1, 2000................................6

Item 2. Management's Discussion and Analysis of Interim Financial
     Condition and Results of Operations.....................................9

PART II.  OTHER INFORMATION.................................................12

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................................13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                    April 1,         October 2,
                                                                        2000               1999
                                                                 -----------        -----------
                                                                 (Unaudited)             (Note)
ASSETS
Current assets
  Cash and equivalents                                           $   368,248        $ 1,029,586
  Securities available for sale                                    4,061,957          3,163,979
  Accounts receivable, net of allowances of
   $320,000 at April 1, 2000 and
   $414,000 at October 2, 1999                                     4,062,587          3,494,836
  Inventories - Note C                                             2,064,470          2,186,436
  Prepaid expenses and other                                         250,311            237,866
                                                                 -----------        -----------
Total current assets                                              10,807,573         10,112,703

Property and equipment, net - Note D                               3,586,398          3,460,305
Costs in excess of fair value of net assets
   acquired, net of accumulated amortization
   of $806,631 at April 1, 2000 and
   $732,919 at October 2, 1999                                     2,145,265          2,218,977
Other assets - Note E                                              1,893,811          1,886,608
                                                                 -----------        -----------
                                                                 $18,433,047        $17,678,593
                                                                 ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $ 1,432,352        $ 1,279,167
  Accrued and sundry liabilities                                   1,275,340            976,029
                                                                 -----------        -----------
Total current liabilities                                          2,707,692          2,255,196

Deferred income taxes and compensation                             1,232,318          1,243,180

Shareholders' equity
  Common Stock, no par value, 20,000,000 shares
   authorized; issued and outstanding 2,503,400 shares at
   April 1, 2000 and 2,495,400 shares at October 2, 1999              28,000
  Retained earnings                                               14,465,037         14,180,217
                                                                 -----------        -----------
Total shareholders' equity                                        14,493,037         14,180,217
Contingencies - Note G
                                                                 $18,433,047        $17,678,593
                                                                 ===========        ===========

Note: The Balance Sheet at October 2, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                     Six Months Ended
                                           ------------------------------       ------------------------------
                                               April 1,          April 3,          April 1,           April 3,
                                                   2000              1999              2000               1999
                                           ------------      ------------       ------------      ------------

Net sales                                  $  6,735,098      $  6,500,252       $ 12,246,914      $ 11,676,669
Cost of goods sold                            4,800,917         4,800,377          8,633,277         8,476,613
                                           ------------      ------------       ------------      ------------
Gross profit                                  1,934,181         1,699,875          3,613,637         3,200,056

Selling and marketing expenses                1,071,048         1,141,277          2,128,422         2,201,804
General & administrative expenses               573,116           594,202          1,077,745         1,050,606
                                           ------------      ------------       ------------      ------------

Operating income (loss)                         290,017           (35,604)           407,470           (52,354)

Other income:
Investment income and other                     110,003            83,235            227,320           173,910
                                           ------------      ------------       ------------      ------------

Income before income taxes                      400,020            47,631            634,790           121,556

Provision for income taxes                      141,000            17,000            225,000            43,000
                                           ------------      ------------       ------------      ------------
Net income                                 $    259,020      $     30,631       $    409,790      $     78,556
                                           ============      ============       ============      ============


Net income per share of common
   stock -Note B
     Basic                                 $       0.10      $       0.01       $       0.16      $       0.03
     Diluted                                       0.10              0.01               0.16              0.03

     Dividends per common share            $      0.025      $      0.025       $       0.05      $       0.05

Weighted averages shares outstanding:
     Basic                                    2,502,697         2,627,631          2,499,048         2,661,891
     Diluted                                  2,502,697         2,657,496          2,499,048         2,700,989


See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                      -----------------------------
                                                         April 1,          April 3,
                                                             2000              1999
                                                      -----------       -----------
OPERATING ACTIVITIES
Net income                                            $   409,790       $    78,556
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        357,819           384,146
     Provision for losses on accounts receivable          (35,000)           26,223
     Increase in cash value of life insurance             (41,586)         (125,466)
     Deferred compensation                                (10,862)           (4,057)
   Changes in operating assets and liabilities:
     Accounts receivable                                 (540,729)          860,109
     Inventory                                            121,966           (15,082)
     Prepaid expenses and other current assets              8,698            36,030
     Income tax refund due                                                  400,000
     Accounts payable and accrued expenses                452,496          (177,011)
                                                      -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 722,592         1,463,448

INVESTING ACTIVITIES
Purchases of marketable securities                       (890,000)       (1,010,000)
Proceeds from the sale of marketable securities                             520,000
Purchases of property, plant and equipment               (356,176)         (109,302)
Payments for other assets                                 (12,784)          (30,209)
                                                      -----------       -----------
NET CASH (USED FOR) INVESTING ACTIVITIES               (1,258,960)         (629,511)

FINANCING ACTIVITIES
Purchase and retirement of Common Stock                        --        (1,385,634)
Common Stock issued upon exercise of options                   --           138,250
Dividends paid                                           (124,970)         (135,346)
                                                      -----------       -----------
NET CASH (USED FOR) FINANCING ACTIVITIES                 (124,970)       (1,382,730)
                                                      -----------       -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                  (661,338)         (548,793)
Cash and cash equivalents at beginning of period        1,029,586         1,121,437
                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   368,248       $   572,644
                                                      ===========       ===========

See Notes to Financial Statements.

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  April 1, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 2, 1999.

NOTE B - EARNINGS PER COMMON SHARE

     The Company presents its earnings per share in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                Six Months Ended
                                           --------------------------      --------------------------
                                             April 1,        April 3,        April 1,        April 3,
                                                 2000            1999            2000            1999
                                           ----------      ----------      ----------      ----------
Numerator for basic and diluted
  earnings per share:

Net income                                 $  259,020      $   30,631      $  409,790      $   78,556
                                           ==========      ==========      ==========      ==========
Denominator:
   Denominator for basic earnings per
     share  weighted average shares         2,502,697       2,627,631       2,499,048       2,661,891

   Effect of dilutive securities:
     Employee and Board stock options              --          29,865              --          39,098
                                           ----------      ----------      ----------      ----------

Denominator for diluted earnings
   per share:
   Adjusted weighted average shares
     and assumed conversions                2,502,697       2,657,496       2,499,048       2,700,989
                                           ==========      ==========      ==========      ==========

Net income per share:
   Basic                                   $     0.10      $     0.01      $     0.16      $     0.03
   Diluted                                 $     0.10      $     0.01      $     0.16      $     0.03
                                           ==========      ==========      ==========      ==========

NOTE C - INVENTORIES

The components of inventories are as follows:

                                 April 1,               Oct. 2,
                                     2000                  1999
                               ----------            ----------
Raw Materials                  $1,493,529            $1,440,327
Finished Goods                    570,941               746,109
                               ----------            ----------
                               $2,064,470            $2,186,436
                               ==========            ==========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                             April 1,            Oct. 2,
                                                2000                1999
                                         -----------         -----------
Land                                     $   317,343         $   317,343
Land Improvements                            240,016             240,016
Buildings                                  3,700,111           3,700,111
Machinery & Equipment                      5,700,775           5,351,931
Furniture & Fixtures                         524,884             517,552
Automobiles                                    9,520               9,520
Leasehold Improvements                        66,006              66,006
                                         -----------         -----------
                                          10,558,655          10,202,479
Less Accumulated Depreciation              6,972,257           6,742,174
                                         -----------         -----------
                                         $ 3,586,398         $ 3,460,305
                                         ===========         ===========

NOTE E - OTHER ASSETS

Other assets consist of the following:

                                                     April 1,         Oct. 2,
                                                         2000            1999
                                                   ----------      ----------
Patents, net of accumulated amortization of
   $847,248 at April 1, 2000 and $793,223
    at October 2, 1999                             $  450,630      $  491,871
Cash value of life insurance policies               1,389,213       1,347,627
Other                                                  53,968          47,110
                                                   ----------      ----------
                                                   $1,893,811      $1,886,608
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

The following table summarizes certain information on industry segments:

                                   Three Months Ended                   Six Months Ended
                             ------------------------      -----------------------------
                               April 1,      April 3,         April 1,          April 3,
                                   2000          1999             2000              1999
                             ----------    ----------      -----------       -----------
Net Sales:
    Medical                  $3,777,093    $4,115,770      $ 7,521,907       $ 7,729,638
    Custom products           2,958,005     2,384,482        4,725,007         3,947,031
                             ----------    ----------      -----------       -----------
 Total                        6,735,098     6,500,252       12,246,914        11,676,669
                             ==========    ==========      ===========       ===========

Operating profit:
    Medical                     275,248       191,067          599,323           604,678
    Custom products             128,040       (97,261)           8,212          (491,128)
                             ----------    ----------      -----------       -----------
Total                           403,288        93,806          607,535           113,550

Corporate expense              (113,271)     (129,410)        (200,065)         (165,904)
Other income                    110,003        83,235          227,320           173,910
                             ----------    ----------      -----------       -----------
Income before income taxes   $  400,020    $   47,631      $   634,790       $   121,556
                             ==========    ==========      ===========       ===========


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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal 2000 increased 4% to $6.7 million compared with $6.5 million in the second quarter of fiscal 1999. For the year to date in fiscal 2000, net sales increased 5% to $12.2 million from $11.7 million in the same period last year. The increases in sales for both the quarter and year to date were primarily due to higher sales in the custom products segment, resulting from increased demand for consumer pillows and mattress pads. Net income for the second quarter of 2000 increased 746% to $259,000 or $.10 per diluted share, compared with $30,600 or $.01 per diluted share, in the second quarter of fiscal 1999. Net income for the first half of fiscal 2000 was $409,800, or $.16 per diluted share, compared with $78,600 or $.03 per diluted share in fiscal 1999. The increases in earnings were mainly due to higher sales volume, improved manufacturing efficiencies, and level selling and administrative costs.

         The Company's total medical sales decreased by 8% to $3.8 million in the second quarter this year from $4.1 million in the same quarter last year. Almost all of the sales decline occurred in mattress overlay product lines as a result of hospitals switching from disposable overlays to therapeutic replacement mattresses. Sales of our medical seating products were up 10% for the quarter, but that was offset by slight declines in positioner and mattress product lines, which were down by 6% and 3%, respectively. For the year to date in fiscal 2000, medical sales decreased by 3% to $7.5 million from $7.7 million in the same period last year due to a decline in unit sales of mattress overlays which was mostly offset by higher unit volume of mattresses and patient positioners. Management expects that sales of medical products for the remainder of fiscal 2000 will be higher than those of the same period in fiscal 1999.

         Sales of custom products increased by 24% during the second quarter to $3.0 million from $2.4 million in the same period last year. Year-to-date sales of custom products increased 20% to $4.7 million from $3.9 million. The sales increases resulted from increased demand for consumer mattress pads and pillows sold through our marketing partner, Louisville Bedding Company. Management expects that custom product sales will be higher in fiscal 2000 than in fiscal 1999.

         The Company's gross profit increased by approximately 14% to $1.9 million for the second quarter of 2000 from $1.7 million in the second quarter of fiscal 1999. The gross margin percentage for the second quarter of fiscal 2000 increased to 29% compared with 26% in the second quarter last year. Year-to-date gross profit increased 13% to $3.6 million in the first six months of fiscal 2000 from $3.2 million for the same period last year. The year-to-date gross margin increased to 30% compared with 27% for the same period last year. The increases in gross profit level and gross margin percentage resulted from higher sales volume and improved manufacturing efficiencies. Management expects the Company's gross margin percentage for fiscal 2000 to be slightly higher than that of fiscal 1999.

         Sales and marketing expenses declined by 6% to $1.07 million during the second quarter of fiscal 2000 compared with the same quarter last year. For the year to date in fiscal 2000, these expenses declined 3% to $2.1 million in fiscal 2000 compared with $2.2 million for the same period last year. The declines were due to small reductions in a number of expense categories. Total sales and marketing expenses for fiscal 2000 are expected to be slightly higher than those of fiscal 1999 as the Company expects to increase its investment in marketing and product development in future quarters.

         General and administrative expenses decreased 4% for the second quarter of fiscal 2000 to $573,000 compared with $594,000 in the second fiscal quarter of last year. For the fiscal year-to-date in 2000 general and administrative expenses remained level at $1.1 million compared with the same period in fiscal 1999. The decrease in general and administrative expenses for the three months ended April 1, 2000 resulted from lower payroll and professional fee expense. General and administrative expenses for the 2000 fiscal year are expected to be similar to those of fiscal 1999.

         Non-operating income increased by 32% to $110,000 in the second quarter of fiscal 2000 compared with the same quarter last year. For the first six months of fiscal 2000 non-operating income increased by 31% to $227,000 compared with the same period last year. Both the increase for the quarter and year-to-date were due to higher royalty and interest income. Management expects non-operating income in fiscal 2000 to be higher than that of fiscal 1999.

         During the first six months of fiscal 2000, the Company paid dividends of $124,970, or 30% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share.

         The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a major distributor of the Company's products, (b) the inability to achieve anticipated sales volume, (c) changes in relationships with large customers, (d) the impact of competitive products and pricing, (e) government reimbursement changes in the medical market, (f) FDA regulation of medical device manufacturing, (g) raw material cost increases, and other risks referenced in the Company's Annual Report on Form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $723,000 during the first two quarters of fiscal 2000 compared with $1.46 million in the same period last year. Cash flow of $1.46 million for the first half of last year was unusually high because of an income tax refund received and a large reduction in accounts receivable caused by collection of a disputed account. Cash flow of $723,000 for the first half of this year does not involve unusual transactions and was impacted mainly by higher net income and an increase in accounts receivable due to higher sales levels.

         The Company's working capital increased by $242,000 during the six months ended April 1, 2000. In addition, the current ratio decreased to 4.0 at April 1, 2000 from 4.5 at fiscal year end 1999.

         Accounts receivable, net of allowances, increased by $568,000 or 16% to $4.1 million at the end of the second quarter of fiscal 2000 compared with $3.5 million at the end of fiscal 1999. The majority of the increase was due to higher sales levels. All of the Company's accounts receivable are unsecured.

         Inventory levels declined 6 % to $2.1 million at the end of the second quarter of fiscal 2000 compared with $2.2 million at fiscal year end 1999. Management expects inventory levels during the remainder of fiscal 2000 to be similar to those of fiscal 1999.

         Net property and equipment decreased by $126,000, or 4%, during the first six months of fiscal 2000. The change resulted primarily from capital expenditures of $356,000 and normal depreciation expense. Management expects that capital expenditures during fiscal 2000 will be higher than those of fiscal 1999.

         The Company's trade accounts payable increased by $153,000 or 12% compared with fiscal year end 1999, reflecting normal monthly fluctuations. Accrued and sundry liabilities increased by $299,000 or 31% compared with fiscal year end 1999 as a result of increases in income taxes payable and accrued compensation.

         Management believes that funds on hand, funds generated from operations, and funds available under the company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 2000.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the second quarter of fiscal 2000. However, the Company expects material costs to increase in the third and fourth quarters due to anticipated raw material price increases. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

YEAR 2000

The Company has completed its assessment and modification of all significant information technology systems that could be affected by the Year 2000. All changes have been tested and implemented, and the Company has experienced no significant Year 2000 problems to date. The Company has also reviewed its product lines and has determined that the products it has sold and will continue to sell do not require modification to be Year 2000 compliant.

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

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders -  None

ITEM 5. Other Information - None

ITEM 6. Exhibits & Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule (For SEC Use Only)
         (b)  None

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




                                         SPAN-AMERICA MEDICAL SYSTEMS, INC.



                                         /s/ Richard C. Coggins
                                         ----------------------
                                         Richard C. Coggins
                                         Vice President - Finance






                                         /s/ James D. Ferguson
                                         ---------------------
                                         James D. Ferguson
                                         President and Chief Executive Officer


DATE:     May  15, 2000