Form 10-Q
period 2000-07-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2000-08-14
CIK 718924

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

                   For the Quarterly Period Ended July 1, 2000

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          South Carolina                                      57-0525804
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

       Common Stock, No Par Value - 2,503,400 shares as of August 1, 2000.

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - July 1, 2000 and October 2, 1999..............................3

Statements of Income - three and nine months ended July 1, 2000 and July 3, 1999..........................................................4

Statements of Cash Flows - nine months ended July 1, 2000 and
     July 3, 1999..............................................................5

Notes to Financial Statements - July 1, 2000...................................6

Item 2. Management's Discussion and Analysis of Interim Financial
     Condition and Results of Operations......................................10

PART II.  OTHER INFORMATION...................................................13

Item 1    Legal Proceedings
Item 2    Changes in Securities
Item 3    Defaults upon Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits and Reports on Form 8-K

SIGNATURES....................................................................14

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets

                                                                July 1,            October 2,
                                                                 2000                 1999
                                                               (Unaudited)            (Note)
                                                               -----------         ------------
Assets
Current assets:
   Cash and cash equivalents                                    $ 1,102,319        $ 1,029,586
   Securities available for sale                                  4,144,204          3,163,979
   Accounts receivable, net of allowances of $336,000
     (2000) and $414,000 (1999)                                   4,101,609          3,494,836
   Inventories (Note 4)                                           2,245,323          2,186,436
   Prepaid expenses and deferred income taxes                       221,205            237,866
                                                                -----------        -----------

Total current assets                                             11,814,660         10,112,703

Property and equipment, net (Note 5)                              3,467,059          3,460,305
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $843,486 (2000)
   and $732,919 (1999)                                            2,108,410          2,218,977
Other assets (Note 6)                                             1,926,333          1,886,608
                                                                -----------        -----------
                                                                $19,316,462        $17,678,593
                                                                ===========        ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                             $ 2,027,706        $ 1,279,167
   Accrued and sundry liabilities                                 1,369,504            976,029
                                                                -----------        -----------
Total current liabilities                                         3,397,210          2,255,196

Deferred income taxes                                               190,000            190,000
Deferred compensation                                             1,036,678          1,053,180
Shareholders' equity
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,503,400
     (2000) and 2,495,400 (1999)                                     28,000
   Retained earnings                                             14,664,574         14,180,217
                                                                -----------        -----------
Total shareholders' equity                                       14,692,574         14,180,217
Contingencies (Note 8)
                                                                $19,316,462        $17,678,593
                                                                ===========        ===========


See accompanying notes.

Note: The Balance Sheet at October 2, 1999 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

                                                  Three Months Ended                       Nine Months Ended
                                             ---------------------------            -------------------------------
                                                July 1,           July 3,             July 1,             July 3,
                                                 2000              1999                2000                1999
                                              ----------        -----------         -----------        ------------

Net sales                                     $6,849,782        $ 5,619,535         $19,096,696        $ 17,296,204
Cost of goods sold                             4,912,265          4,087,701          13,545,542          12,564,314
                                              ----------        -----------         -----------        ------------
Gross profit                                   1,937,517          1,531,834           5,551,154           4,731,890

Selling and marketing expenses                 1,099,948          1,089,627           3,228,370           3,291,432
General and administrative expenses              576,464            596,120           1,654,209           1,646,726
                                              ----------        -----------         -----------        ------------
                                               1,676,412          1,685,747           4,882,579           4,938,158
                                              ----------        -----------         -----------        ------------

Operating income (loss)                          261,105           (153,913)            668,575            (206,268)

Investment income and other                      164,534             75,803             391,854             249,714
                                              ----------        -----------         -----------        ------------
Income (loss) before income taxes
  and discontinued operations                    425,639            (78,110)          1,060,429              43,446
Provision for income taxes                       151,000            (27,000)            376,000              16,000
                                              ----------        -----------         -----------        ------------
Income (loss) from continuing operations         274,639            (51,110)            684,429              27,446

Income from discontinued operations, net of
  income taxes of $201,000 in 1999 (Note 2)         --              365,270                --               365,270
                                              ----------        -----------         -----------        ------------
Net income                                    $  274,639        $   314,160         $   684,429        $    392,716
                                              ==========        ===========         ===========        ============

Earnings per share of common stock (Note 3)
Income from continuing operations:
   Basic                                      $     0.11        $     (0.02)        $      0.27        $       0.01
   Diluted                                    $     0.11        $     (0.02)        $      0.27        $       0.01
Income from discontinued operations,
  net of income taxes:
   Basic                                            --                 0.15                --                  0.14
   Diluted                                          --                 0.15                --                  0.14
                                              ----------        -----------         -----------        ------------
Net income:
   Basic                                      $     0.11        $      0.13         $      0.27        $       0.15
   Diluted                                    $     0.11        $      0.13         $      0.27        $       0.15
                                              ==========        ===========         ===========        ============

Dividends per common share                    $     0.03        $     0.025         $      0.08        $      0.075

Weighted average shares outstanding:
   Basic                                       2,503,400          2,504,760           2,500,499           2,609,514
   Diluted                                     2,504,265          2,507,486           2,500,787           2,636,488


See accompanying notes

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
                                                        Nine Months Ended
                                                  -----------------------------

                                                     July 1,           July 3,
                                                      2000              1999
                                                  -----------       -----------
Operating activities:

Net income                                        $   684,429       $   392,716
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    547,394           578,850
     Gain on disposal of business                        --            (365,270)
     Provision for losses on accounts receivable      (90,000)           86,223
     Gains on sale and disposal of property,
        plant and equipment                           (24,627)
     Increase in cash value of life insurance         (53,586)         (143,193)
     Deferred compensation                            (16,502)           (9,279)
     Changes in operating assets and liabilities:
        Accounts receivable                          (526,998)        1,569,714
        Inventory                                     (58,887)         (146,887)
        Prepaid expenses and other assets              46,792           117,567
        Income tax refund due                            --             400,000
        Accounts payable and accrued expenses       1,142,014          (483,045)
                                                  -----------       -----------
Net cash provided by operating activities           1,650,029         1,997,396

Investing activities:
Purchases of marketable securities                   (970,000)       (1,010,000)
Proceeds from sales of marketable securities             --           1,130,000
Purchases of property, plant and equipment           (416,390)         (121,824)
Proceeds from sale of property, plant,
  and equipment                                        29,200
Payments for other assets                             (20,034)          (34,475)
                                                  -----------       -----------
Net cash used for investing activities             (1,377,224)          (36,299)

Financing activities:
Dividends paid                                       (200,072)         (201,136)
Purchase and retirement of common stock                  --          (1,931,934)
Common stock issued upon exercise of options             --             138,250
                                                  -----------       -----------
Net cash used for financing activities               (200,072)       (1,994,820)
                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents       72,733           (33,723)
Cash and cash equivalents at beginning of year      1,029,586         1,121,437
                                                  -----------       -----------
Cash and cash equivalents at end of year          $ 1,102,319       $ 1,087,714
                                                  ===========       ===========



See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 1, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 2, 1999.

NOTE 2 - SALE OF CONTRACT PACKAGING BUSINESS UNIT

The Company's earnings for the third quarter of fiscal 1999 included a one-time after-tax gain of $365,270, or $0.15 per diluted share, related to the sale of substantially all of the assets of its contract packaging business unit in February 1998. The purchase price for the contract packaging assets was $2.3 million, with $1.84 million paid in cash at closing and the remainder financed by Span-America over five years. No gain or loss was recorded at the time of the sale due to the uncertainty of collectibility of the amount financed. The purchasers of the business unit chose an early payment option on an outstanding warrant and note due to the Company. Because the Company assigned no value to the amount of the note and warrant at closing, the early payment resulted in a one-time gain. The gain, net of taxes, is shown as income from discontinued operations.

Operating results of the discontinued contract packaging operations are as follows:

                                               Three Months Ended         Nine Months Ended
                                          --------------------------  --------------------------
                                          July 1, 2000  July 3, 1999  July 1, 2000  July 3, 1999
                                          ------------  ------------  ------------  ------------
Gain on sale of business unit                 $--         $566,270        $--          $566,270
Provision for income taxes                     --          201,000         --           201,000
                                              ---         --------        ---          --------
Income from discontinued operation            $--         $365,270        $--          $365,270
                                              ===         ========        ===          ========

NOTE 3 -  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128, "Earnings Per Share."

                                                     Three Months Ended                 Nine Months Ended
                                                ---------------------------       -----------------------------
                                                 July 1, 2000  July 3, 1999       July 1, 2000     July 3, 1999
                                                -------------  ------------       ------------     ------------
Numerator for basic and diluted
earnings per share:
Income (loss) from continuing operations        $  274,639      $   (51,110)      $  684,429       $     27,446
Income from discontinued operations, net
  of income taxes                                                   365,270                             365,270
                                                ----------      -----------       ----------       ------------
Net income                                      $  274,639      $   314,160       $  684,429       $    392,716
                                                ==========      ===========       ==========       ============

Denominator:
  Denominator for basic earnings per share
    weighted average shares                      2,503,400        2,504,760        2,500,499          2,609,514
  Effect of dilutive securities:
   Employee and board stock options                    865            2,726              288             26,974
                                                ----------      -----------       ----------       ------------
  Denominator for diluted earnings per share:
    Adjusted weighted average shares
      and assumed conversions                    2,504,265        2,507,486        2,500,787          2,636,488
                                                ==========      ===========       ==========       ============

Income (loss) per share from continuing
operations:
  Basic                                         $     0.11      $     (0.02)      $     0.27       $       0.01
  Diluted                                       $     0.11      $     (0.02)      $     0.27       $       0.01
Income per share from discontinued
  operations, net of income taxes:
  Basic                                               --               0.15             --                 0.14
  Diluted                                             --               0.15             --                 0.14
                                                ----------      -----------       ----------       ------------
Net income:
  Basic                                         $     0.11      $      0.13       $     0.27       $       0.15
  Diluted                                       $     0.11      $      0.13       $     0.27       $       0.15
                                                ==========      ===========       ==========       ============

NOTE 4 - INVENTORIES

The components of inventories are as follows:
                                                 July 1, 2000      Oct. 2, 1999
                                                 ------------      ------------
Raw Materials                                     $1,698,497        $ 1,440,327
Finished Goods                                       546,826            746,109
                                                  ----------        -----------
                                                  $2,245,323        $ 2,186,436
                                                  ==========        ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                  July 1, 2000     Oct. 2, 1999
                                                  ------------     ------------

Land                                               $   317,343      $   317,343
Land improvements                                      240,016          240,016
Buildings                                            3,700,111        3,700,111
Machinery and equipment                              5,684,688        5,351,931
Furniture and fixtures                                 532,976          517,552
Automobiles                                              9,520            9,520
Leasehold improvements                                  66,006           66,006
                                                   -----------      -----------
                                                    10,550,660       10,202,479
Less accumulated depreciation                        7,083,601        6,742,174
                                                   -----------      -----------
                                                     3,467,059      $ 3,460,305
                                                   ===========      ===========

NOTE 6 - OTHER ASSETS

Other assets consist of the following:
                                                  July 1, 2000      Oct. 2, 1999
                                                  ------------      ------------
Patents, net of accumulated amortization
  of $874,286 (2000) and $793,223 (1999)           $   430,842      $   491,871
Cash value of life insurance policies                1,401,212        1,347,627
Other                                                   94,279           47,110
                                                   -----------      -----------
                                                   $ 1,926,333      $ 1,886,608
                                                   ===========      ===========

NOTE 7 - OPERATIONS AND INDUSTRY SEGMENTS

The company reports on two segments of business: medical and custom products. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and packaging products and therefore complies with the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:


                                                 Three Months Ended                    Nine Months Ended
                                            -----------------------------       ------------------------------
                                            July 1, 2000     July 3, 1999       July 1, 2000      July 3, 1999
                                            ------------     ------------       ------------      ------------
Net Sales:
  Medical                                   $  3,801,028     $  3,511,682       $ 11,322,935      $ 11,241,320
  Custom products                              3,048,754        2,107,853          7,773,761         6,054,884
                                            ------------     ------------       ------------      ------------
Total                                          6,849,782        5,619,535         19,096,696        17,296,204
                                            ============     ============       ============      ============

Operating Profit (Loss):
  Medical                                        265,214            6,886            864,537           611,563
  Custom products                                 86,054          (90,941)            94,266          (582,069)
                                            ------------     ------------       ------------      ------------
Total                                            351,268          (84,055)           958,803            29,494

Corporate expense                                (90,163)         (69,858)          (290,228)         (235,762)
Other income                                     164,534           75,803            391,854           249,714
                                            ------------     ------------       ------------      ------------
Income (loss) before income taxes and
  discontinued operations                   $    425,639     $    (78,110)      $  1,060,429      $     43,446
                                            ============     ============       ============      ============

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 8 - CONTINGENCIES

From time to time the company is a defendant in legal actions involving claims arising in the normal course of business. The company believes that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on its operations or financial condition.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


         Net sales for the third quarter of fiscal 2000 increased 22% to $6.8 million compared with $5.6 million in the third quarter of fiscal 1999. For the year to date in fiscal 2000, net sales increased 10% to $19.1 million from $17.3 million in the same period last year. The increases in sales for both the quarter and year to date were primarily due to higher sales in the custom products segment, resulting from increased demand for consumer pillows and mattress pads.

         Earnings from continuing operations for the third quarter of 2000 were $274,600 or 11 cents a diluted share, compared with a loss of $51,100 or 2 cents a diluted share, in the third quarter of fiscal 1999. Most of the earnings growth during the quarter was due to higher sales volume, lower administrative expenses, and continued improvements in manufacturing efficiencies. Additionally, there were higher royalties and investment income during the quarter. Last year, net income for the third quarter included a one-time gain related to the 1998 sale of the Company's contract packaging business. The gain resulted in after-tax income from discontinued operations of $365,300 or 15 cents a diluted share.

         Earnings from continuing operations for the year to date were $684,400 or 27 cents a diluted share, compared with $27,400 or 1 cent a diluted share, in the first nine months of fiscal 1999. The year-to-date increase was due mostly to the higher sales volume and, to a lesser extent, lower selling costs and higher non-operating income.

         The Company's total medical sales increased by 8% to $3.8 million in the third quarter this year from $3.5 million in the same quarter last year. Medical mattress sales were up 59% in the third quarter as a result of healthy demand for our GeoMattress product line. Sales of seating products were up 9% during the quarter, while sales of overlays and positioners were down 14% and 7%, respectively. For the year to date in fiscal 2000, medical sales rose 1% to $11.3 million from $11.2 million in the same period last year due to an increase in unit sales of mattresses which was mostly offset by declines in overlay sales. Management expects that sales of medical products for the remainder of fiscal 2000 will be higher than those of the same period in fiscal 1999.

         Sales of custom products increased by 45% during the third quarter to $3.0 million from $2.1 million in the same period last year. Year-to-date sales of custom products increased 28% to $7.8 million from $6.1 million in the same period last year. The sales increases resulted from higher demand for consumer mattress pads and pillows sold through our marketing partner, Louisville Bedding Company. Management expects that custom product sales during the fourth quarter will be similar to the previous quarters in fiscal 2000.

         The Company's gross profit increased by approximately 26% to $1.9 million for the third quarter of 2000 from $1.5 million in the third quarter of fiscal 1999. The gross margin percentage for the third quarter of fiscal 2000 increased to 28% compared with 27% in the third quarter last year. Year-to-date gross profit increased 17% to $5.6 million in the first nine months of fiscal 2000 from $4.7 million for the same period last year. The year-to-date gross margin increased to 29% compared with 27% for the same period last year. The increases in gross profit level and gross margin percentage resulted from higher sales volume and improved manufacturing efficiencies. Management expects the Company's gross margin percentage for fiscal 2000 to be slightly higher than that of fiscal 1999.

         Sales and marketing expenses increased by 1% to $1.1 million during the third quarter of fiscal 2000 compared with the same quarter last year. For the year to date in fiscal 2000, these expenses declined 2% to $3.2 million in fiscal 2000 compared with $3.3 million for the same period last year. The changes were due to small variances in a number of expense categories. Total sales and marketing expenses for fiscal 2000 are expected to be slightly higher than those of fiscal 1999 as the Company expects to increase its investment in marketing and product development during the next several quarters.

         General and administrative expenses decreased 3% for the third quarter of fiscal 2000 to $576,000 compared with $596,000 in the third fiscal quarter of last year. For the year-to-date in fiscal 2000, general and administrative expenses remained level at $1.65 million compared with the same period in fiscal 1999. The decrease in general and administrative expenses for the third quarter of fiscal 2000 resulted from lower payroll and professional fee expense. General and administrative expenses for fiscal year 2000 are expected to be similar to those of fiscal 1999.

         Non-operating income increased by 117% to $165,000 in the third quarter of fiscal 2000 compared with the same quarter last year. For the first nine months of fiscal 2000 non-operating income increased by 57% to $392,000 compared with the same period last year. The increases for the quarter and year-to-date were due to higher royalty and interest income. Non-operating income for the third quarter also included a gain on the sale of assets of $25,000. Management expects non-operating income in the fourth quarter to be lower than third quarter levels but similar to first and second quarter levels.

         During the first nine months of fiscal 2000, the Company paid dividends of $200,072, or 29% of net income for the year-to-date period. This amount represented two quarterly dividends of $.025 per share and one quarterly dividend of $.03 per share.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $1.6 million during the first three quarters of fiscal 2000 compared with $2.0 million in the same period last year. The Company's working capital increased by $560,000 during the nine months ended July 1, 2000. In addition, the current ratio decreased to 3.5 at July 1, 2000 from 4.5 at fiscal year end 1999.

         Accounts receivable, net of allowances, increased by $607,000 or 17% to $4.1 million at the end of the third quarter of fiscal 2000 compared with $3.5 million at the end of fiscal 1999. The majority of the increase was due to higher sales levels. All of the Company's accounts receivable are unsecured.

         Inventory levels increased 3% or $59,000 to $2.2 million at the end of the third quarter of fiscal 2000. Management expects inventory levels during the remainder of fiscal 2000 to be similar to those of fiscal 1999.

         Net property and equipment remained level during the first nine months of fiscal 2000. Capital expenditures of $416,000 were offset by normal depreciation expense. Management does not expect to make significant capital expenditures during the fourth quarter of fiscal 2000.

         The Company's trade accounts payable increased by $749,000 or 59% compared with fiscal year end 1999, reflecting normal monthly fluctuations and increased revenues and associated costs. Accrued and sundry liabilities increased by $393,000 or 40% compared with fiscal year end 1999 as a result of increases in income taxes payable and accrued incentive compensation.

         Management believes that funds on hand, funds generated from operations, and funds available under the company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 2000.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the third quarter of fiscal 2000. However, the Company expects its material costs to increase the fourth and future quarters due to anticipated raw material price increases. The Company's profit margin could be adversely affected to the extent that the Company is unable to pass along to its customers any increased costs.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders -  None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits & Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule (For SEC Use Only)

         (b) The Company filed a Form 8-K on June 1, 2000 and a Form 8-K/A on June 6, 2000, both regarding a change in the Company's independent auditors effective May 25, 2000.

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




                                           SPAN-AMERICA MEDICAL SYSTEMS, INC.



                                           /s/ Richard C. Coggins
                                           -------------------------------------

                                           Richard C. Coggins
                                           Chief Financial Officer






                                           /s/ James D. Ferguson
                                           -------------------------------------
                                           James D. Ferguson
                                           President and Chief Executive Officer












DATE:     August 11, 2000