Form 10-K
period 2000-09-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2000-12-22
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                South Carolina                                   57-0525804
--------------------------------------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               70 Commerce Center
                        Greenville, South Carolina 29615
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 288-8877
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

               Title of each class        Name of exchange on which registered
--------------------------------------------------------------------------------
                       None                              None

Securities registered pursuant to Section 12(g) of the Act:

              Title of each class
          --------------------------
          Common Stock, no par value

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 15, 2000 was $8,136,688.

         The number of shares of the registrant's common stock, no par value, outstanding as of December 15, 2000 was 2,503,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 1, 2001 are incorporated by reference into Part III.

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

         Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of pressure ulcers, commonly known as bed sores or decubitus ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt(R) mattress overlay in the health care market, which became the Company's leading product. At the same time, the Company began selling its mattress overlay products to retailers throughout the United States.

         The Company entered the replacement mattress segment of the pressure ulcer care market in 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

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

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2000 were approximately $1 million or 4 % of total net sales. The majority of the Company's export sales occurred in Canada.

                              INDUSTRY SEGMENT DATA

         The industry segment data included in Note 16 to the Company's audited financial statements for the year ended September 30, 2000, presented on pages 22 and 23 of the 2000 Annual Report, is incorporated herein by reference.

MEDICAL PRODUCTS

         Span-America's principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers primarily in North America. Sales of medical products represented 58% of total net sales in 2000, 65% of total net sales in 1999, and 57% of total net sales in 1998.

         Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 21% of the Company's total net sales in fiscal 2000. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

         The Geo-Matt(R) mattress overlay represents the Company's single largest product in terms of revenues. Geo-Matt was designed in conjunction with clinical studies performed by the Institute for Rehabilitation and Research at the Baylor College of Medicine. The product's patented design includes over 800 individual cells which are cut to exacting tolerances on computer-controlled equipment to create a sophisticated and clinically effective mattress surface.

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

         Since the 1997 introduction of the Geo-Mattress Max, Plus, and Pro models, foam therapeutic replacement mattresses have consistently represented the Company's single largest growth category in medical products sales. In early 1999, the Company extended the product line with the release of the Geo-Mattress with Wings(R). This product, which features raised perimeter bolsters for added patient safety, has been a significant contributor to overall Geo-Mattress sales. A second line extension, the Geo-Mattress Atlas, was added in December 2000 to address the needs of obese patients. With a carrying capacity up to 600 pounds, the Geo-Mattress Atlas is specifically designed for the unique pressure management challenges faced within this growing specialty area of patient care. In addition to the Max, Plus, Pro, Wings, and

Atlas products, which are intended for in-facility use, the Company also offers the Geo-Mattress HC for in-home use.

         The Company's more complex non-powered replacement mattresses consist of products from the PressureGuard(R) Series. The PressureGuard design was acquired through the acquisition of Healthflex, Inc. in February 1992. The original design combines a polyurethane foam shell and static air cylinders to form a replacement mattress that incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which the company later used as the basis for powered versions (see below) was further refined via a complete technical upgrade of all PressureGuard components in November 1997. In conjunction with this upgrade, some models were renamed to better reflect their functions.

         In addition to the non-powered, static PressureGuard Renew(R) (formerly PressureGuard II), the Company also offers the PressureGuard CFT(R). This model incorporates patented design principles of constant force technology. First introduced as the CustomCare mattress in June of 1995, the PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind.

         The Company's powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510K marketing approval for its PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient's weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select(R), incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system which is built into the mattress rather than being hung on the bed frame as a separate unit.

         Introduced at the same time as the Turn Select in November 1997, the PressureGuard Site Select(R) includes many of the features of the Turn Select, including the built-in microprocessor-controlled motion system. However, instead of turning the patient, the Site Select is designed to give the caregiver the ability to selectively adjust the pressure at particular body sites based on patient need. Like the Turn Select, it is completely programmable through a hand-held pendant.

         Another powered system in the PressureGuard line is the PressureGuard APM(R), a simpler but very effective alternating pressure mattress. Originally introduced as the DynaGuard(R), in November 1994, the APM is targeted primarily at the long term care and home care markets. In March 2000, the Company added a more feature-laden version of this mattress called the PressureGuard APM2. By incorporating a basic lateral rotation feature, the APM2 gives the caregiver the flexibility to offer either of two distinct treatment modalities literally at the flip of a switch.

          All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Beginning with the government's 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly are electing to purchase these products outright through the Company's distributors rather than continuing to rent them. During fiscal 2000, replacement mattresses and related products made up approximately 21% of total net sales.

         Patient Positioners. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 14% of the Company's net sales in fiscal 2000. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

         Span-America's patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors. The Company believes that Span-Aids are one of the most effective patient positioning devices available in the health care market, as compared to pillows, rolled towels and other similar materials traditionally used by nursing personnel to position immobilized patients. Span-Aids are constructed of open-cell polyurethane foam which allows air to circulate next to the patient's skin, thereby reducing extensive heat and moisture build-up.

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

         Distributor Relationship. During fiscal 2000, approximately 23% of the Company's medical products were sold to Allegiance Healthcare Corporation ("Allegiance") which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 21 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. In 1998, Allegiance was acquired by Cardinal Healthcare, Inc. and has continued to function as a separate unit of Cardinal. The Company's distribution agreement with Allegiance has been unaffected by these ownership changes.

CUSTOM PRODUCTS

         Span-America's custom products segment includes two major product lines: consumer products and industrial products. The Company's consumer product line consists primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. In fiscal 2000, approximately 58% of the Company's total custom products sales were distributed through Louisville Bedding Corporation, an international manufacturer and marketer of bedding products.

         In 1990, Span-America introduced its TerryFoam(R) comfort products, which are designed to be used on all types of outdoor furniture. These products are manufactured in the Company's Greenville, SC plant. They are being sold and distributed directly by Span-America to retailers nationwide.

         Span-America's industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities primarily in the Southeast. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics, automotive, and sports equipment industries

         Custom products represented approximately 42% of the Company's total net sales in fiscal 2000, compared with 35% in fiscal 1999 and 43% in fiscal 1998.

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

         The Company believes that it is among the top three nationwide suppliers of foam mattress overlays and patient positioners to the U.S. health care market. The Company's primary competitor in the overlay and positioner markets is Sunrise Medical.

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

         The market for therapeutic replacement mattresses has developed principally during the 1990's. Competitors include BG Industries, Invacare, Sunrise Medical, Kinetic Concepts and Hill-Rom. BG Industries utilizes Encompass (formerly a division of Allegiance) to distribute its mattresses primarily to hospitals. The other competitors use combinations of their own sales representatives and manufacturers representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

         Most of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         Custom Products. In the custom products segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Foamex and ER Carpenter, both of which are larger and have greater resources than Span-America. The Company also has a number of competitors in the market for its industrial products, including Tuscarora and UFP Technology. These competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are as important as the price of the product.

                                 MAJOR CUSTOMERS

         The Company has a business relationship with Allegiance to distribute certain of its medical foam products. In fiscal 2000 sales to Allegiance amounted to approximately 14% of the Company's total net sales and approximately 23% of the Company's sales to the medical segment. Span-America also has a relationship with Louisville Bedding Corporation to distribute certain of its consumer foam products. Sales to Louisville Bedding Corporation during fiscal 2000 made up approximately 24% of the Company's total net sales and approximately 58% of sales in the custom products segment.

         See "Distributor Relationship" on page 4 and "Competition" on page 5 for more information on major customers.

                                 SEASONAL TRENDS

         Some seasonality can be identified in certain of the Company's medical and consumer foam products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

                             PATENTS AND TRADEMARKS

         The Company holds 36 federally registered trademarks and 16 foreign trademark registrations, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 59 United States patents and 6 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its PressureGuard and CustomCare replacement mattress, its Geo-Matt overlay and its Span-Aids patient positioners. The Company's Geo-Matt and PressureGuard patents have remaining lives of 7 and 9 years, respectively. The Company's Span-Aids patents have remaining lives ranging from 1 to 9 years.

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

         As of September 30, 2000, Span-America had unshipped orders of approximately $1.3 million, which represents a 27% increase compared to a backlog of $1.0 million at fiscal year end 1999. All orders in the current backlog will be filled in the 2001 fiscal year.

                                    EMPLOYEES

         On September 30, 2000, the Company had 188 full-time employees, including 5 officers. Of these employees, 16 were executive or management personnel, 14 were administrative and clerical personnel, 16 were sales personnel and 137 were manufacturing employees. The

Company is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

                              ENVIRONMENTAL MATTERS

         The Company's manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. Span-America believes that it is in substantial compliance with applicable regulations. The Company does not anticipate that continued compliance will have a material effect on the Company's capital expenditures, earnings or competitive position.

Item 2.  Properties

         The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13-acre site.

         The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The current lease for this facility expires on December 31, 2000. During December 2000 the lease was renewed to expire in December 31, 2003 at a rental rate of $19,469 per month, increasing annually to $20,855 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 7 of the Company's 2000 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the inside back cover of the Company's 2000 Annual Report is incorporated herein by reference.

         In September 1994, the Board of Directors approved a resolution changing their annual Director's compensation from cash to stock. The following table sets forth information about unregistered shares of common stock issued to the Company's non-employee Directors in lieu of annual cash compensation for their service as Directors.

               # Shares of Common     Fair Market Value on       Aggregate
Issue Date        Stock Issued      Issue Date ($ Per Share)   Consideration
----------     ------------------   ------------------------   -------------

02/08/95             7,000                   $5.125               $35,875
03/25/96             6,000                    6.375                38,250
01/03/97             5,000                    4.250                21,250
02/03/97             4,000                    5.000                20,000
01/15/98             8,000                    6.875                55,000
01/28/99             8,000                    5.000                40,000
01/10/00             8,000                    3.500                28,000

         The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

Item 6.  Selected Financial Data

         The information contained in the "Selected Financial Information" on page 6 of the Company's 2000 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

         Management's Discussion and Financial Analysis on pages 8 through 10 of the Company's 2000 Annual Report are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

         The information contained in the section titled "Market Risk" on page 10 of the Company's 2000 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company included on pages 11 through 24 of the Company's 2000 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The information required in Item 9 is incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 1, 2000 as amended on Form 8-K/A filed on June 6, 2000.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2000 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

         (3) Listing of Exhibits

3.1 Amendment to the Company's by-laws dated April 25, 1995: Incorporated by reference to Exhibit 3(ii) to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 1995, Commission File No. 0-11392.

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

10.4.1 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, (the "1991 10-K"), Commission File No. 0-11392.

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

10.8 Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, Commission File No. 0-11392.

10.9 Employment Agreement dated February 28, 1992 between the Company and John W. Wilkinson: Incorporated by reference to Exhibit 28A to the February 28, 1992 Form 8-K.

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

10.14.2 Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.15 1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.16 Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation.

13.1     2000 Annual Report to Shareholders.

23.1     Consent of Elliott, Davis & Company, LLP.

23.2     Report of Independent Auditors, Ernst & Young LLP

23.3     Consent of Ernst & Young, LLP.

27.1     Financial Data Schedule (For SEC Use Only).

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By:  /s/ Thomas D. Henrion                                     December 18, 2000
---------------------------------
Thomas D. Henrion
Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

 /s/ James D. Ferguson                   President, Chief Executive Officer
----------------------------------       (Principal Executive Officer)
James D. Ferguson

 /s/ Richard C. Coggins                  Chief Financial Officer and Director
----------------------------------       (Principal Financial Officer)
Richard C. Coggins

 /s/ Gwendolyn L. Randolph               Controller
----------------------------------
Gwendolyn L. Randolph

 /s/ B. Kenneth Bolt                     Director
----------------------------------
B. Kenneth Bolt

 /s/ Robert H. Dick                      Director
----------------------------------
Robert H. Dick

 /s/ Thomas F. Grady, Jr.                Director
----------------------------------
Thomas F. Grady, Jr.

 /s/ Thomas D. Henrion                   Director
----------------------------------
Thomas D. Henrion

 /s/ Douglas E. Kennemore                Director
----------------------------------
Douglas E. Kennemore, M.D.

 /s/ J. Ernest Lathem                    Director
----------------------------------
J. Ernest Lathem, M.D.

 /s/ James M. Shoemaker, Jr.             Director
----------------------------------
James M. Shoemaker, Jr.

                                                               December 18, 2000

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year Ended September 30, 2000

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 30, 2000 are incorporated by reference in Item 8:

         Balance Sheets - September 30, 2000 and October 2, 1999.

         Statements of Income - Years ended September 30, 2000, October 2, 1999, and October 3, 1998

         Statements of Shareholders' Equity - Years ended September 30, 2000, October 2, 1999, and October 3, 1998.

         Statements of Cash Flows - Years ended September 30, 2000, October 2, 1999, and October 3, 1998.

         Notes to Financial Statements - September 30, 2000.

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

                 Schedule VIII Valuation and Qualifying Accounts
                       Span-America Medical Systems, Inc.

-------------------------------------------------------------------------------------------------------------------------------
                   COL. A                   COL. B                      COL C.                     COL. D            COL. E
                                                                      ADDITIONS
-------------------------------------------------------------------------------------------------------------------------------
                 Description              Balance at            (1)               (2)                               Balance at
                                         Beginning of    Charged to Costs    Charged to Other     Deductions-         End of
                                            Period         and Expenses     Accounts - Describe    Describe           Period
-------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2000

Deducted from asset accounts:
  Reserve for uncollectible accounts       $326,000          $141,516                              $163,516 (a)      $304,000
  Reserve for discounts                      88,000           151,588                               153,588 (b)        86,000
                                        --------------------------------------------------------------------------------------
Totals                                     $414,000          $293,104                $0            $317,104          $390,000
                                        ======================================================================================
Year Ended October 2, 1999

Deducted from asset accounts:
  Reserve for uncollectible accounts       $262,000          $134,000                               $70,000 (a)      $326,000
  Reserve for discounts                     167,000           179,000                               258,000 (b)        88,000
                                        --------------------------------------------------------------------------------------
Totals                                     $429,000          $313,000                $0            $328,000          $414,000
                                        ======================================================================================
Year Ended October 3, 1998

Deducted from asset accounts:
  Reserve for uncollectible accounts       $368,000                                                $106,000 (a)      $262,000
  Reserve for discounts                     242,000                                                  75,000 (c)       167,000
                                        --------------------------------------------------------------------------------------
Totals                                     $610,000                $0                $0            $181,000          $429,000
                                        ======================================================================================

(a) Uncollectible accounts written off.
(b) Discounts claimed by customers.
(c) Net decrease in sales discounts charged to income as a reduction of sales.