Form 10-Q
period 2000-12-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2001-02-12
CIK 718924

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        SOUTH CAROLINA                                         57-0525804
--------------------------------                         ----------------------
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

           COMMON STOCK, NO PAR VALUE - 2,511,400 SHARES AS OF 2/8/01

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


         PART I.   FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

              Balance Sheets - December 30, 2000 and September 30, 2000........................................3

              Statements of Income - Three months ended December 30, 2000 and
              January 1, 2000..................................................................................4

              Statements of Cash Flows - Three months ended December 30, 2000 and
              January 1, 2000..................................................................................5

              Notes to Financial Statements - December 30, 2000................................................6

         Item 2. Management's Discussion and Analysis of Interim Financial Condition and
                  Results of Operations........................................................................9

         PART II.  OTHER INFORMATION..........................................................................12

         Item 1.           Legal Proceedings
         Item 2.           Changes in Securities
         Item 3.           Defaults upon Senior Securities
         Item 4.           Submission of Matters to a Vote of Security Holders
         Item 5.           Other Information
         Item 6.           Exhibits and Reports on Form 8-K

         SIGNATURES...........................................................................................13


Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SPAN-AMERICA MEDICAL SYSTEMS, INC.
BALANCE SHEETS


                                                                  DEC. 30,          SEPT. 30,
                                                                    2000              2000
                                                                 (UNAUDITED)         (NOTE)
                                                               --------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   858,034      $   587,663
   Securities available for sale                                  4,759,260        4,402,770
   Accounts receivable, net of allowances of $350,000
     (Dec. 2000) and $390,000 (Sept. 2000)                        4,226,718        4,291,586
   Inventories (Note 2)                                           1,949,654        2,066,482
   Prepaid expenses and deferred income taxes                       374,950          380,423
                                                                -----------      -----------
Total current assets                                             12,168,616       11,728,924
Property and equipment, net (Note 3)                              3,256,106        3,346,200
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $917,198 (Dec. 2000)
   and $880,342 (Sept. 2000)                                      2,034,698        2,071,554
Other assets (Note 4)                                             2,062,062        2,014,170
                                                                -----------      -----------
                                                                $19,521,482      $19,160,848
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $ 1,416,900      $ 1,576,688
   Accrued and sundry liabilities                                 1,755,376        1,481,541
                                                                -----------      -----------
Total current liabilities                                         3,172,276        3,058,229
Deferred income taxes                                               168,000          168,000
Deferred compensation                                             1,025,398        1,031,038
Shareholders' equity
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,503,400
     (Dec. 2000 and Sept. 2000)                                      28,000           28,000
   Retained earnings                                             15,127,808       14,875,581
                                                                -----------      -----------
Total shareholders' equity                                       15,155,808       14,903,581
                                                                -----------      -----------
Contingencies (Note 7)
                                                                $19,521,482      $19,160,848
                                                                ===========      ===========


See accompanying notes.

Note: The Balance Sheet at September 30, 2000 has been derived from the audited financial statements at that date.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF INCOME

(Unaudited)
                                                        THREE MONTHS ENDED
                                                   --------------------------
                                                    DEC. 30,         JAN. 1,
                                                      2000            2000
                                                   ----------      ----------

Net sales                                          $7,144,263      $5,511,817
Cost of goods sold                                  4,964,485       3,832,360
                                                   ----------      ----------
Gross profit                                        2,179,778       1,679,457

Selling and marketing expenses                      1,254,182       1,057,374
General and administrative expenses                   562,039         504,629
                                                   ----------      ----------
                                                    1,816,221       1,562,003
                                                   ----------      ----------
Operating income                                      363,557         117,454

Investment income and other                           140,772         117,316
                                                   ----------      ----------
Income before income taxes                            504,329         234,770
Provision for income taxes                            177,000          84,000
                                                   ----------      ----------
Net income                                         $  327,329      $  150,770
                                                   ==========      ==========

Net income per share of common stock (Note 5)
   Basic                                           $     0.13      $     0.06
   Diluted                                         $     0.13      $     0.06

Dividends per common share                         $     0.03      $    0.025

Weighted average shares outstanding:

   Basic                                            2,503,400       2,495,400
   Diluted                                          2,509,545       2,495,400


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)


                                                            THREE MONTHS ENDED
                                                       -----------------------------
                                                         DEC. 30,          JAN. 1,
                                                           2000             2000
                                                       -----------       -----------
OPERATING ACTIVITIES:
Net income                                             $   327,329       $   150,770
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         156,772           176,094
     Provision for losses on accounts receivable            12,000           (20,000)
     Increase in cash value of life insurance               (1,586)          (41,585)
     Deferred compensation                                  (5,640)           (5,222)
     Changes in operating assets and liabilities:
        Accounts receivable                                 51,378           450,861
        Inventory                                          116,828            30,898
        Prepaid expenses and other assets                  (60,660)          (60,934)
        Accounts payable and accrued expenses              114,047           (21,499)
                                                       -----------       -----------
Net cash provided by operating activities                  710,468           659,383

INVESTING ACTIVITIES:
Purchases of marketable securities                        (355,000)         (890,000)
Purchases of property, plant and equipment                  (2,850)          (34,065)
Payments for other assets                                   (7,145)           (4,504)
                                                       -----------       -----------
Net cash used for investing activities                    (364,995)         (928,569)

FINANCING ACTIVITIES:
Dividends paid                                             (75,102)          (62,385)
                                                       -----------       -----------

Increase (decrease) in cash and cash equivalents           270,371          (331,571)
Cash and cash equivalents at beginning of period           587,663         1,029,586
                                                       -----------       -----------
Cash and cash equivalents at end of period             $   858,034       $   698,015
                                                       ===========       ===========


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

                                      DEC. 30, 2000    SEPT. 30, 2000
                                     --------------   ---------------

Raw Materials                          $ 1,438,321       $ 1,564,539
Finished Goods                             511,333           501,943
                                     --------------   ---------------
                                       $ 1,949,654       $ 2,066,482
                                     ==============   ===============

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                     DEC. 30, 2000    SEPT. 30, 2000
                                     --------------   ---------------

Land                                     $ 317,343         $ 317,343
Land improvements                          240,016           240,016
Buildings                                3,700,111         3,700,111
Machinery and equipment                  5,568,031         5,565,181
Furniture and fixtures                     533,601           533,601
Automobiles                                  9,520             9,520
Leasehold improvements                      11,345            11,345
                                     --------------   ---------------
                                        10,379,967        10,377,117
Less accumulated depreciation            7,123,861         7,030,917
                                     --------------   ---------------
                                       $ 3,256,106       $ 3,346,200
                                     ==============   ===============

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

                                                                 DEC. 30, 2000    SEPT. 30, 2000
                                                                 --------------   ---------------
Patents, net of accumulated amortization
  of $928,410 (Dec. 2000) and $901,437 (Sept. 2000)                  $ 405,357         $ 425,185
Cash value of life insurance policies                                1,443,872         1,442,286
Other                                                                  212,833           146,699
                                                                 --------------   ---------------
                                                                   $ 2,062,062       $ 2,014,170
                                                                 ==============   ===============


NOTE 5 -   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Aaccounting Standards (SFAS) No. 128, "Earnings Per Share."


                                                                       THREE MONTHS ENDED
                                                                 --------------------------------
                                                                 DEC. 30, 2000     JAN. 1, 2000
                                                                 --------------   ---------------
Numerator for basic and diluted earnings per share:

Net income                                                           $ 327,329         $ 150,770
                                                                 ==============   ===============
Denominator:
  Denominator for basic earnings per share
    weighted average shares                                          2,503,400         2,495,400
  Effect of dilutive securities:
    Employee and board stock options                                     6,145                 0
                                                                 --------------   ---------------
  Denominator for diluted earnings per share:
    Adjusted weighted average shares
      and assumed conversions                                        2,509,545         2,495,400
                                                                 ==============   ===============
Net income per share:
  Basic                                                                 $ 0.13            $ 0.06
  Diluted                                                               $ 0.13            $ 0.06


NOTE 6 - OPERATIONS AND INDUSTRY SEGMENTS

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

The following table summarizes certain information on industry segments:

                                             THREE MONTHS ENDED
                                       --------------------------------
                                       DEC. 30, 2000     JAN. 1, 2000
                                       --------------   ---------------
Net sales:
  Medical                                $ 4,619,223       $ 3,744,815
  Custom products                          2,525,040         1,767,002
                                       --------------   ---------------
Total                                      7,144,263         5,511,817
                                       ==============   ===============

Operating profit (loss):
  Medical                                    645,588           324,075
  Custom products                           (149,590)         (119,828)
                                       --------------   ---------------
Total                                        495,998           204,247

Corporate expense                           (132,441)          (86,793)
Other income                                 140,772           117,316
                                       --------------   ---------------
Income before income taxes                 $ 504,329         $ 234,770
                                       ==============   ===============

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 7 - CONTINGENCIES

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

ITEM 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal 2001 increased 30% to $7.1 million compared with $5.5 million in the first quarter of fiscal 2000. Sales increased in both the medical and custom products segments. Net income for the first quarter of fiscal 2001 rose 117% to $327,000, or $.13 per diluted share, compared with net income of $151,000, or $.06 per diluted share, in the first quarter of fiscal 2000. The earnings increase resulted primarily from higher sales volume.

         The Company's medical sales increased 23% to $4.62 million in the first quarter this year from $3.74 million in the same quarter last year. The largest increase in the medical segment came from our line of replacement mattresses which grew 65% over the first quarter of last year. Sales of patient positioners rose 22%, and sales of seating products increased 11% compared with the first quarter of last year. Sales of medical mattress overlays declined by 4% from the first quarter last year due to a continuing shift in demand from mattress overlays to therapeutic mattresses. Approximately $250,000 of the first quarter increase in medical sales was related to purchases by one of our distributors who was buying in advance of a January 1, 2001 price increase by the Company. Consequently, management believes that second quarter sales to this distributor will be lower than first quarter sales as the distributor returns to normal buying patterns. Management expects that total medical sales for the year will be higher in fiscal 2001 than in fiscal 2000.

         Sales of custom products rose 43% during the first quarter to $2.53 million from $1.77 million in the same period last year. All of the growth came from the company's consumer foam mattress pads and pillows sold to retailers through our distributor, Louisville Bedding Company. Sales of industrial packaging products were flat compared with the same quarter last year. Management expects that total custom products sales will be higher in fiscal 2001 than in fiscal 2000.

         The Company's gross profit increased 30% to $2.18 million in the first quarter of fiscal 2001 compared with $1.68 million in the first quarter last year. The increase in gross profit level was due to the higher sales volume during the quarter. The gross profit margin percentage remained level at 30.5% in both quarters. Management expects that the Company's gross margin percentage for fiscal 2001 will be slightly higher than that of fiscal 2000.

         Sales and marketing expenses were up 19% in the first quarter of fiscal 2001 to $1.25 million compared with $1.06 million in the prior year. The majority of the increases came in the areas of commissions, shipping costs, and product development expenditures. The increases in commissions and shipping costs were directly related to the increase in sales volume, while the increase in product development expense reflects the Company's increased efforts in that area. Total sales and marketing expenses for fiscal 2001 are expected to be higher than those of fiscal 2000.

         General and administrative expenses increased by $57,000 (11%) to $562,000 in the first quarter of fiscal 2001 compared with the first quarter of last year due to higher legal fees related to patents and lower income on the cash value of company owned life insurance policies. Income on the cash value of these life insurance policies is recorded as a reduction in administrative expenses. General and administrative expenses for the 2001 fiscal year are expected to be similar to those of fiscal 2000.

         Non-operating income increased by 20% to $141,000 in the first quarter of fiscal 2001 compared with the same quarter last year due to higher royalty and interest income. Management expects non-operating income in fiscal 2001 to be slightly lower than that of fiscal 2000.

         During the first quarter of fiscal 2001, the Company paid dividends of $75,102, or 23% of net income. This payment represented one quarterly dividend of $.03 per share.

         The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases or expense changes compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: the loss of a major distributor of the Company's medical or custom products, raw material cost increases, the inability to achieve anticipated sales volume of medical or custom products, changes in relationships with large customers, the impact of competitive products and pricing, government reimbursement changes in the medical market, FDA regulation of medical device manufacturing, and other risks referenced in the Company's Annual Report on Form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of approximately $710,000 during the first quarter of fiscal 2001 compared with $659,000 in the first quarter of fiscal 2000. The increase in cash flows was largely due to the increase in net income and favorable changes in accounts receivable, inventory, and accounts payable balances compared with the first quarter of fiscal 2000.

         The Company's working capital increased by $326,000 (4%) to $9.0 million during the three months ended December 30, 2000 while the current ratio remained level at 3.8.

         Accounts receivable, net of allowances, declined by $65,000 (2%) to $4.2 million at the end of the first quarter of fiscal 2001 compared with $4.3 million at the end of fiscal 2000. The decline was due to normal monthly fluctuations in accounts receivable levels. All of the Company's accounts receivable are unsecured.

         Inventories declined 6% to $1.9 million at the end of the first quarter of fiscal 2001 compared with $2.1 million at fiscal year end 2000. The majority of the decline occurred in medical and consumer raw materials. Management expects inventory levels during fiscal 2001 to be similar to those of fiscal 2000.

         Net property and equipment decreased by $90,000, or 3%, during the first three months of fiscal 2001. The change resulted primarily from normal depreciation expense. Management expects that capital expenditures during fiscal 2001 will be similar to those of fiscal 2000. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the date of final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable decreased by $160,000 or 10% compared with fiscal year end 2000, reflecting normal monthly fluctuations. Accrued and sundry liabilities increased by $274,000 or 18% compared with fiscal year end 2000 as a result of increases in income taxes payable and accrued incentive compensation.

         Management believes that funds on hand, funds generated from operations, and funds available under the company's $2.5 million unused line of credit are adequate to finance operations and expected capital requirements during fiscal 2001.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the first quarter of fiscal 2001. However, management believes that raw material cost increases are likely to occur during the remainder of fiscal 2001 due to anticipated polyurethane foam price increases. The Company will attempt to recover the potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that we will be able to fully offset the anticipated higher material costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these cost increases along to our customers or to otherwise offset cost increases.

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

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

               The Company held its Annual Meeting of Shareholders on February 1, 2001. At this meeting, Richard C. Coggins, Robert H. Dick and James
         D. Ferguson were elected to three-year terms as directors. In addition, shareholders approved a proposal to adopt the 2000 Restricted Stock Plan. The total shares eligible to vote as of the record date were 2,503,400. The voting details are as follows:


                                                            FOR            AGAINST        ABSTAIN         NOT VOTED
                                                            ---            -------        -------         ---------
               Richard C. Coggins                        2,280,911          72,198              0         150,291
               Robert H. Dick                            2,280,011          73,098              0         150,291
               James D. Ferguson                         2,281,011          72,098              0         150,291

               2000 Restricted Stock Plan                2,042,788         302,879          7,442         150,291


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

DATE:     February 8, 2001