Form 10-Q
period 2001-03-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2001-05-14
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Common Stock, No Par Value - 2,511,400 shares as of April 30, 2001

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 2001 and September 30, 2000........................3

Statements of Income - three and six months ended March 31, 2001 and April 1, 2000........................................................4

Statements of Cash Flows - six months ended March 31, 2001 and
     April 1, 2000............................................................5

Notes to Financial Statements - March 31, 2001................................6

Item 2. Management's Discussion and Analysis of Interim Financial
     Condition and Results of Operations......................................9

Item 3.  Market Risk.........................................................12

PART II.  OTHER INFORMATION..................................................13

Item 1.      Legal Proceedings
Item 2.      Changes in Securities
Item 3.      Defaults upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES...................................................................14

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
SPAN-AMERICA MEDICAL SYSTEMS, INC.
BALANCE SHEETS

                                                                 March 31,          Sept. 30
                                                                    2001              2000
                                                                (Unaudited)          (Note)
                                                                -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   319,056        $   587,663
   Securities available for sale                                  4,753,263          4,402,770
   Accounts receivable, net of allowances of $377,000
     (2001) and $390,000 (2000)                                   4,040,717          4,291,586
   Inventories (Note 2)                                           2,054,158          2,066,482
   Prepaid expenses and deferred income taxes                       408,527            380,423
                                                                -----------        -----------
Total current assets                                             11,575,721         11,728,924

Property and equipment, net (Note 3)                              3,251,441          3,346,200
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $954,054 (2001)
   and $880,342 (2000)                                            1,997,842          2,071,554
Other assets (Note 4)                                             2,084,846          2,014,170
                                                                -----------        -----------
                                                                $18,909,850        $19,160,848
                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $ 1,487,936        $ 1,576,688
   Accrued and sundry liabilities                                   938,707          1,481,541
                                                                -----------        -----------
Total current liabilities                                         2,426,643          3,058,229

Deferred income taxes                                               168,000            168,000
Deferred compensation                                             1,019,307          1,031,038
Shareholders' equity
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,511,400
     (2001) and 2,503,400 (2000)                                     68,000             28,000
   Retained earnings                                             15,227,900         14,875,581
                                                                -----------        -----------
Total shareholders' equity                                       15,295,900         14,903,581
                                                                -----------        -----------
Contingencies (Note 8)
                                                                $18,909,850        $19,160,848
                                                                ===========        ===========


See accompanying notes.

Note: The Balance Sheet at September 30, 2000 has been derived from the audited financial statements at that date.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                     ------------------------------        ------------------------------
                                                      March 31,           April 1,          March 31,           April 1,
                                                        2001                2000               2001               2000
                                                     -----------        -----------        -----------        -----------

Net sales                                            $ 6,492,892        $ 6,735,098        $13,637,155        $12,246,914
Cost of goods sold                                     4,608,182          4,800,917          9,572,667          8,633,277
                                                     -----------        -----------        -----------        -----------
Gross profit                                           1,884,710          1,934,181          4,064,488          3,613,637

Selling and marketing expenses                         1,167,483          1,071,048          2,421,665          2,128,422
General and administrative expenses                      605,874            573,116          1,167,914          1,077,745
                                                     -----------        -----------        -----------        -----------
                                                       1,773,357          1,644,164          3,589,579          3,206,167
                                                     -----------        -----------        -----------        -----------

Operating income                                         111,353            290,017            474,909            407,470

Non-operating income:
Investment income                                         44,479             46,412            103,190             91,373
Royalty income and other                                 112,602             63,591            194,664            135,947
                                                     -----------        -----------        -----------        -----------
                                                         157,081            110,003            297,854            227,320

Income before income taxes                               268,434            400,020            772,763            634,790
Provision for income taxes                                93,000            141,000            270,000            225,000
                                                     -----------        -----------        -----------        -----------
Net income                                           $   175,434        $   259,020        $   502,763        $   409,790
                                                     ===========        ===========        ===========        ===========

Net income per share of common stock (Note 5)
   Basic                                             $      0.07        $      0.10        $      0.20        $      0.16
   Diluted                                           $      0.07        $      0.10        $      0.20        $      0.16

Dividends per common share                           $      0.03        $     0.025        $      0.06        $     0.050

Weighted average shares outstanding:
   Basic                                               2,510,345          2,502,697          2,506,873          2,499,048
   Diluted                                             2,541,829          2,502,697          2,525,688          2,499,048


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended
                                                                -------------------------------
                                                                 March 31,            April 1,
                                                                   2001                 2000
                                                                -----------         -----------
OPERATING ACTIVITIES:
Net income                                                      $   502,763         $   409,790
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  310,703             357,819
     Provision for losses on accounts receivable                     24,000             (35,000)
     Decrease (increase) in cash value of life insurance             30,283             (41,586)
     Deferred compensation                                          (11,731)            (10,862)
     Changes in operating assets and liabilities:
        Accounts receivable                                         231,376            (540,729)
        Inventory                                                    12,324             121,966
        Prepaid expenses and other assets                           (87,455)              8,698
        Accounts payable and accrued expenses                      (631,586)            452,496
                                                                -----------         -----------
Net cash provided by operating activities                           380,677             722,592

INVESTING ACTIVITIES:
Purchases of marketable securities                                 (580,000)           (890,000)
Proceeds from sales of marketable securities                        225,000                  --
Purchases of property, plant and equipment                          (87,882)           (356,176)
Payments for other assets                                           (55,958)            (12,784)
                                                                -----------         -----------
Net cash used for investing activities                             (498,840)         (1,258,960)

FINANCING ACTIVITIES:
Dividends paid                                                     (150,444)           (124,970)
                                                                -----------         -----------

Decrease in cash and cash equivalents                              (268,607)           (661,338)
Cash and cash equivalents at beginning of year                      587,663           1,029,586
                                                                -----------         -----------
Cash and cash equivalents at end of year                        $   319,056         $   368,248
                                                                ===========         ===========


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

                                                                            Mar. 31, 2001    Sep. 30, 2000
                                                                           ---------------  ---------------
Raw Materials                                                                 $ 1,483,314      $ 1,564,539
Finished Goods                                                                    570,844          501,943
                                                                           ---------------  ---------------
                                                                              $ 2,054,158      $ 2,066,482
                                                                           ===============  ===============

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                                           Mar. 31, 2001    Sep. 30, 2000
                                                                           ---------------  ---------------

Land                                                                          $   317,343      $   317,343
Land improvements                                                                 240,016          240,016
Buildings                                                                       3,700,111        3,700,111
Machinery and equipment                                                         5,651,537        5,565,181
Furniture and fixtures                                                            535,127          533,601
Automobiles                                                                         9,520            9,520
Leasehold improvements                                                             11,345           11,345
                                                                           ---------------  ---------------
                                                                               10,464,999       10,377,117
Less accumulated depreciation                                                   7,213,558        7,030,917
                                                                           ---------------  ---------------
                                                                              $ 3,251,441      $ 3,346,200
                                                                           ===============  ===============

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

                                                                           Mar. 31, 2001    Sep. 30, 2000
                                                                           ---------------  ---------------
Patents, net of accumulated amortization
  of $955,788 (Mar. 2001) and $901,437 (Sep. 2000)                            $   389,293      $   425,185
Cash value of life insurance policies                                           1,412,003        1,442,286
Other                                                                             283,550          146,699
                                                                           ---------------  ---------------
                                                                              $ 2,084,846      $ 2,014,170
                                                                           ===============  ===============

NOTE 5 -   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

                                                                 Three Months Ended                Six Months Ended
                                                           Mar. 31, 2001    Apr. 1, 2000    Mar. 31, 2001     Apr. 1, 2000
                                                           --------------  ---------------  ---------------  ---------------
Numerator for basic and diluted earnings per share:
Net income                                                     $ 175,434        $ 259,020        $ 502,763        $ 409,790
                                                           ==============  ===============  ===============  ===============

Denominator:
  Denominator for basic earnings per share
    weighted average shares                                    2,510,345        2,502,697        2,506,873        2,499,048
  Effect of dilutive securities:
    Employee and board stock options                              31,484                0           18,815                0
                                                           --------------  ---------------  ---------------  ---------------
  Denominator for diluted earnings per share:
    Adjusted weighted average shares
      and assumed conversions                                  2,541,829        2,502,697        2,525,688        2,499,048
                                                           ==============  ===============  ===============  ===============

Net income per share:
  Basic                                                           $ 0.07           $ 0.10           $ 0.20           $ 0.16
  Diluted                                                         $ 0.07           $ 0.10           $ 0.20           $ 0.16


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

The following table summarizes certain information on industry segments:

                                                                 Three Months Ended                Six Months Ended
                                                           Mar. 31, 2001   Apr. 1, 2000     Mar. 31, 2001    Apr. 1, 2000
                                                           --------------  ---------------  ---------------  ---------------
Net sales:
  Medical                                                    $ 3,739,048      $ 3,777,093      $ 8,358,271      $ 7,521,907
  Custom products                                              2,753,844        2,958,005        5,278,884        4,725,007
                                                           --------------  ---------------  ---------------  ---------------
Total                                                          6,492,892        6,735,098       13,637,155       12,246,914
                                                           ==============  ===============  ===============  ===============

Operating profit (loss):
  Medical                                                        121,968          275,248          767,556          599,323
  Custom products                                                142,378          128,040           (7,212)           8,212
                                                           --------------  ---------------  ---------------  ---------------
Total                                                            264,346          403,288          760,344          607,535

Corporate expense                                               (152,994)        (113,271)        (285,435)        (200,065)
Other income                                                     157,082          110,003          297,854          227,320
                                                           --------------  ---------------  ---------------  ---------------
Income before income taxes                                     $ 268,434        $ 400,020        $ 772,763        $ 634,790
                                                           ==============  ===============  ===============  ===============

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 7 - RECENT PRONOUNCEMENTS

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 on December 3, 1999. SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has applied the accounting and disclosure requirements of SAB 101. No changes were required to its accounting policies as a result of this adoption.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal 2001 decreased 4% to $6.5 million compared with $6.7 million in the second quarter of fiscal 2000. The decline resulted from lower unit volumes of overlays, positioners and industrial foam products. For the year to date in fiscal 2001, net sales increased 11% to $13.6 million from $12.2 million in the same period last year. The increase in net sales for the year to date resulted from higher unit volumes of therapeutic mattresses for the medical market and mattress pads and pillows for the consumer market.

         Net income for the second quarter of fiscal 2001 declined 32% to $175,400, or 7 cents a diluted share, compared with $259,000, or 10 cents a diluted share, in the second quarter of fiscal 2000. The earnings decline during the quarter was due to lower sales volume and increased spending to support our sales, marketing and research and development efforts targeted primarily at the medical business.

         Net income for the year to date increased 23% to $502,800, or 20 cents a diluted share, compared with $409,800 or 16 cents a diluted share, in the first six months of fiscal 2000. The increase in earnings was due mostly to higher sales volume and higher non-operating income in the first half of fiscal 2001.

         The Company's total medical sales decreased by 1% to $3.74 million in the second quarter this year from $3.78 million in the same quarter last year. Medical mattress sales were up 16% in the second quarter as a result of healthy demand for our Geo-Mattress product line. However, sales of overlays and positioners were down by 16% each, relating to inventory management by one of our key medical distributors. The company experienced accelerated orders for overlays and positioners in November-December 2000 ahead of a January 1, 2001 price increase, followed by lower sales in January-February 2001 as the distributor used its excess inventory. Order patterns have since returned to normal levels. For the year to date in fiscal 2001, medical sales rose 11% to $8.4 million from $7.5 million in the same period last year due to a 39% increase in unit sales of mattresses which was partially offset by a 9% decline in overlay sales. Management expects sales of medical products for the remainder of fiscal 2001 to be similar to those of the same period in fiscal 2000.

         Sales of custom products decreased by 7% during the second quarter to $2.8 million from $3.0 million in the same period last year. Most of the decline occurred in our industrial product lines which have been weak due to the slowing economy. Sales of industrial products tend to be sensitive to economic cycles and were soft during the first and second quarters. Partially offsetting the decline in industrial sales were sales of consumer foam pads and pillows, which increased 3% in the second quarter compared with the same quarter last fiscal year. Year-to-date sales of custom products increased 12% to $5.3 million from $4.7 million in the same period last year. The sales increases resulted from higher demand for consumer mattress pads and pillows sold through our marketing partner, Louisville Bedding Company. Management expects that custom product sales during the remainder of fiscal 2001 will be similar to those of the same period in fiscal 2000.

         The Company's gross profit level declined by 3% in the second quarter of fiscal 2001 to $1.88 million from $1.93 million in the second quarter last year. The decline was caused primarily by lower sales volume and slightly higher labor expense. The gross margin percentage for the second quarter increased to 29.0% compared with 28.7% in the second quarter last year due to a slightly more profitable product mix, in which medical sales represented a higher proportion of total sales than custom products sales. The medical segment has a higher gross margin than the custom products segment mainly because most of the Company's medical products are patented and proprietary.

         Year-to-date gross profit increased 12% to $4.1 million in the first half of fiscal 2001 from $3.6 million for the same period last year. The year-to-date gross margin percentage increased slightly to 29.8% in 2001 compared with 29.5% during the first six months of last fiscal year. The increases in gross profit level and gross margin percentage resulted from higher sales volume and a slight decrease in manufacturing overhead expense. Management expects the Company's gross margin percentage for fiscal 2001 to be slightly higher than that of fiscal 2000.

         Sales and marketing expenses increased by $96,400 (9%) to $1.2 million during the second quarter of fiscal 2001 compared with the same quarter last year. For the year to date in fiscal 2001, these expenses increased $293,200 (14%) to $2.4 million in fiscal 2001 compared with $2.1 million for the same period last year. For both the year-to-date and the quarter the majority of the increases came in the areas of shipping costs, commissions, product development expenses, and evaluation samples. Total sales and marketing expenses for fiscal 2001 are expected to be higher than those of fiscal 2000.

         General and administrative expenses increased $32,800 (6%) for the second quarter of fiscal 2001 to $605,900 compared with $573,100 in the second fiscal quarter of last year. For the year-to-date in fiscal 2001, administrative expenses increased $90,200 (8%) to $1.17 million compared with $1.08 million for the same period in fiscal 2000. The increases for the second quarter and year-to-date periods resulted from higher patent-related legal fees, bad debt expense, and an unrealized loss on the cash value of variable equity life insurance policies. Unrealized gains or losses on the cash value of life insurance policies are recorded as reductions or increases in administrative expenses. General and administrative expenses for fiscal year 2001 are expected to be slightly higher than those of fiscal 2000.

         Investment income decreased by 4% to $44,500 in the second quarter of fiscal 2001 compared with $46,400 in the same quarter last year. For the first six months of fiscal 2001 investment income increased by 13% to $103,200 compared with $91,400 in the same period last year. The increase for the year-to-date was due to higher marketable securities balances during the period. Royalty income and other increased 77% to $112,600 in the second quarter of fiscal 2001 and rose 43% to $194,700 for the year-to-date as a result of increased royalty income on a shielded syringe product licensed to Becton & Dickinson. Management expects non-operating income for the remainder of fiscal 2001 to be slightly lower than that of the same period in fiscal 2000.

         During the first six months of fiscal 2001, the Company paid dividends of $150,400 or 30% of net income for the year-to-date period. This amount represented two quarterly dividends of $0.03 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of $380,700 during the first two quarters of fiscal 2001 compared with $722,600 in the same period last year. The reduction in cash flow was caused mainly by a decrease in accrued expenses related to payments for incentive compensation, income taxes, and property taxes.

          The Company's working capital increased by $478,400 or 6% during the six months ended March 31, 2001 due primarily to a reduction in accrued expenses. In addition, the current ratio increased to 4.8 at March 31, 2001 from
3.8 at fiscal year end 2000.

         Accounts receivable, net of allowances, decreased by $250,900 or 6% to $4.0 million at the end of the second quarter of fiscal 2001 compared with $4.3 million at the end of fiscal 2000. The decrease was due to normal monthly fluctuations in accounts receivable levels. All of the Company's accounts receivable are unsecured.

         Inventory levels remained level at $2.1 million at the end of the second quarter of fiscal 2001. Management expects inventory levels during the remainder of fiscal 2001 to be similar to those of fiscal 2000.

         Net property and equipment declined 3% during the first six months of fiscal 2001. Capital expenditures of $87,900 were offset by normal depreciation expense. Management expects capital expenditures during fiscal 2001 to be similar to those of fiscal 2000. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the

6-9 month period between the time the order is placed and the time of the final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable decreased by $88,800 or 6% compared with fiscal year end 2000, reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $542,800 or 37% compared with fiscal year end 2000 as a result of decreases in accrued incentive compensation, income taxes payable, and accrued property taxes.

         Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2001.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the second quarter of fiscal 2001. However, management believes that raw material cost increases are likely to occur during the remainder of fiscal 2001 due to anticipated polyurethane foam price increases. The Company will attempt to recover the potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that we will be able to fully offset the anticipated higher material costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3.  MARKET RISK

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investment securities. As of March 31, 2001, the Company held $4.8 million in securities available for sale. These securities consisted primarily of bonds called "variable rate demand notes" or "low floaters," which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day's notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after tax earnings by approximately $48,000.

         In addition, the Company's other assets at March 31, 2001 included $1.4 million in cash value of life insurance. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the "Fund"). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management is unable to quantify this risk, but we believe that normal market and interest rate fluctuations (such as those seen in the last 15 years) would not have a material effect on the financial position of the Company.

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

         (a)   None.

         (b)   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.



                                        /s/ Richard C. Coggins
                                        ----------------------
                                        Richard C. Coggins
                                        Chief Financial Officer






                                        /s/ James D. Ferguson
                                        ---------------------
                                        James D. Ferguson
                                        President and Chief Executive Officer





DATE:     May 11, 2001