Form 10-Q
period 2001-06-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2001-08-14
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                       ----------------------------------
                                    FORM 10-Q
                       ----------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

       Common Stock, No Par Value - 2,517,400 shares as of August 1, 2001.

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - June 30, 2001 and September 30, 2000.........................3

Statements of Income - three and nine months ended June 30, 2001 and July 1, 2000.........................................................4

Statements of Cash Flows - nine months ended June 30, 2001 and
     July 1, 2000.............................................................5

Notes to Financial Statements - June 30, 2001.................................6

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

SIGNATURES...................................................................14

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets

                                                                June 30,        Sept. 30,
                                                                  2001            2000
                                                              (Unaudited)        (Note)
                                                              -----------      -----------
Assets
Current assets:
   Cash and cash equivalents                                  $   910,352      $   587,663
   Securities available for sale                                4,851,888        4,402,770
   Accounts receivable, net of allowances of $345,000
     (2001) and $390,000 (2000)                                 4,281,226        4,291,586
   Inventories (Note 2)                                         2,226,675        2,066,482
   Prepaid expenses and deferred income taxes                     338,643          380,423
                                                              -----------      -----------
Total current assets                                           12,608,784       11,728,924

Property and equipment, net (Note 3)                            3,264,356        3,346,200
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $990,909 (2001)
   and $880,342 (2000)                                          1,960,986        2,071,554
Other assets (Note 4)                                           2,073,955        2,014,170
                                                              -----------      -----------
                                                              $19,908,081      $19,160,848
                                                              ===========      ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                           $ 2,005,383      $ 1,576,688
   Accrued and sundry liabilities                               1,167,225        1,481,541
                                                              -----------      -----------
Total current liabilities                                       3,172,608        3,058,229

Deferred income taxes                                             168,000          168,000
Deferred compensation                                           1,013,216        1,031,038
Shareholders' equity
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,511,400
     (2001) and 2,503,400 (2000)                                   68,000           28,000
   Retained earnings                                           15,486,257       14,875,581
                                                              -----------      -----------
Total shareholders' equity                                     15,554,257       14,903,581
                                                              -----------      -----------
Contingencies (Note 8)
                                                              $19,908,081      $19,160,848
                                                              ===========      ===========


See accompanying notes.

Note: The Balance Sheet at September 30, 2000 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                   --------------------------      ----------------------------
                                                    June 30,         July 1,         June 30,          July 1,
                                                      2001            2000             2001             2000
                                                   ----------      ----------      -----------      -----------
Net sales                                          $7,346,663      $6,849,782      $20,983,818      $19,096,696
Cost of goods sold                                  5,101,288       4,912,265       14,673,955       13,545,542
                                                   ----------      ----------      -----------      -----------
Gross profit                                        2,245,375       1,937,517        6,309,863        5,551,154

Selling and marketing expenses                      1,414,601       1,099,948        3,836,266        3,228,370
General and administrative expenses                   480,097         576,464        1,648,010        1,654,209
                                                   ----------      ----------      -----------      -----------
                                                    1,894,698       1,676,412        5,484,276        4,882,579
                                                   ----------      ----------      -----------      -----------

Operating income                                      350,677         261,105          825,587          668,575

Non-operating income:
Investment income                                      45,482          53,894          148,672          145,267
Royalty income and other                              117,540         110,640          312,203          246,587
                                                   ----------      ----------      -----------      -----------
                                                      163,022         164,534          460,875          391,854

Income before income taxes                            513,699         425,639        1,286,462        1,060,429
Provision for income taxes                            180,000         151,000          450,000          376,000
                                                   ----------      ----------      -----------      -----------
Net income                                         $  333,699      $  274,639      $   836,462      $   684,429
                                                   ==========      ==========      ===========      ===========

Net income per share of common stock (Note 5)
   Basic                                           $     0.13      $     0.11      $      0.33      $      0.27
   Diluted                                         $     0.13      $     0.11      $      0.33      $      0.27

Dividends per common share                         $     0.03      $     0.03      $      0.09      $      0.08

Weighted average shares outstanding:
   Basic                                            2,511,400       2,503,400        2,508,382        2,500,499
   Diluted                                          2,534,937       2,504,265        2,528,771        2,500,787


See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

                                                                     Nine Months Ended
                                                              ------------------------------
                                                                 June 30,         July 1,
                                                                   2001             2000
                                                              ------------      -----------
Operating activities:
Net income                                                    $   836,462       $   684,429
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                477,389           547,394
     Provision for losses on accounts receivable                   28,872           (90,000)
     Gain on sale and disposal of property,
       plant and equipment                                                          (24,627)
     Decrease (increase) in cash value of life insurance              283           (53,586)
     Deferred compensation                                        (17,822)          (16,502)
     Changes in operating assets and liabilities:
        Accounts receivable                                       (12,630)         (526,998)
        Inventory                                                (160,193)          (58,887)
        Prepaid expenses and other assets                          (4,280)           46,792
        Accounts payable and accrued expenses                     114,379         1,142,014
                                                              -----------       -----------
Net cash provided by operating activities                       1,262,460         1,650,029

Investing activities:
Purchases of marketable securities                               (880,000)         (970,000)
Proceeds from sales of marketable securties                       425,000              --
Purchases of property, plant and equipment                       (202,914)         (416,390)
Proceeds from sale of property, plant,
  and equipment                                                                      29,200
Payments for other assets                                         (56,071)          (20,034)
                                                              -----------       -----------
Net cash used for investing activities                           (713,985)       (1,377,224)

Financing activities:
Dividends paid                                                   (225,786)         (200,072)
                                                              -----------       -----------

Increase in cash and cash equivalents                             322,689            72,733
Cash and cash equivalents at beginning of year                    587,663         1,029,586
                                                              -----------       -----------
Cash and cash equivalents at end of year                      $   910,352       $ 1,102,319
                                                              ===========       ===========


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

                                            June 30, 2001       Sep. 30, 2000
                                            -------------       -------------

Raw Materials                                 $1,609,009          $1,564,539
Finished Goods                                   617,666             501,943
                                            -------------       -------------
                                              $2,226,675          $2,066,482
                                            =============       =============

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                            June 30, 2001       Sep. 30, 2000
                                            -------------       -------------

Land                                           $ 317,343           $ 317,343
Land improvements                                240,016             240,016
Buildings                                      3,700,111           3,700,111
Machinery and equipment                        5,766,012           5,565,181
Furniture and fixtures                           535,684             533,601
Automobiles                                        9,520               9,520
Leasehold improvements                            11,345              11,345
                                            -------------       -------------
                                              10,580,031          10,377,117
Less accumulated depreciation                  7,315,675           7,030,917
                                            -------------       -------------
                                             $ 3,264,356         $ 3,346,200
                                            =============       =============

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

                                            June 30, 2001       Sep. 30, 2000
                                            -------------       -------------

Patents, net of accumulated amortization
  of $983,501 (June 2001) and $901,437
  (Sep. 2000)                                  $ 374,192         $   425,185
Cash value of life insurance policies          1,442,003           1,442,286
Other                                            257,760             146,699
                                            -------------       -------------
                                             $ 2,073,955         $ 2,014,170
                                            =============       =============

NOTE 5 -   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

                                                       Three Months Ended             Nine Months Ended
                                                  June 30, 2001   July 1, 2000    June 30, 2001   July 1, 2000
                                                  -------------   ------------    -------------   ------------
Numerator for basic and diluted
  earnings per share:
Net income                                         $  333,699      $  274,639      $  836,462      $  684,429
                                                   ==========      ==========      ==========      ==========

Denominator:
  Denominator for basic earnings per share
    weighted average shares                         2,511,400       2,503,400       2,508,382       2,500,499
  Effect of dilutive securities:
    Employee and board stock options                   23,537             865          20,389             288
                                                   ----------      ----------      ----------      ----------
  Denominator for diluted earnings per share:
    Adjusted weighted average shares
      and assumed conversions                       2,534,937       2,504,265       2,528,771       2,500,787
                                                   ==========      ==========      ==========      ==========

Net income per share:
  Basic                                            $     0.13      $     0.11      $     0.33      $     0.27
  Diluted                                          $     0.13      $     0.11      $     0.33      $     0.27


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

The following table summarizes certain information on industry segments:

                                      Three Months Ended                   Nine Months Ended
                               June 30, 2001     July 1, 2000      June 30, 2001       July 1, 2000
                               -------------     ------------      -------------       ------------
Net sales:
  Medical                       $ 4,487,789       $ 3,801,028       $ 12,846,060       $ 11,322,935
  Custom products                 2,858,874         3,048,754          8,137,758          7,773,761
                                -----------       -----------       ------------       ------------
Total                             7,346,663         6,849,782         20,983,818         19,096,696
                                ===========       ===========       ============       ============

Operating profit (loss):
  Medical                           472,018           265,214          1,239,574            864,537
  Custom products                   (23,176)           86,054            (30,388)            94,266
                                -----------       -----------       ------------       ------------
Total                               448,842           351,268          1,209,186            958,803

Corporate expense                   (98,165)          (90,163)          (383,599)          (290,228)
Other income                        163,022           164,534            460,875            391,854
                                -----------       -----------       ------------       ------------
Income before income taxes      $   513,699       $   425,639       $  1,286,462       $  1,060,429
                                ===========       ===========       ============       ============

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 - "Business Combinations." This statement addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. The statement is effective for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142 - "Goodwill and Other Intangible Assets." This statement addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001.

The Company is currently evaluating the impact that these new standards will have on its financial statements.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the third quarter of fiscal 2001 rose 7% to $7.3 million compared with $6.8 million in the third quarter of fiscal 2000. For the year to date in fiscal 2001, net sales increased 10% to $21.0 million from $19.1 million in the same period last year. The increase in sales for the third quarter was mostly due to higher medical mattress sales. The increase in net sales for the year to date resulted from higher sales volume in both the medical and custom products segments.

         Net income for the third quarter of fiscal 2001 rose 22% to $334,000 or 13 cents a diluted share, compared with $275,000 or 11 cents a diluted share, in the third quarter of fiscal 2000. The earnings increase during the quarter was due to higher medical sales volume, a more profitable product mix, and lower manufacturing overhead and administrative expenses.

         Net income for the year to date increased 22% to $836,000 or 33 cents a diluted share, compared with $684,000 or 27 cents a diluted share, in the first nine months of fiscal 2000. The year-to-date increase was due mostly to the higher sales volume and a favorable product mix.

         The Company's total medical sales increased 18% to $4.5 million in the third quarter this year from $3.8 million in the same quarter last year. Medical mattress sales were up 32% in the third quarter while sales of overlays, positioners, and seating products increased by 1%, 7%, and 8%, respectively. For the year to date in fiscal 2001, medical sales rose 13% to $12.8 million from $11.3 million in the same period last year due mostly to an increase in unit sales of mattresses which rose by 36%. During the year-to-date period, sales of overlays declined by 6%, while sales of positioners and seating products increased by 5% and 6%, respectively. Management expects that sales of medical products for the remainder of fiscal 2001 will be similar to those of the same period in fiscal 2000.

         Sales in the custom products segment decreased by 6% during the third quarter to $2.86 million from $3.05 million in the same period last year. The decline occurred entirely in our industrial product lines which have been weak due to the slowing economy. Sales of industrial products tend to be sensitive to economic cycles and were soft during the first three quarters of fiscal 2001. Year-to-date sales of custom products increased 5% to $8.1 million from $7.8 million in the same period last year. The sales increase for the year to date resulted from higher demand for consumer mattress pads and pillows sold through our marketing partner, Louisville Bedding Company. Management expects that sales in the custom products segment during the remainder of fiscal 2001 will be similar to those of the same quarter in fiscal 2000.

         The Company's gross profit increased 16% to $2.24 million for the third quarter of 2001 compared with $1.94 million in the third quarter of fiscal 2000. The gross margin percentage for the third quarter of fiscal 2001 increased to 30.6% compared with 28.3% in the third quarter last year. Year-to-date gross profit increased 14% to $6.31 million in the first nine months of fiscal 2001 from $5.55 million for the same period last year. The year-to-date gross margin percentage increased to 30.1% from 29.1% for the same period last year. The increases in gross profit level and gross margin percentage resulted from higher sales volume and a more profitable product mix as medical sales, which generally have a higher gross margin, grew faster than sales of custom products. The medical segment has a higher gross margin than the custom products segment mainly because many of the Company's medical products are patented and proprietary. Management expects the Company's gross margin percentage for fiscal 2001 to be slightly higher than that of fiscal 2000.

         Sales and marketing expenses increased by 29%, or $315,000, to $1.4 million during the third quarter of fiscal 2001 compared with the same quarter last year. For the year to date in fiscal 2001, these expenses increased, 19% or $608,000, to $3.8 million in fiscal 2001 compared with $3.2 million for the same period last year. The changes were due to increases in commissions, shipping expense, product development expense, and evaluation samples. Total sales and marketing expenses for fiscal 2001 are expected to be higher than those of fiscal 2000.

         General and administrative expenses decreased 17% for the third quarter of fiscal 2001 to $480,000 compared with $576,000 in the third fiscal quarter of last year. The decrease in administrative expenses resulted primarily from a decline in bad debt expense. For the year-to-date, general and administrative expenses were flat at $1.6 million compared with the same period last year. General and administrative expenses for fiscal year 2001 are expected to be similar to those of fiscal 2000.

         Investment income decreased by 16% to $45,500 in the third quarter of fiscal 2001 compared with $53,900 in the same quarter last year. The decrease for the quarter was due to lower interest rates on the Company's floating rate debt securities. For the first nine months of fiscal 2001 investment income increased by 2% to $148,700 compared with $145,300 in the same period last year. The year-to-date increase was due to higher marketable securities balances during the period.

         Royalty income and other increased 6% to $117,500 in the third quarter of fiscal 2001 and rose 27% to $312,200 for the year-to-date as a result of increased royalty income on a shielded syringe product licensed to Becton & Dickinson. Management expects total non-operating income for the remainder of fiscal 2001 to be similar to that of the same period in fiscal 2000.

         During the first nine months of fiscal 2001, the Company paid dividends of $225,800 or 27% of net income for the year-to-date period. This amount represented three quarterly dividends of $.03 per share.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of $1.26 million during the first three quarters of fiscal 2001 compared with $1.65 in the same period last year. The decline in cash flow for the first nine months of fiscal 2001 was due mostly to higher inventory levels and a decrease in accrued liabilities during the period. The Company's working capital increased by $765,000 or 9% during the nine months ended June 30, 2001 as a result of higher cash, marketable securities, and inventory levels. In addition, the current ratio increased to
4.0 at June 30, 2001 from 3.8 at fiscal year end 2000.

         Accounts receivable, net of allowances, remained level at $4.3 million at the end of the third quarter of fiscal 2001 compared to the end of fiscal 2000. Average collection time for the year-to-date in fiscal 2001 was 54.5 days compared with 52.7 days for the same period last year. All of the Company's accounts receivable are unsecured.

         Inventory levels increased 8% or $160,000 to $2.2 million at the end of the third quarter of fiscal 2001 compared with $2.1 million at the end of fiscal 2000. The increase occurred primarily in the areas of consumer finished goods and medical raw materials, and was related to increased sales volume in both areas. Management expects inventory levels during the remainder of fiscal 2001 to be similar to those of fiscal 2000.

         Net property and equipment declined 2% during the first nine months of fiscal 2001. Capital expenditures of $203,000 were offset by normal depreciation expense. Management does not expect to make significant capital expenditures during the remainder of fiscal 2001. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of the final payment. Realized gains and losses on the contracts would not be incurred unless the Company cancelled the equipment order after entering into the forward contracts. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable increased by $429,000 or 27% compared with fiscal year end 2000, reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $314,000 or 21% compared with fiscal year end 2000 as a result of decreases in accrued incentive compensation and medical insurance expense.

         Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2001.

IMPACT OF INFLATION

         Inflation was not a significant factor for the Company during the third quarter of fiscal 2001. However, an increase in future inflation rates could affect the Company primarily through higher raw material costs. The Company would attempt to recover potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that we would be able to fully offset the higher material costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3.  MARKET RISK

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investment securities. As of June 30, 2001, the Company held $4.85 million in securities available for sale. These securities consisted primarily of bonds called "variable rate demand notes" or "low floaters," which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day's notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after tax earnings by approximately $48,000.

         In addition, the Company's other assets at June 30, 2001 included $1.4 million in cash value of life insurance. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the "Fund"). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management is unable to quantify this risk, but we believe that normal market and interest rate fluctuations (such as those seen in the last 15 years) would not have a material effect on the financial position of the Company.

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












DATE:  August 10, 2001