Form 10-K
period 2001-09-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2001-12-19
CIK 718924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended SEPTEMBER 29, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to
         _________.

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                           57-0525804
-------------------------------                               -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                               Identification No.)

                               70 Commerce Center
                        Greenville, South Carolina 29615
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 288-8877
       ------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of exchange on which registered
-------------------                      ------------------------------------
      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                  Title of each class
-----------------------------------------------------------
               Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 12, 2001 was $11,415,568.

         The number of shares of the registrant's common stock, no par value, outstanding as of December 12, 2001 was 2,517,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 1, 2002 are incorporated by reference into Part III.

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

         The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2001 were approximately $1.3 million or 4% of total net sales. The majority of the Company's export sales occurred in Canada.

                              INDUSTRY SEGMENT DATA

         The industry segment data included in Note 16 to the Company's audited financial statements for the year ended September 29, 2001, presented on pages 21 and 22 of the 2001 Annual Report, is incorporated herein by reference.

MEDICAL PRODUCTS

         Span-America's principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers primarily in North America. Sales of medical products represented 60% of total net sales in 2001, 58% of total net sales in 2000, and 65% of total net sales in 1999.

         Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt(R) overlay. Mattress overlays comprised approximately 18% of the Company's total net sales in fiscal 2001. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to pressure ulcers. Span-America's overlay products are mattress pads as compared to complete mattresses and are marketed as less expensive alternatives to generally higher priced air and water mattresses. The mattress overlays are designed for single patient use.

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

          All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Beginning with the government's 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly are electing to purchase these products outright through the Company's distributors rather than continuing to rent them. During fiscal 2001, replacement mattresses and related products made up approximately 24% of total net sales.

         Patient Positioners. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids(R). Span-Aids accounted for approximately 14% of the Company's net sales in fiscal 2001. This is the original product line of the Company and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold the patient's body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

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

         Seating Products. The final category of medical products made by Span-America consists of seating cushions and related products that address the needs of the patient when in the seated position. The Company's offerings can be subdivided into three main categories. (1) Seating products made specifically as an aid to wound healing include the Isch-Dish(R) and Sacral Dish(R) pressure relief cushions. (2) Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt(R) Contour(TM) cushion, the Equalizer(TM), and the EZ-Dish(TM). The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base. Like the Isch-Dish, The Equalizer is recognized for reimbursement among seating products covered by the Medicare system. This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists. The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients. (3) Seating products designed to address pressure management without additional positioning benefits include the Gel-T(R) cushion and the Geo-Matt and Geo-Matt PRT(R) wheelchair cushions. The Gel-T is a gel/foam combination cushion popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Company's proprietary Geo-Matt anti-shearing surface. Seating products accounted for approximately 5% of the Company's net sales in fiscal 2001.

         Distributor Relationship. During fiscal 2001, approximately 22% of the Company's medical products were sold to Allegiance Healthcare Corporation ("Allegiance") which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 22 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. In 1998, Allegiance was acquired by Cardinal Healthcare, Inc. and has continued to function as a separate unit of Cardinal. The Company's distribution agreement with Allegiance has been unaffected by these ownership changes.

CUSTOM PRODUCTS

         Span-America's custom products segment includes two major product lines: consumer products and industrial products. The Company's consumer product line consists primarily of convoluted mattress overlays and specially designed pillows for the consumer bedding market. In fiscal 2001, approximately 68% of the Company's total custom products sales were distributed through Louisville Bedding Corporation, an international manufacturer and marketer of bedding products.

         In 1990, Span-America introduced its TerryFoam(R) comfort products, which are designed to be used on all types of outdoor furniture. These products are manufactured in the Company's Greenville, SC plant. They are being sold and distributed directly by Span-America to retailers nationwide.

         Span-America's industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products which are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications instead of being made to stock. To date, most of the Company's industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturers representatives selling its foam fabrication capabilities primarily in the Southeast. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics, automotive, and sports equipment industries.

         Custom products represented approximately 40% of the Company's total net sales in fiscal 2001, compared to 42% in fiscal 2000 and 35% in fiscal 1999.

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

         The market for therapeutic replacement mattresses has developed principally during the 1990's. Competitors include Invacare, Sunrise Medical, KCI and Hill-Rom. The other competitors use combinations of their own sales representatives and manufacturer's representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

         Most of the Company's competitors in the health care segment are larger and have greater resources than Span-America.

         Custom Products. In the custom products segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Foamex, Leggett and Platt, and ER Carpenter, all of which are larger and have greater resources than Span-America. The Company also has a number of competitors in the market for its industrial products, including Tuscarora and UFP Technology. These competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are as important as the price of the product.

                                 MAJOR CUSTOMERS

         The Company has a business relationship with Allegiance to distribute certain of its medical foam products. In fiscal 2001 sales to Allegiance amounted to approximately 13% of the Company's total net sales and approximately 22% of the Company's sales in the medical segment. Span-America also has a relationship with Louisville Bedding Corporation to distribute certain of its consumer foam products. Sales to Louisville Bedding Corporation during fiscal 2001 made up approximately 26% of the Company's total net sales and approximately 68% of sales in the custom products segment.

         See "Distributor Relationship" on page 5 and "Competition" on page 6 for more information on major customers.

                                 SEASONAL TRENDS

         Some seasonality can be identified in certain of the Company's medical and consumer foam products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

                             PATENTS AND TRADEMARKS

         The Company holds 38 federally registered trademarks and 16 foreign trademark registrations, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

         The Company also holds 58 United States patents and 7 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

         Span-America's principal patents include the patents on its Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Company's Geo-Matt and Geo-Mattress patents have remaining lives ranging from 5 to 9 years with additional patents pending. The Company's PressureGuard patents have remaining lives ranging from 12 to 16 years with additional patents pending. The Company's Span-Aids patents have remaining lives ranging from 0 to 12 years.

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

         As of September 29, 2001, Span-America had unshipped orders of approximately $948,000, which represents a 27% decrease compared to a backlog of $1.3 million at fiscal year end 2000. All orders in the current backlog will be filled in the 2002 fiscal year.

                                    EMPLOYEES

         On September 29, 2001, the Company had 221 full-time employees, including 5 officers. Of these employees, 17 were executive or management personnel, 16 were administrative and clerical personnel, 18 were sales personnel, and 165 were manufacturing employees. The Company is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

         The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot facility in Norwalk, California. The lease expires in December 31, 2003 at a rental rate of $19,469 per month, increasing annually to $20,855 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 7 of the Company's 2001 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the inside back cover of the Company's 2001 Annual Report is incorporated herein by reference.

         In September 1994, the Board of Directors approved a resolution changing their annual Director's compensation from cash to stock. The following table sets forth information about unregistered shares of common stock issued to the Company's non-employee Directors in lieu of annual cash compensation for their service as Directors.

                    # Shares of Common                  Fair Market Value on               Aggregate
Issue Date             Stock Issued                   Issue Date ($ Per Share)           Consideration
----------             ------------                   ------------------------           -------------
02/08/95                   7,000                               $5.125                       $35,875
03/25/96                   6,000                                6.375                        38,250
01/03/97                   5,000                                4.250                        21,250
02/03/97                   4,000                                5.000                        20,000
01/15/98                   8,000                                6.875                        55,000
01/28/99                   8,000                                5.000                        40,000
01/10/00                   8,000                                3.500                        28,000
01/12/01                   8,000                                5.000                        40,000

         The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

Item 6.  Selected Financial Data

         The information contained in the "Selected Financial Information" on page 6 of the Company's 2001 Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Financial Analysis

         Management's Discussion and Financial Analysis on pages 8 through 10 of the Company's 2001 Annual Report are incorporated herein by reference.


Item 7a. Qualitative and Quantitative Disclosures About Market Risk

         The information contained in the section titled "Market Risk" on page 10 of the Company's 2001 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company included on pages 11 through 24 of the Company's 2001 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

         Information required under Items 10, 11, 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2001 fiscal year under the headings "Election of Directors," "Business Experience of Nominees and Directors," "Executive Officers," "Compensation of Directors and Executive Officers," "Certain Transactions," and "Security Ownership of Certain Beneficial Owners and Management."

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

10.14.2 Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.15 1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.16 Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation: Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000
                  10-K"), Commission File No. 0-11392.

13.1              2001 Annual Report to Shareholders.

23.1              Consent of Elliott Davis, LLP

23.2              Report of Independent Auditors, Ernst & Young LLP

23.3              Consent of Ernst & Young LLP


         (b)  Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 29, 2001.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.


By:  /s/ Thomas D. Henrion                                     December 18, 2001
---------------------------------
Thomas D. Henrion
Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

 /s/ James D. Ferguson                      President, Chief Executive Officer
-------------------------------------
James D. Ferguson                           (Principal Executive Officer)

 /s/ Richard C. Coggins                     Chief Financial Officer and Director
-------------------------------------
Richard C. Coggins                          (Principal Financial Officer)

 /s/ Gwendolyn L. Randolph                  Controller
-------------------------------------
Gwendolyn L. Randolph

 /s/ B. Kenneth Bolt                        Director
-------------------------------------
B. Kenneth Bolt

 /s/ Robert H. Dick                         Director
-------------------------------------
Robert H. Dick

 /s/ Thomas F. Grady, Jr.                   Director
-------------------------------------
Thomas F. Grady, Jr.

 /s/ Thomas D. Henrion                      Director
-------------------------------------
Thomas D. Henrion

 /s/ Douglas E. Kennemore                   Director
-------------------------------------
Douglas E. Kennemore, M.D.

 /s/ J. Ernest Lathem                       Director
-------------------------------------
J. Ernest Lathem, M.D.

 /s/ James M. Shoemaker, Jr.                Director
-------------------------------------
James M. Shoemaker, Jr.

                                                                                      December 18, 2001

                           Annual Report on Form 10-K

                      Items 14 (a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year Ended September 29, 2001

                       Span-America Medical Systems, Inc.

                           Greenville, South Carolina

                       Span-America Medical Systems, Inc.

                        Form 10-K - Item 14(a)(1) and (2)

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 29, 2001 are incorporated by reference in Item 8:

         Balance Sheets - September 29, 2001 and September 30, 2000.

         Statements of Income - Years ended September 29, 2001, September 30, 2000, and October 2, 1999

         Statements of Shareholders' Equity - Years ended September 29, 2001, September 30, 2000, and October 2, 1999.

         Statements of Cash Flows - Years ended September 29, 2001, September 30, 2000, and October 2, 1999.

         Notes to Financial Statements - September 29, 2001.

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

                 SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS
                       SPAN-AMERICA MEDICAL SYSTEMS, INC.

             COL. A                         COL. B                         COL C.                      COL. D           COL. E
                                                                         ADDITIONS
             ------                         ------                         ------                      ------           ------
           Description                    Balance at            (1)                  (2)                               Balance at
                                         Beginning of    Charged to Costs      Charged to Other      Deductions-         End of
                                            Period         and Expenses       Accounts - Describe      Describe          Period
           -----------                      ------         ------------       -------------------      --------          ------
Year Ended September 29, 2001

Deducted from asset accounts:
  Reserve for uncollectible accounts        $304,000           $ 44,202                               $125,202 (a)       $223,000
  Reserve for discounts                       86,000            222,961                                165,961 (b)        143,000
                                            --------           --------              ----------       --------           --------
Totals                                      $390,000           $267,163                      --       $291,163           $366,000
                                            ========           ========              ==========       ========           ========
Year Ended September 30, 2000

Deducted from asset accounts:
  Reserve for uncollectible accounts        $326,000           $141,516                               $163,516 (a)       $304,000
  Reserve for discounts                       88,000            151,588                                153,588 (b)         86,000
                                            --------           --------              ----------       --------           --------
Totals                                      $414,000           $293,104                      --       $317,104           $390,000
                                            ========           ========              ==========       ========           ========
Year Ended October 2, 1999

Deducted from asset accounts:
  Reserve for uncollectible accounts        $262,000           $134,000                                $70,000 (a)       $326,000
  Reserve for discounts                      167,000            179,000                                258,000 (b)         88,000
                                            --------           --------              ----------       --------           --------
Totals                                      $429,000           $313,000                      --       $328,000           $414,000
                                            ========           ========              ==========       ========           ========

(a)  Uncollectible accounts written off.

(b)  Discounts claimed by customers.