Form 10-Q
period 2001-12-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2002-02-12
CIK 718924

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

           Common Stock, No Par Value - 2,527,900 shares as of 2/4/02
           ----------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - December 29, 2001 and September 29, 2001............3

         Statements of Income - Three months ended December 29, 2001 and
         December 30, 2000....................................................4

         Statements of Cash Flows - Three months ended December 29, 2001 and
         December 30, 2000....................................................5

         Notes to Financial Statements - December 29, 2001....................6

Item 2.  Management's Discussion and Analysis of Interim Financial
         Condition and Results of Operations..................................9

PART II. OTHER INFORMATION...................................................13
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...................................................................14
----------

SPAN-AMERICA MEDICAL SYSTEMS, INC.
BALANCE SHEETS

                                                                          December 29,       September 29,
                                                                              2001               2001
                                                                          (Unaudited)           (Note)
                                                                      ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $    862,148        $  1,074,391
   Securities available for sale (Note 2)                                   6,204,773           5,477,219
   Accounts receivable, net of allowances of $368,000
     (Dec. 2001) and $366,000 (Sep. 2001)                                   3,863,417           3,987,731
   Inventories (Note 3)                                                     2,152,937           2,103,162
   Prepaid expenses and deferred income taxes                                 224,052             299,489
                                                                      ------------------------------------
Total current assets                                                       13,307,327          12,941,992

Property and equipment, net (Note 4)                                        3,429,110           3,425,249
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $1,027,765 (Dec. 2001)
   and (Sep. 2001)                                                          1,924,131           1,924,131
Other assets  (Note 5)                                                      1,982,473           1,894,019
                                                                      ------------------------------------
                                                                         $ 20,643,041        $ 20,185,391
                                                                      ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  1,848,833        $  1,640,195
   Accrued and sundry liabilities                                           1,434,119           1,458,178
                                                                      ------------------------------------
Total current liabilities                                                   3,282,952           3,098,373

Deferred income taxes                                                         176,000             176,000
Deferred compensation                                                         977,034             983,125

Contingencies (Note 8)

Shareholders' equity (Note 6)
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,517,400
     at Dec. 2001 and  Sep. 2001                                               91,725              91,725
   Additional paid in capital                                                   1,708               1,708
   Retained earnings                                                       16,113,622          15,834,460
                                                                      ------------------------------------
Total shareholders' equity                                                 16,207,055          15,927,893
                                                                      ------------------------------------
                                                                         $ 20,643,041        $ 20,185,391
                                                                      ====================================


See accompanying notes.

Note: The Balance Sheet at September 29, 2001 has been derived from the audited financial statements at that date.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF INCOME
(Unaudited)

                                                                   Three Months Ended
                                                        -----------------------------------------
                                                              Dec. 29,                Dec. 30,
                                                                2001                    2000
                                                        -----------------       -----------------
Net sales                                                    $ 6,891,457             $ 7,144,263
Cost of goods sold                                             4,672,428               4,964,485
                                                        -----------------       -----------------
Gross profit                                                   2,219,029               2,179,778

Selling and marketing expenses                                 1,367,783               1,254,182
General and administrative expenses                              505,853                 562,039
                                                        -----------------       -----------------
                                                               1,873,636               1,816,221
                                                        -----------------       -----------------

Operating income                                                 345,393                 363,557

Non-operating income:
   Investment income                                              29,720                  58,711
   Royalty income and other                                      170,572                  82,061
                                                        -----------------       -----------------
                                                                 200,292                 140,772

Income before income taxes                                       545,685                 504,329
Provision for income taxes                                       191,000                 177,000
                                                        -----------------       -----------------
Net income                                                   $   354,685             $   327,329
                                                        =================       =================

Net income per share of common stock (Note 5):
   Basic                                                     $      0.14             $      0.13
   Diluted                                                   $      0.14             $      0.13

Dividends per common share                                   $      0.03             $      0.03

Weighted average shares outstanding:
   Basic                                                       2,517,400               2,503,400
   Diluted                                                     2,558,112               2,509,545


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Three Months Ended
                                                               -----------------------------------------
                                                                      Dec. 29,                Dec. 30,
                                                                        2001                    2000
                                                               -----------------       -----------------
OPERATING ACTIVITIES:
Net income                                                          $   354,685             $   327,329
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                      119,099                 156,772
     Provision for losses on accounts receivable                         24,000                  12,000
     Increase in cash value of life insurance                           (46,585)                 (1,586)
     Deferred compensation                                               (6,091)                 (5,640)
     Changes in operating assets and liabilities:
        Accounts receivable                                             102,759                  51,378
        Inventory                                                       (49,775)                116,828
        Prepaid expenses and other assets                                52,029                 (60,660)
        Accounts payable and accrued expenses                           184,578                 114,047
                                                               -----------------       -----------------
Net cash provided by operating activities                               734,699                 710,468

INVESTING ACTIVITIES:
Purchases of marketable securities                                     (800,000)               (355,000)
Proceeds from sale of marketable securities                              70,000
Purchases of property, plant and equipment                              (94,627)                 (2,850)
Payments for other assets                                               (46,793)                 (7,145)
                                                               -----------------       -----------------
Net cash used for investing activities                                 (871,420)               (364,995)

FINANCING ACTIVITIES:
Dividends paid                                                          (75,522)                (75,102)
                                                               -----------------       -----------------

(Decrease) increase in cash and cash equivalents                       (212,243)                270,371
Cash and cash equivalents at beginning of period                      1,074,391                 587,663
                                                               -----------------       -----------------
Cash and cash equivalents at end of period                          $   862,148             $   858,034
                                                               =================       =================


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 29, 2001

1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

2.  INVENTORIES
---------------

The components of inventories are as follows:
                                               Dec. 29, 2001     Sep. 29, 2001
                                              ---------------------------------

Raw materials                                   $ 1,526,772       $ 1,509,159
Finished goods                                      626,165           594,003
                                              ---------------------------------
                                                $ 2,152,937       $ 2,103,162
                                              =================================

3.  PROPERTY AND EQUIPMENT
--------------------------

Property and equipment, at cost, is summarized by major classification as follows:

                                               Dec. 29, 2001     Sep. 29, 2001
                                              ---------------------------------

Land                                            $   317,343       $   317,343
Land improvements                                   246,172           246,172
Buildings                                         3,727,761         3,727,761
Machinery and equipment                           6,087,061         5,992,434
Furniture and fixtures                              533,601           533,601
Automobiles                                           9,520             9,520
Leasehold improvements                               11,345            11,345
                                              ---------------------------------
                                                 10,932,803        10,838,176
Less accumulated depreciation                     7,503,693         7,412,927
                                              ---------------------------------
                                                $ 3,429,110       $ 3,425,249
                                              =================================

4.  OTHER ASSETS
----------------

Other assets consist of the following:
                                               Dec. 29, 2001     Sep. 29, 2001
                                              ---------------------------------
Patents, net of accumulated amortization
  of $1,039,893 (Dec. 2001)
  and $1,011,560 (Sep. 2001)                    $   335,186       $   354,226
Cash value of life insurance policies             1,415,439         1,368,854
Other                                               231,848           170,939
                                              ---------------------------------
                                                $ 1,982,473       $ 1,894,019
                                              =================================

5.  EARNINGS PER COMMON SHARE
-----------------------------

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                                   Dec. 29, 2001   Dec. 30, 2000
                                                   -----------------------------
Numerator for basic and diluted earnings per share
Net income                                          $   354,685     $   327,329
                                                   -----------------------------

Denominator:
Denominator for basic earnings per share
   weighted average shares                            2,517,400       2,503,400
Effect of dilutive securities:
   Employee and board stock options                      40,712           6,154
                                                   -----------------------------
Denominator for diluted earnings per share:
   Adjusted weighted average shares
   and assumed conversions                            2,558,112       2,509,554
                                                   =============================

Net income per share
   Basic                                            $      0.14     $      0.13
   Diluted                                          $      0.14     $      0.13

6.  OPERATIONS AND INDUSTRY SEGMENTS
------------------------------------

The company reports on two segments of business: medical and custom products. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and packaging products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

                                             Dec. 29, 2001     Dec. 30, 2000
                                           ------------------------------------
Net Sales:
  Medical                                     $ 4,356,249       $ 4,619,223
  Custom products                               2,535,208         2,525,040
                                           ------------------------------------
Total                                           6,891,457         7,144,263
                                           ====================================

Operating profit (loss):
  Medical                                     $   515,284       $   645,588
  Custom products                                 (66,355)         (149,590)
                                           ------------------------------------
Total                                             448,929           495,998

Corporate expense                                (103,536)         (132,441)
Other income                                      200,292           140,772
                                           ------------------------------------
Income before income taxes                    $   545,685       $   504,329
                                           ====================================


Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

7. GOODWILL AND OTHER INTANGIBLES
---------------------------------

On September 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (SFAS No. 142). As of December 29, 2001, the Company had goodwill (net of amortization) of $1,924,131 and patents and trademarks (net of accumulated amortization) of $354,226. These assets are part of the medical segment. The Company has re-assessed the useful lives of goodwill and patents and trademarks. Goodwill was determined to have an indefinite useful life. Amortization of goodwill ceased on September 30, 2001. The useful lives of individual patents and trademarks were reviewed and no material changes were required. No impairment losses were recorded on these intangible assets as a result of the adoption of SFAS No. 142. The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No 142.

                                                      Three Months Ended
                                              ---------------------------------
                                               Dec. 29, 2001     Dec. 30, 2000
                                              ---------------------------------
Reported net income                              $ 354,685         $ 327,329
Add back: Goodwill amortization after-tax                             30,936
                                              ---------------------------------
Adjusted net income                              $ 354,685         $ 358,265
                                              =================================

Basic earnings per share:
  Reported net income                            $    0.14         $    0.13
  Goodwill amortization after-tax                                       0.01
                                              ---------------------------------
  Adjusted net income                            $    0.14         $    0.14
                                              =================================

Diluted earnings per share:
  Reported net income                            $    0.14         $    0.13
  Goodwill amortization after-tax                                       0.01
                                              ---------------------------------
  Adjusted net income                            $    0.14         $    0.14
                                              =================================

8.  CONTINGENCIES
-----------------

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Net sales for the first quarter of fiscal 2002 decreased 4% to $6.9 million compared with $7.1 million in the first quarter of fiscal 2001. The sales decrease occurred primarily in the medical segment and was due to higher than usual medical sales in last year's first quarter as one of our distributors accelerated their purchases in advance of a scheduled price increase. Net income for the first quarter of fiscal 2002 rose 8% to $355,000, or $0.14 per diluted share, compared with net income of $327,000, or $0.13 per diluted share, in the first quarter of fiscal 2001. The earnings increase resulted from higher gross profit and increased royalties from product licensing.

         The Company's medical sales decreased 6% to $4.36 million in the first quarter this year from $4.62 million in the same quarter last year. The decline occurred primarily in sales of patient positioners and overlays which declined 22% and 25%, respectively, compared with the first quarter of last year. These declines were caused mostly by unusually high sales of overlays and positioners in last year's first quarter as one of our medical distributors accelerated their purchases in advance of a scheduled price increase. Sales to this distributor were about $400,000 higher than usual in the December 2000 quarter and $400,000 lower than usual in the March 2001 quarter. This unusual order pattern created an unfavorable medical sales comparison for the December 2001 quarter (Q1 of fiscal 2002) and is expected to result in a more favorable than normal comparison for the March 2002 quarter (Q2 of fiscal 2002). The Company's other medical product lines were not affected by the situation described above. Within the medical mattress product line, sales of powered products rose 122% during the quarter, and sales of non-powered mattresses declined by 18%. Sales of medical seating products were up by 8% from the first quarter last year. Medical sales also benefited from Selan(R) skin care products, which added $230,000 to first quarter sales. These products were not offered in the comparable quarter last year. Management expects that total medical sales for the year will be higher in fiscal 2002 than in fiscal 2001.

         Sales in the custom products business unit were flat at $2.5 million compared with the same period last year. Within that segment, sales of consumer foam bedding products rose 14 % to $1.9 million compared with $1.7 million in the first quarter of last year. Most of this increase occurred in the Geo-Systems(TM) line of mattress pads that are sold through Louisville Bedding Company. However, sales of industrial packaging products declined 26% to $623,000 compared with the same quarter last year. Most of the industrial products decline was due to the loss of a customer who redesigned their product, eliminating the need for our component part. In addition, sales of industrial products have been more affected than the Company's other product lines by the weakness in the U.S. economy. For the custom products segment, management expects that sales will be slightly higher in fiscal 2002 than in fiscal 2001.

         The Company's gross profit increased 2% to $2.22 million in the first quarter of fiscal 2002 compared with $2.18 million in the first quarter last year. The gross profit margin percentage rose to 32.2% compared with 30.5% last year. These improvements were due to a more profitable product mix in the medical segment and better raw material utilization, which resulted in lower overall material costs. Management expects that the Company's gross margin percentage for fiscal 2002 will be similar to that of fiscal 2001.

         Sales and marketing expenses were up 9% in the first quarter of fiscal 2002 to $1.37 million compared with $1.25 million in the prior year. The majority of the increases came in the areas of shipping costs and product development expenditures. The increase in product development expense reflects the Company's increased efforts in that area. Total sales and marketing expenses for fiscal 2002 are expected to be higher than those of fiscal 2001.

         General and administrative expenses decreased by $57,000 (10%) to $506,000 in the first quarter of fiscal 2002 compared with the first quarter of last year. The decline was due to (1) unrealized gains on the cash value of corporate-owned life insurance policies, and (2) the elimination of goodwill amortization expense as a result of the Company's adoption on September 30, 2001 of Statement of Financial Standards No. 142 - "Goodwill and Other Intangible Assets." Please see Note 7 in the Notes to Financial Statements for more details about amortization expense. The adoption of SFAS No. 142 is expected to reduce amortization expense by approximately $147,000 in fiscal 2002. However, other administrative expenses are expected to increase slightly during the year, partially offsetting the reduction in amortization expense.

         Non-operating income increased by 42% to $200,000 in the first quarter of fiscal 2002 compared with the same quarter last year due to higher royalty income from a syringe product licensed to Becton Dickinson & Company (BD). The Company's license agreement with BD is expected to expire in December 2005. The increase in royalty income was partially offset by a reduction in interest income of 49% due to falling interest rates on the company's marketable debt securities. Management expects total non-operating income in fiscal 2002 to be higher than that of fiscal 2001.

         During the first quarter of fiscal 2002, the Company paid dividends of $75,500, or 21% of net income. This payment represented one quarterly dividend of $0.03 per share.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company generated cash from operations of approximately $735,000 during the first quarter of fiscal 2002 compared with $710,000 in the first quarter of fiscal 2001. The Company's working capital increased by $181,000 (2%) to $10.0 million during the three months ended December 29, 2001 while the current ratio declined slightly to 4.1.

         Accounts receivable, net of allowances, declined by $124,000 (3%) to $3.9 million at the end of the first quarter of fiscal 2002 compared with $4.0 million at the end of fiscal 2001. The decline was due to normal monthly fluctuations in accounts receivable levels. All of the Company's accounts receivable are unsecured.

         Inventories increased 2% to $2.2 million at the end of the first quarter of fiscal 2002 compared with $2.1 million at fiscal year end 2001. The increase was due to normal monthly fluctuations in inventory levels. Management expects inventory levels during fiscal 2002 to be similar to those of fiscal 2001.

         Net property and equipment remained level at $3.4 million at the end of the first quarter of fiscal 2002 because depreciation expense generally offset capital expenditures of $95,000. Management expects that capital expenditures during fiscal 2002 will be similar to those of fiscal 2001. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable increased by $209,000 or 13% compared with fiscal year end 2001, reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $24,000 or 2% compared with fiscal year end 2001.

         Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2002.

IMPACT OF INFLATION
-------------------

         Inflation was not a significant factor for the Company during the third quarter of fiscal 2001. However, an increase in future inflation rates could affect the Company primarily through higher raw material and labor costs. The Company would attempt to recover potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that we would be able to fully offset the higher costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

                               ITEM 3. MARKET RISK

         The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of December 29, 2001, the Company held $6.2 million in securities available for sale. These securities consisted primarily of bonds called "variable rate demand notes" or "low floaters," which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day's notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after tax earnings by approximately $62,000.

         In addition, the Company's other assets at December 29, 2001 included $1.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the "Fund"). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended December 29, 2001, the Company's cash value of life insurance increased by 3%, creating income of approximately $45,000.

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

         None

ITEM 3.  Defaults Upon Senior Securities -

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The Company held its Annual Meeting of Shareholders on February 1, 2002. At this meeting, Thomas F. Grady, Jr., J. Ernest Lathem, M.D., and James
M. Shoemaker, Jr. were elected to three-year terms as directors. The voting details are as follows:

                                       For        Against    Abstain   Not Voted
                                    ---------     -------    -------   ---------

         Thomas F. Grady, Jr.       2,116,396     264,243       0          0
         J. Ernest Lathem, M.D.     2,273,019     107,620       0          0
         James M. Shoemaker, Jr.    2,117,396     263,243       0          0

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












DATE:  February 11, 2002