Form 10-Q
period 2002-03-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2002-05-14
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

            South Carolina                                  57-0525804
        -------------------------                       -------------------
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

        Common Stock, No Par Value - 2,531,150 shares as of May 8, 2002
        ---------------------------------------------------------------


                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 30, 2002 and September 29, 2001..............................................3

Statements of Income - three and six months ended March 30, 2002 and March 31, 2001.............................................................................4

Statements of Cash Flows - six months ended March 30, 2002 and
     March 31, 2001.................................................................................5

Notes to Financial Statements - March 30, 2002......................................................6

Item 2. Management's Discussion and Analysis of Interim Financial
     Condition and Results of Operations............................................................9

Item 3.  Market Risk...............................................................................12

PART II.  OTHER INFORMATION........................................................................13
---------------------------

Item 1            Legal Proceedings
Item 2            Changes in Securities
Item 3            Defaults upon Senior Securities
Item 4            Submission of Matters to a Vote of Security Holders
Item 5            Other Information
Item 6            Exhibits and Reports on Form 8-K

SIGNATURES.........................................................................................14
----------



Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SPAN-AMERICA MEDICAL SYSTEMS, INC.
BALANCE SHEETS

                                                                        March 30,            Sept. 29,
                                                                           2002                2001
                                                                       (Unaudited)            (Note)
                                                                      ---------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                                               $ 993,875          $ 1,074,391
   Securities available for sale                                           5,884,223            5,477,219
   Accounts receivable, net of allowances of $423,000
     (Mar. 2002) and $366,000 (Sep. 2001)                                  3,639,194            3,987,731
   Inventories (Note 2)                                                    2,090,364            2,103,162
   Prepaid expenses and deferred income taxes                                303,720              299,489
                                                                      ---------------     ----------------
Total current assets                                                      12,911,376           12,941,992

Property and equipment, net (Note 3)                                       3,366,746            3,425,249
Cost in excess of fair value of net assets acquired,
   net of accumulated amortization of $1,027,765 (Mar. 2002)
   and (Sep. 2001)                                                         1,924,131            1,924,131
Other assets (Note 4)                                                      2,390,171            1,894,019
                                                                      ---------------     ----------------
                                                                        $ 20,592,424         $ 20,185,391
                                                                      ===============     ================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                      $ 1,482,968          $ 1,640,195
   Accrued and sundry liabilities                                          1,312,307            1,458,178
                                                                      ---------------     ----------------
Total current liabilities                                                  2,795,275            3,098,373

Deferred income taxes                                                        176,000              176,000
Deferred compensation                                                        970,456              983,125
Shareholders' equity
   Common stock, no par value, 20,000,000 shares
     authorized; issued and outstanding shares 2,527,900
     (Mar. 2002) and 2,517,400 (Sep. 2001)                                   149,240               91,725
   Additional paid in capital                                                  1,708                1,708
   Retained earnings                                                      16,499,745           15,834,460
                                                                      ---------------     ----------------
Total shareholders' equity                                                16,650,693           15,927,893
                                                                      ---------------     ----------------
Contingencies (Note 8)
                                                                        $ 20,592,424         $ 20,185,391
                                                                      ===============     ================


See accompanying notes.

Note: The Balance Sheet at September 29, 2001 has been derived from the audited financial statements at that date.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF INCOME
(Unaudited)
                                                             Three Months Ended                Six Months Ended
                                                  -------------------------------  ----------------------------------
                                                    March 30,        March 31,        March 30,         March 31,
                                                      2002             2001             2002              2001
                                                  --------------  ---------------  ----------------  ----------------

Net sales                                           $ 7,557,360      $ 6,492,892      $ 14,448,816      $ 13,637,155
Cost of goods sold                                    5,007,493        4,608,182         9,679,920         9,572,667
                                                  --------------  ---------------  ----------------  ----------------
Gross profit                                          2,549,867        1,884,710         4,768,896         4,064,488

Selling and marketing expenses                        1,524,866        1,167,483         2,892,649         2,421,665
General and administrative expenses                     585,227          605,874         1,091,081         1,167,914
                                                  --------------  ---------------  ----------------  ----------------
                                                      2,110,093        1,773,357         3,983,730         3,589,579
                                                  --------------  ---------------  ----------------  ----------------

Operating income                                        439,774          111,353           785,166           474,909

Non-operating income:
Investment income                                        20,923           44,479            50,644           103,190
Royalty income                                          166,264          111,962           336,217           193,510
Other income                                             86,999              640            87,618             1,154
                                                  --------------  ---------------  ----------------  ----------------
                                                        274,186          157,081           474,479           297,854
                                                  --------------  ---------------  ----------------  ----------------

Income before income taxes                              713,960          268,434         1,259,645           772,763
Provision for income taxes                              252,000           93,000           443,000           270,000
                                                  --------------  ---------------  ----------------  ----------------
Net income                                            $ 461,960        $ 175,434         $ 816,645         $ 502,763
                                                  ==============  ===============  ================  ================

Net income per share of common stock (Note 5)
   Basic                                                 $ 0.18           $ 0.07            $ 0.32            $ 0.20
   Diluted                                               $ 0.18           $ 0.07            $ 0.32            $ 0.20

Dividends per common share                               $ 0.03           $ 0.03            $ 0.06            $ 0.06

Weighted average shares outstanding:
   Basic                                              2,524,515        2,510,345         2,520,958         2,506,873
   Diluted                                            2,592,129        2,541,829         2,575,121         2,525,688


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six Months Ended
                                                               -------------------------------------
                                                                  March 30,            March 31,
                                                                    2002                 2001
                                                               ----------------     ----------------
Operating activities:
Net income                                                           $ 816,645            $ 502,763
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                     239,463              310,703
     Provision for losses on accounts receivable                        48,000               24,000
     (Increase) decrease in cash value of life insurance               (70,585)              30,283
     Deferred compensation                                             (12,669)             (11,731)
     Income received from Prudential demutualization                   (83,636)
     Changes in operating assets and liabilities:
        Accounts receivable                                            307,168              231,376
        Inventory                                                       12,798               12,324
        Prepaid expenses and other assets                             (130,939)             (87,455)
        Accounts payable and accrued expenses                         (303,098)            (631,586)
                                                               ----------------     ----------------
Net cash provided by operating activities                              823,147              380,677

Investing activities:
Purchases of marketable securities                                    (800,000)            (580,000)
Proceeds from sales of marketable securties                            470,000              225,000
Purchases of property, plant and equipment                            (130,388)             (87,882)
Payments for other assets                                             (301,831)             (55,958)
                                                               ----------------     ----------------
Net cash used for investing activities                                (762,219)            (498,840)

Financing activities:
Dividends paid                                                        (151,359)            (150,444)
Common stock issued upon exercise of options                             9,915
                                                               ----------------     ----------------
Net cash used for financing activities                                (141,444)            (150,444)

Decrease in cash and cash equivalents                                  (80,516)            (268,607)
Cash and cash equivalents at beginning of year                       1,074,391              587,663
                                                               ----------------     ----------------
Cash and cash equivalents at end of year                             $ 993,875            $ 319,056
                                                               ================     ================


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 30, 2002

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

NOTE 2 - INVENTORIES
         -----------

The components of inventories are as follows:

                                                                            Mar. 30, 2002    Sep. 29, 2001
                                                                            -------------    -------------

Raw Materials                                                                 $ 1,375,832      $ 1,509,159
Finished Goods                                                                    714,532          594,003
                                                                              -----------      -----------
                                                                              $ 2,090,364      $ 2,103,162
                                                                              ===========      ===========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

                                                                           Mar. 30, 2002    Sep. 29, 2001
                                                                           -------------    -------------

Land                                                                          $   317,343      $   317,343
Land improvements                                                                 246,172          246,172
Buildings                                                                       3,727,761        3,727,761
Machinery and equipment                                                         5,641,276        5,992,434
Furniture and fixtures                                                            535,221          533,601
Automobiles                                                                         9,520            9,520
Leasehold improvements                                                             11,345           11,345
                                                                              -----------      -----------
                                                                               10,488,638       10,838,176
Less accumulated depreciation                                                   7,121,892        7,412,927
                                                                              -----------      -----------
                                                                              $ 3,366,746      $ 3,425,249
                                                                              ===========      ===========

NOTE 4 - OTHER ASSETS
         ------------

Other assets consist of the following:

                                                                            Mar. 30, 2002    Sep. 29, 2001
                                                                            -------------    -------------
Patents, net of accumulated amortization
  of $1,062,132 (Mar. 2002) and $1,011,560 (Sep. 2001)                        $   315,484      $   354,226
Cash value of life insurance policies                                           1,439,439        1,368,854
Deposits on inventory and equipment                                               295,347          116,140
Other                                                                             339,901           54,799
                                                                              -----------      -----------
                                                                              $ 2,390,171      $ 1,894,019
                                                                              ===========      ===========

NOTE 5 -  EARNINGS PER COMMON SHARE
          -------------------------

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

                                                                 Three Months Ended                Six Months Ended
                                                           Mar. 30, 2002   Mar. 31, 2001    Mar. 30, 2002    Mar. 31, 2001
                                                           -------------   -------------    -------------    -------------
Numerator for basic and diluted
  earnings per share:
Net income                                                     $ 461,960        $ 175,434        $ 816,645        $ 502,763
                                                               =========        =========        =========        =========

Denominator:
  Denominator for basic earnings per share
    weighted average shares                                    2,524,515        2,510,345        2,520,958        2,506,873
  Effect of dilutive securities:
    Employee and board stock options                              67,614           31,484           54,163           18,815
                                                               ---------        ---------        ---------        ---------
  Denominator for diluted earnings per share:
    Adjusted weighted average shares
      and assumed conversions                                  2,592,129        2,541,829        2,575,121        2,525,688
                                                               =========        =========        =========

Net income per share:
  Basic                                                           $ 0.18           $ 0.07           $ 0.32           $ 0.20
  Diluted                                                         $ 0.18           $ 0.07           $ 0.32           $ 0.20


NOTE 6 - OPERATIONS AND INDUSTRY SEGMENTS
         --------------------------------

The company reports on two segments of business: medical and custom products. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and packaging products and therefore complies with the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

                                                                 Three Months Ended                Six Months Ended
                                                           Mar. 30, 2002   Mar. 31, 2001    Mar. 30, 2002    Mar. 31, 2001
                                                           -------------   -------------    -------------    -------------
Net sales:
  Medical                                                    $ 4,743,671      $ 3,739,048      $ 9,099,919      $ 8,358,271
  Custom products                                              2,813,689        2,753,844        5,348,897        5,278,884
                                                             -----------      -----------      -----------      -----------
Total                                                          7,557,360        6,492,892       14,448,816       13,637,155
                                                             ===========      ===========      ===========      ===========

Operating profit (loss):
  Medical                                                        453,748          121,968          969,032          767,556
  Custom products                                                124,126          142,378           57,771           (7,212)
                                                             -----------      -----------      -----------      -----------
Total                                                            577,874          264,346        1,026,803          760,344

Corporate expense                                               (138,100)        (152,994)        (241,636)        (285,435)
Other income                                                     274,186          157,082          474,478          297,854
                                                             -----------      -----------      -----------      -----------
Income before income taxes                                   $   713,960      $   268,434      $ 1,259,645      $   772,763
                                                             ===========      ===========      ===========      ===========

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 7 - GOODWILL AND OTHER INTANGIBLES
         ------------------------------

On September 30, 2001 the Company adopted SFAS No. 142 - "Goodwill and Other Intangible Assets" (SFAS No. 142). As of March 30, 2002, the Company had goodwill (net of amortization) of $1,924,131 and patents and trademarks (net of accumulated amortization) of $315,484. These assets are part of the medical segment. The Company has re-assessed the useful lives of goodwill and patents and trademarks. Goodwill was determined to have an indefinite useful life. Amortization of goodwill ceased on September 30, 2001. The useful lives of individual patents and trademarks were reviewed and no material changes were required. The Company has completed the first step of the goodwill impairment test and has determined that goodwill is not impared. Consequently, no impairment losses were recorded on the Company's intangible assets as a result of the adoption of SFAS No. 142.

The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

                                                                 Three Months Ended                Six Months Ended
                                                           Mar. 30, 2002    Mar. 31, 2001    Mar. 30, 2002    Mar. 31, 2001
                                                           -------------    -------------    -------------    -------------
Reported net income                                            $ 461,960        $ 175,434        $ 816,645        $ 502,763
Add back: Goodwill amortization after-tax                                          30,936                            61,872
                                                               ---------        ---------        ---------        ---------
Adjusted net income                                            $ 461,960        $ 206,370        $ 816,645        $ 564,635
                                                               =========        =========        =========        =========

Basic earnings per share:
  Reported net income                                          $    0.18        $    0.07        $    0.32        $    0.20
  Goodwill amortization after-tax                                                    0.01                              0.02
                                                               ---------        ---------        ---------        ---------
  Adjusted net income                                          $    0.18        $    0.08        $    0.32        $    0.22
                                                               =========        =========        =========        =========

Diluted earnings per share:
  Reported net income                                          $    0.18        $    0.07        $    0.32        $    0.20
  Goodwill amortization after-tax                                                    0.01                              0.02
                                                               ---------        ---------        ---------        ---------
  Adjusted net income                                          $    0.18        $    0.08        $    0.32        $    0.22
                                                               =========        =========        =========        =========

NOTE 8 - CONTINGENCIES
         -------------

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Net sales for the second quarter of fiscal 2002 rose 16% to $7.6 million compared with $6.5 million in the second quarter of fiscal 2001. For the year to date in fiscal 2002, net sales increased 6% to $14.4 million from $13.6 million in the same period last year. The increase in net sales for the second quarter and year to date resulted from higher unit sales of PressureGuard(R) therapeutic mattresses for the medical market and Geo-Systems(TM) mattress pads for the consumer market.

         Net income for the second quarter of fiscal 2002 rose 163% to $462,000, or 18 cents a diluted share, compared with $175,000, or 7 cents a diluted share, in the second quarter of fiscal 2001. Net income for the year to date increased 62% to $817,000 or 32 cents a diluted share, compared with $503,000, or 20 cents a diluted share, in the first six months of fiscal 2001. The increase in earnings for both the second quarter and year to date was due mostly to higher sales volume and higher non-operating income in the first half of fiscal 2002.

         The Company's total medical sales increased by 27% to $4.7 million in the second quarter this year from $3.7 million in the same quarter last year. Medical mattress sales rose 48% in the second quarter, while sales of overlays and positioners were up by 4% and 24%, respectively. The increases in overlays and positioners were related to unusual buying patterns in the first half of last fiscal year as one of our medical distributors accelerated their purchases in advance of a scheduled price increase. Sales to this distributor were about $400,000 higher than usual in the December 2000 quarter and $400,000 lower than usual in the March 2001 quarter. As a result, approximately $600,000 of the second quarter fiscal 2002 increase in medical sales was due to increased demand, and $400,000 was due to the situation described above. Without those timing differences, medical sales in the second quarter of fiscal 2002 would have increased approximately 14% compared with the same quarter in 2001. The Company's other medical product lines, including mattresses, skin care, and seating products, were not affected by the unusual buying patterns. Within the medical mattress product line, sales of powered products rose 181% during the quarter, and sales of non-powered mattresses increased by 19%. Sales of seating products were up by 16% from the second quarter last year. Medical sales also benefited from Selan(R) skin care products, which added $219,000 to second quarter sales. These products were not offered in the comparable quarter last year.

         For the year to date in fiscal 2002, medical sales rose 9% to $9.1 million from $8.4 million in the same period last year. The increase was driven by higher unit volumes of mattresses and seating products, which grew by 24% and 12%, respectively. These increases were partly offset by volume declines in overlays and positioners, which decreased by 12% and 4%, respectively. Management expects sales of medical products for the remainder of fiscal 2002 to be similar to those of the same period in fiscal 2001.

         Sales in the custom products segment increased by 2% during the second quarter to $2.81 million from $2.75 million in the same period last year. For the year-to-date, custom products sales increased 1% to $5.34 million from $5.28 million in the same period last year. The custom products segment includes consumer and industrial foam products. Sales of consumer foam products increased 12% in the second quarter and 13% for the year to date compared with the same periods last year as a result of higher demand for our consumer Geo-Systems(TM) overlays sold through our marketing partner, Louisville Bedding Company. However, sales of our industrial product lines have been weak due to the loss of a large customer and the slower manufacturing economy. Industrial sales declined 20% in the second quarter of 2002 and 23% for the year to date compared with the same periods in 2001. Most of the decline in industrial sales was due to the loss of a large customer who redesigned their product to remove the foam components. Management expects that custom product sales during the remainder of fiscal 2002 will be slightly higher than those of the same period in fiscal 2001.

         The Company's gross profit level increased by 35% in the second quarter of fiscal 2002 to $2.5 million from $1.9 million in the second quarter last year. The gross margin percentage for the second quarter increased to 33.7% compared with 29.0% in the second quarter last year. For the first half of fiscal 2002, gross profit increased 17% to $4.8 million from $4.1 million, and the gross margin percentage increased to 33.0% compared with 29.8% for the first half of fiscal 2001. The increases in gross margin for the second quarter and year to date were due to higher sales volume, a more profitable product mix in the medical segment, and improved manufacturing cost efficiencies. The medical segment has historically had a higher gross margin than the custom products segment mainly because most of the Company's medical products are patented and proprietary. Management expects the Company's gross margin percentage for fiscal 2002 to be similar to that of fiscal 2001.

         Sales and marketing expenses increased by $357,000 (31%) to $1.5 million during the second quarter of fiscal 2002 compared with the same quarter last year. For the year to date in fiscal 2002, these expenses increased $471,000 (19%) to $2.9 million compared with $2.4 million for the same period last year. For both the quarter and the year-to-date periods, the majority of the increases came in the areas of shipping costs, commissions, and incentive compensation. Total sales and marketing expenses for fiscal 2002 are expected to be higher than those of fiscal 2001.

         General and administrative expenses decreased $21,000 (3%) for the second quarter of fiscal 2002 to $585,000 compared with $606,000 in the second fiscal quarter of last year. For the year-to-date in fiscal 2002, general and administrative expenses decreased $77,000 (7%) to $1.09 million compared with $1.17 million for the same period in fiscal 2001. The declines for both the second quarter and year to date were due to (1) unrealized gains on the cash value of corporate-owned life insurance policies, and (2) the elimination of goodwill amortization expense as a result of the Company's adoption on September 30, 2001 of Statement of Financial Standards No. 142 - "Goodwill and Other Intangible Assets." Please see Note 7 in the Notes to Financial Statements for more details about amortization expense. The adoption of SFAS No. 142 is expected to reduce amortization expense by approximately $147,000 for the full year of fiscal 2002. However, other administrative expenses are expected to increase slightly during the year, partially offsetting the reduction in amortization expense.

         Non-operating income increased by 75% to $274,000 in the second quarter of fiscal 2002 compared with the same quarter last year. For the year-to-date, non-operating income increased by 59% to $474,000 in fiscal 2002 compared with the same period last year. The increases were caused by (1) a one-time, pre-tax gain of $84,000 ($55,000 or 2 cents a share after taxes) as a result of common stock received through the demutualization of Prudential Insurance Company, and
(2) higher royalty income on a shielded syringe product licensed to Becton and Dickinson Company (BD). The Company' license agreement with BD is expected to expire in December 2005. The Company's investment income declined by 53% in the second quarter of fiscal 2002 and 51% for the year to date. The decline in investment income is the result of lower interest rates on the Company's marketable debt securities. Management expects non-operating income for the remainder of fiscal 2002 to be similar to that of the same period in fiscal 2001.

         During the first six months of fiscal 2002, the Company paid dividends of $151,400 or 19% of net income for the year-to-date period. This amount represented two quarterly dividends of $0.03 per share.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company generated cash from operations of $823,000 during the first two quarters of fiscal 2002 compared with $381,000 in the same period last year. The increase in cash flow was caused mainly by higher net income and improved working capital management during the period.

          The Company's working capital increased by $272,000 or 3% during the six months ended March 30, 2002 due primarily to a reduction in accrued expenses and accounts payable. In addition, the current ratio increased to 4.6 at March 30, 2002 from 4.2 at fiscal year end 2001.

         Accounts receivable, net of allowances, decreased by $349,000 or 9% to $3.6 million at the end of the second quarter of fiscal 2002 compared with $4.0 million at the end of fiscal 2001. The decrease was due to normal monthly fluctuations in accounts receivable levels. All of the Company's accounts receivable are unsecured.

         Inventory levels remained level at $2.1 million at the end of the second quarter of fiscal 2002. Management expects inventory levels during the remainder of fiscal 2002 to be similar to those of fiscal 2001.

         Net property and equipment declined 2% during the first six months of fiscal 2002. Capital expenditures of $130,000 were offset by normal depreciation expense. Management expects capital expenditures during fiscal 2002 to be similar to those of fiscal 2001. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of the final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable decreased by $157,000 or 10% compared with fiscal year end 2001, reflecting normal monthly fluctuations. Accrued and sundry liabilities decreased by $146,000 or 10% compared with fiscal year end 2001 as a result of decreases in income taxes payable and accrued property taxes.

         Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2002.

IMPACT OF INFLATION
-------------------

         Inflation was not a significant factor for the Company during the second quarter of fiscal 2002. However, an increase in future inflation rates could affect the Company primarily through higher raw material and labor costs. The Company would attempt to recover potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that we would be able to fully offset the higher costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3.  MARKET RISK

         The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of March 30, 2002, the Company held $5.9 million in securities available for sale. These securities consisted primarily of bonds called "variable rate demand notes" or "low floaters," which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day's notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $59,000.

         In addition, the Company's other assets at March 30, 2002 included $1.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the "Fund"). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended March 30, 2002, the Company's cash value of life insurance increased by 2%, creating income of approximately $24,000. For the year to date in fiscal 2002, the Company's cash value of life insurance increased by 5%, creating income of approximately $69,000 compared with a loss of $32,000 for the same period last year.


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

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders -  None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits & Reports on Form 8-K

          (a)  Exhibits

               10.17   Addendum to Distribution  Agreement  between   Louisville
                       Bedding Company and Span-America Medical Systems, Inc. January 1, 2002

(b)      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SPAN-AMERICA MEDICAL SYSTEMS, INC.



                            /s/ Richard C. Coggins
                            ---------------------------------
                            Richard C. Coggins
                            Chief Financial Officer






                            /s/ James D. Ferguson
                            ----------------------------------
                            James D. Ferguson
                            President and Chief Executive Officer












DATE:     May 13, 2002