Form 10-Q
period 2002-06-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2002-08-14
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

                                       OR

             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________.

                         Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                South Carolina                      57-0525804
         ------------------------------      -----------------------------
         (State or other jurisdiction of     (IRS Employer
         incorporation or organization)      Identification Number)

                               70 Commerce Center
                        Greenville, South Carolina 29615
                       ---------------------------------
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (864) 288-8877

                                 Not Applicable
                                 --------------
     Former name, former address and former fiscal year, if changed since last report. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X No ___
        ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.
      Common Stock, No Par Value - 2,536,650 shares as of August 1, 2002.
      -------------------------------------------------------------------

                                      INDEX

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - June 29, 2002 and September 29, 2001..........................3

Statements of Income - three and nine months ended June 29, 2002 and June 30, 2001.........................................................4

Statements of Cash Flows - nine months ended June 29, 2002 and
     June 30, 2001.............................................................5

Notes to Financial Statements - June 29, 2002..................................6

Item 2. Management's Discussion and Analysis of Interim Financial
     Condition and Results of Operations.......................................9

PART II.  OTHER INFORMATION...................................................14
---------------------------

Item 1............Legal Proceedings
Item 2............Changes in Securities
Item 3............Defaults upon Senior Securities
Item 4............Submission of Matters to a Vote of Security Holders
Item 5............Other Information
Item 6............Exhibits and Reports on Form 8-K

SIGNATURES....................................................................15
----------

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets

                                               June 29,             Sept. 29,
                                                 2002                 2001
                                              (Unaudited)            (Note)
                                            ---------------     ----------------
Assets
Current assets:
   Cash and cash equivalents                    $ 523,269          $ 1,074,391
   Securities available for sale                6,155,192            5,477,219
   Accounts receivable, net of allowances
      of $395,000
     (June 2002) and $366,000 (Sep. 2001)       4,516,944            3,987,731
   Inventories (Note 2)                         2,399,259            2,103,162
   Prepaid expenses and deferred income taxes     267,960              299,489
                                            ---------------     ----------------
Total current assets                           13,862,624           12,941,992

Property and equipment, net (Note 3)            3,440,651            3,425,249
Cost in excess of fair value of net assets
   acquired, net of accumulated amortization
   of $1,027,765 (Jun. 2002) and (Sep. 2001)    1,924,131            1,924,131
Other assets (Note 4)                           2,295,065            1,894,019
                                            ---------------     ----------------
                                             $ 21,522,471         $ 20,185,391
                                            ===============     ================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                           $ 2,110,936          $ 1,640,195
   Accrued and sundry liabilities               1,303,949            1,458,178
                                            ---------------     ----------------
Total current liabilities                       3,414,885            3,098,373

Deferred income taxes                             176,000              176,000
Deferred compensation                             963,877              983,125
Shareholders' equity
   Common stock, no par value, 20,000,000
   shares authorized; issued and outstanding
   shares 2,535,650
   (June 2002) and 2,517,400 (Sep. 2001)          182,798               91,725
   Additional paid in capital                       1,708                1,708
   Retained earnings                           16,783,203           15,834,460
                                            ---------------     ----------------
Total shareholders' equity                     16,967,709           15,927,893
                                            ---------------     ----------------
Contingencies (Note 8)
                                             $ 21,522,471         $ 20,185,391
                                            ===============     ================


See accompanying notes.

Note: The Balance Sheet at September 29, 2001 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
                           Three Months Ended            Nine Months Ended
                      --------------------------   -----------------------------
                        June 29,      June 30,       June 29,          June 30,
                          2002         2001            2002              2001
                      ------------  ------------   --------------  -------------

Net sales              $ 8,343,492   $ 7,346,663    $ 22,792,309    $ 20,983,818
Cost of goods sold       5,814,481     5,101,288      15,494,403      14,673,955
                      ------------  ------------   --------------  -------------
Gross profit             2,529,011     2,245,375       7,297,906       6,309,863

Selling and marketing
expenses                 1,559,041     1,414,601       4,451,689       3,836,266
General and
administrative expenses    582,139       480,097       1,673,220       1,648,010
                      ------------  -------------  --------------  -------------
                         2,141,180     1,894,698       6,124,909       5,484,276
                      ------------  -------------  --------------  -------------

Operating income           387,831       350,677       1,172,997         825,587

Non-operating income:
Investment income           25,951        45,482          76,593         148,672
Royalty income             135,000       117,123         471,218         310,632
Other income                   610           417          88,229           1,571
                      -------------  -------------  --------------  ------------
                            161,561      163,022         636,040         460,875
                      -------------  -------------  --------------  ------------

Income before income taxes  549,392      513,699       1,809,037       1,286,462
Provision for income taxes  190,000      180,000         633,000         450,000
                      -------------- -------------  --------------  ------------
Net income                $ 359,392    $ 333,699     $ 1,176,037       $ 836,462
                      ============== =============  ==============  ============

Net income per share of
common stock (Note 5)
   Basic                     $ 0.14       $ 0.13          $ 0.47          $ 0.33
   Diluted                   $ 0.14       $ 0.13          $ 0.45          $ 0.33

Dividends per share of
common stock                 $ 0.03       $ 0.03          $ 0.09          $ 0.09

Weighted average shares
outstanding:
   Basic                  2,530,793    2,511,400       2,524,236       2,508,382
   Diluted                2,629,517    2,534,937       2,593,253       2,528,771


See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
                                                          Nine Months Ended
                                                   -----------------------------
                                                       June 29,        June 30,
                                                         2002            2001
                                                    -------------    -----------
Operating activities:
Net income                                           $ 1,176,037      $ 836,462
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       360,080        477,389
     Provision for losses on accounts receivable          72,000         28,872
     (Increase) decrease in cash value of life insurance (14,934)           283
     Deferred compensation                               (19,248)       (17,822)
     Income received from Prudential demutualization     (83,636)
     Changes in operating assets and liabilities:
        Accounts receivable                             (595,551)       (12,630)
        Inventory                                       (296,097)      (160,193)
        Prepaid expenses and other assets                (17,343)        (4,280)
        Accounts payable and accrued expenses            316,512        114,379
                                                     ------------    -----------
Net cash provided by operating activities                897,820      1,262,460

Investing activities:
Purchases of marketable securities                    (1,400,000)      (880,000)
Proceeds from sales of marketable securties              800,000        425,000
Purchases of property, plant and equipment              (314,758)      (202,914)
Payments for other assets                               (350,363)       (56,071)
                                                     -------------   -----------
Net cash used for investing activities                (1,265,121)      (713,985)

Financing activities:
Dividends paid                                          (227,294)      (225,786)
Common stock issued upon exercise of options              43,473
                                                     -------------   -----------
Net cash used for financing activities                  (183,821)      (225,786)

(Decrease) increase in cash and cash equivalents        (551,122)       322,689
Cash and cash equivalents at beginning of year         1,074,391        587,663
                                                     --------------  -----------
Cash and cash equivalents at end of quarter            $ 523,269      $ 910,352
                                                     ==============  ===========


See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 29, 2002

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001.


NOTE 2 - INVENTORIES
         -----------
The components of inventories are as follows:

                                                 Jun. 29, 2002    Sep. 29, 2001
                                                ---------------  ---------------

Raw Materials                                      $ 1,549,561      $ 1,509,159
Finished Goods                                         849,698          594,003
                                                ---------------  ---------------
                                                   $ 2,399,259      $ 2,103,162
                                                ===============  ===============


NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------
Property and equipment, at cost, is summarized by major classification as follows:

                                                 Jun. 29, 2002    Sep. 29, 2001
                                                 --------------  ---------------
Land                                                 $ 317,343        $ 317,343
Land improvements                                      246,172          246,172
Buildings                                            3,727,761        3,727,761
Machinery and equipment                              5,824,943        5,992,434
Furniture and fixtures                                 535,925          533,601
Automobiles                                              9,520            9,520
Leasehold improvements                                  11,345           11,345
                                                 ---------------  --------------
                                                    10,673,009       10,838,176
Less accumulated depreciation                        7,232,358        7,412,927
                                                 ---------------  --------------
                                                   $ 3,440,651      $ 3,425,249
                                                 ===============  ==============

NOTE 4 - OTHER ASSETS
         ------------
Other assets consist of the following:
                                                 Jun. 29, 2002    Sep. 29, 2001
                                                 --------------  ---------------
Patents, net of accumulated amortization
  of $1,072,284 (June 2002) and $1,011,560
  (Sep. 2001)                                        $ 311,276        $ 354,226
Cash value of life insurance policies                1,383,788        1,368,854
Deposits on inventory and equipment                    218,212          116,140
Other                                                  381,789           54,799
                                                 --------------  ---------------
                                                   $ 2,295,065      $ 1,894,019
                                                 ==============  ===============

NOTE 5 - EARNINGS PER COMMON SHARE
         -------------------------

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

                                   Three Months Ended        Nine Months Ended
                                 ----------------------  -----------------------
                                  Jun. 29,    Jun. 30,      Jun. 29,    Jun. 30,
                                    2002       2001           2002        2001
                                 ----------  ----------  ------------ ----------
Numerator for basic and diluted
  earnings per share:
Net income                        $ 359,392   $ 333,699  $ 1,176,037  $ 836,462
                                 =========== ==========  ============ ==========

Denominator:
  Denominator for basic earnings
  per share:
    Weighted average shares       2,530,793   2,511,400    2,524,236  2,508,382
  Effect of dilutive securities:
    Employee and board stock
    options                          98,724      23,537       69,017     20,389
                                 ----------  ----------  ------------ ----------
  Denominator for diluted earnings
  per share:
    Adjusted weighted average shares
      and assumed conversions     2,629,517   2,534,937    2,593,253  2,528,771
                                 =========== ==========  ============ ==========
Net income per share:
  Basic                              $ 0.14      $ 0.13       $ 0.47     $ 0.33
  Diluted                            $ 0.14      $ 0.13       $ 0.45     $ 0.33


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

The following table summarizes certain information on industry segments:

                                 Three Months Ended        Nine Months Ended
                             ------------------------  -------------------------
                                Jun. 29,    Jun. 30,      Jun. 29,    Jun. 30,
                                  2002       2001           2002        2001
                             ----------- ------------  -----------  ------------

Net sales:
  Medical                    $ 5,080,366 $ 4,487,789   $14,180,285  $12,846,060
  Custom products              3,263,126   2,858,874     8,612,024    8,137,758
                             ----------- ------------  -----------  ------------
Total                          8,343,492   7,346,663    22,792,309   20,983,818
                             =========== ============  ===========  ============

Operating profit (loss):
  Medical                        664,050     472,018     1,633,082    1,239,574
  Custom products                (94,678)    (23,176)      (36,907)     (30,388)
                             ----------- ------------  -----------  ------------
Total                            569,372     448,842     1,596,175    1,209,186

Corporate expense               (181,542)    (98,164)     (423,178)    (383,599)
Other income                     161,562     163,021       636,040      460,875
                             ----------- ------------  -----------  ------------
Income before income taxes     $ 549,392   $ 513,699   $ 1,809,037  $ 1,286,462
                             =========== ============  ===========  ============

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


NOTE 7 - GOODWILL AND OTHER INTANGIBLES
         ------------------------------

On September 30, 2001 the Company adopted SFAS No. 142 - "Goodwill and Other Intangible Assets" (SFAS No. 142). As of June 29, 2002, the Company had goodwill (net of amortization) of $1,924,131 and patents and trademarks (net of accumulated amortization) of $311,276. These assets are part of the medical segment. The Company has re-assessed the useful lives of goodwill and patents and trademarks. Goodwill was determined to have an indefinite useful life. Amortization of goodwill ceased on September 30, 2001. The useful lives of individual patents and trademarks were reviewed and no material changes were required. The Company has completed the first step of the goodwill impairment test and has determined that goodwill is not impared. Consequently, no impairment losses were recorded on the Company's intangible assets as a result
of         the         adoption         of         SFAS         No.         142.

The following table reconciles the Company's reported net income and earnings per share with pro forma balances from previous periods adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

                                 Three Months Ended        Nine Months Ended
                             ------------------------  -------------------------
                                Jun. 29,    Jun. 30,      Jun. 29,    Jun. 30,
                                  2002       2001           2002        2001
                             ----------- ------------  -----------  ------------

Reported net income            $ 359,392    $ 333,699  $ 1,176,037    $ 836,462
Add back: Goodwill amortization
after-tax                                      30,936                    92,808
                             ----------- ------------  -----------  ------------
Adjusted net income            $ 359,392    $ 364,635  $ 1,176,037    $ 929,270
                             =========== ============  ===========  ============

Basic earnings per share:
  Reported net income             $ 0.14       $ 0.13       $ 0.47       $ 0.33
  Goodwill amortization after-tax                0.02                      0.04
                             ----------- ------------  -----------  ------------
  Adjusted net income             $ 0.14       $ 0.15       $ 0.47       $ 0.37
                             =========== ============  ===========  ============

Diluted earnings per share:
  Reported net income             $ 0.14       $ 0.13       $ 0.45       $ 0.33
  Goodwill amortization after-tax                0.01                      0.04
                             ----------- ------------  -----------  ------------
  Adjusted net income             $ 0.14       $ 0.14       $ 0.45       $ 0.37
                             =========== ============  ===========  ============


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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
         Net sales for the third quarter of fiscal 2002 rose 14% to $8.3 million compared with $7.3 million in the third quarter of fiscal 2001. For the year to date in fiscal 2002, net sales increased 9% to $22.8 million from $21.0 million in the same period last year. The increases in net sales for the third quarter and the year to date were due mainly to higher sales volume of medical mattresses and consumer overlays.

         Net income for the third quarter of fiscal 2002 rose 8% to $359,000 or 14 cents a diluted share, compared with $334,000, or 13 cents a diluted share, in the third quarter of fiscal 2001. The earnings increase during the quarter was due primarily to higher sales volume and lower material costs. Net income for the year to date increased 41% to $1.2 million or 45 cents a diluted share, compared with $837,000 or 33 cents a diluted share, in the first nine months of fiscal 2001. The year-to-date increase was due mostly to higher sales volume and, to a lesser extent, lower amortization expense related to new accounting rules for goodwill amortization and higher royalty income.

         The Company's total medical sales increased 13% to $5.1 million in the third quarter this year from $4.5 million in the same quarter last year. Medical mattress sales were up 34% and sales of seating products were up 82% in the third quarter. The largest gains in unit sales occurred in our alternating pressure mattresses line and in the newly released Pressure Guard Easy Air(TM) low-air-loss mattress. Seating sales increased during the third quarter as a result of a special order from a new customer. Sales of overlays and positioners declined by 17% and 4%, respectively. The decline in overlays reflects a continuing trend of replacement mattresses gaining market share at the expense of mattress overlays.

         For the year to date in fiscal 2002, medical sales rose 10% to $14.2 million from $12.8 million in the same period last year due to increases in unit sales of mattresses which rose by 28% and seating products which rose by 37%. During the year-to-date period, sales of overlays declined by 14% and positioners decreased by 4%. We expect that sales of medical products for the remainder of fiscal 2002 will be slightly higher than those of the same period in fiscal 2001.

         Sales in the custom products segment increased by 14% during the third quarter to $3.3 million from $2.9 million in the same period last year. Year-to-date sales of custom products rose 6% to $8.6 million from $8.1 million in the same period last year. The custom products segment includes consumer bedding products and industrial foam products. The third quarter and year-to-date increases in sales of custom products generally reflect higher sales of consumer products partially offset by lower sales of industrial products. Consumer product sales rose 26% and 18%, respectively, in the third quarter and year-to-date periods due to higher volumes of Geo-Systems(TM) mattress overlays sold through our marketing and distribution partner, Louisville Bedding Company. We believe that consumer sales in the fourth quarter of fiscal 2002 will be higher than those in the same period last year. Industrial sales for the third quarter and year-to-date periods declined by 17% and 21%, respectively due mostly to the loss of one large customer in the third quarter last year and the shipment of a one-time order also in the third quarter last year. It appears that past industrial sales declines have begun to level off, and we expect that industrial sales in the fourth quarter of fiscal 2002 will be similar to those in the fourth quarter last year.

         The Company's gross profit increased 13% to $2.5 million for the third quarter of 2002 compared with $2.2 million in the third quarter of fiscal 2001. The gross margin percentage for the third quarter of fiscal 2002 decreased slightly to 30.3% compared with 30.6% in the third quarter last year. The gross margin level increased because of higher sales volume, but the gross margin percentage decreased slightly as a result of higher labor and manufacturing overhead costs.

         Year-to-date gross profit increased 16% to $7.3 million in the first nine months of fiscal 2002 from $6.3 million for the same period last year. The year-to-date gross margin percentage increased to 32.0% from 30.1% for the same period last year. The increases in gross profit level and gross margin percentage resulted from higher sales volume and a more profitable product mix as medical sales, which generally have a higher gross margin, grew slightly faster than sales of custom products. The medical segment has a higher gross margin than the custom products segment mainly because many of the Company's medical products are patented and proprietary. Management expects the Company's gross margin percentage for fiscal 2002 to be slightly higher than that of fiscal 2001.

         Sales and marketing expenses increased by 10%, or $144,000, to $1.6 million during the third quarter of fiscal 2002 compared with the same quarter last year. For the year to date in fiscal 2002, these expenses increased 16% or $615,000, to $4.5 million in fiscal 2002 compared with $3.8 million for the same period last year. For both the quarter and year to date the majority of the increases came in the areas of shipping costs, commissions, evaluation samples, and product development expense. Total sales and marketing expenses for fiscal 2002 are expected to be higher than those of fiscal 2001.

         General and administrative expenses increased 21% for the third quarter of fiscal 2002 to $582,000 compared with $480,000 in the third fiscal quarter of last year. Most of the increase was the result of unrealized losses on the cash value of variable equity life insurance policies, higher bad debt expense, and higher insurance costs. These higher expenses were partially offset by a $37,000 decrease in amortization expense as a result of the Company's adoption at the beginning of fiscal 2002 of Statement of Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets." See Note 7 in the Notes to Financial Statements for more information on goodwill amortization expense.

         For the year-to-date, general and administrative expenses increased 2% to $1.6 million compared with the same period last year. The slight increase was made up of increases in insurance expense and incentive compensation, which was mostly offset by lower amortization expense as described above and in Note 7.

The adoption of SFAS No. 142 is expected to reduce amortization expense by approximately $147,000 for the full fiscal year of 2002. However other administrative expenses are expected to increase slightly during remainder of the year, mostly offsetting the reduction in amortization expense.

         Non-operating income decreased 1% to $162,000 in the third quarter of fiscal 2002 compared with the same period last year. For the year-to-date, non-operating income increased 38% to $636,000. Investment income decreased by 43% to $26,000 in the third quarter of fiscal 2002 compared with $45,500 in the same quarter last year. For the first nine months of fiscal 2002 investment income decreased by 48% to $77,000 compared with $149,000 in the same period last year. The decreases for the quarter and year to date were due to lower interest rates on the Company's floating rate debt securities. Royalty income and other increased 15% to $135,000 in the third quarter of fiscal 2002 and rose 52% to $471,000 for the year-to-date as a result of increased royalty income on a shielded syringe product licensed to Becton & Dickinson. The Company's license agreement with BD is expected to expire in December 2005. Year to date non-operating revenue also includes a one-time pre-tax gain of $84,000 ($55,000 or 2 cents a share after taxes) as a result of common stock received through the demutualization of Prudential Insurance Company. Management expects total non-operating income for the remainder of fiscal 2002 to be similar to that of the same period in fiscal 2001.

         During the first nine months of fiscal 2002, the Company paid dividends of $227,300 or 19% of net income for the year-to-date period. This amount represented three quarterly dividends of $.03 per share.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
         The Company generated cash from operations of $898,000 during the first three quarters of fiscal 2002, a 29% decrease compared with $1.3 million in the same period last year. The decrease in cash flow was due mostly increases in accounts receivable and inventory levels during the third quarter. Accounts receivable and inventory are discussed further below.

         The Company's working capital increased by $604,000 or 6% during the nine months ended June 29, 2002 mostly as a result of increases in accounts receivable and inventory levels. In addition, the current ratio declined slightly to 4.1 at June 29, 2002 from 4.2 at fiscal year end 2001.

         Accounts receivable, net of allowances, increased $529,000 or 13% to $4.5 million at the end of the third quarter of fiscal 2002 compared to year end fiscal 2001. The increase in accounts receivable at the end of the third quarter of fiscal 2002 was due mainly to higher sales volume during the last six weeks of the quarter. The average collection time (using a monthly average) for the year-to-date in fiscal 2002 was 45.5 days compared with 54.5 days for the same period last year. All of the Company's accounts receivable are unsecured.

         Inventory levels increased 14% or $296,000 to $2.4 million at the end of the third quarter of fiscal 2002 compared with $2.1 million at the end of fiscal 2001. The increase occurred primarily in the area of consumer finished goods and raw materials, and was related to a seasonable promotion of consumer products expected to ship in the fourth quarter of fiscal 2002. Management expects inventory levels by fiscal year end 2002 to return to more normal levels.

         Net property and equipment remained level at 3.4 million during the first nine months of fiscal 2002. Capital expenditures of $315,000 were offset by normal depreciation expense. Management does not expect to make significant capital expenditures during the remainder of fiscal 2002. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of the final payment. Realized gains and losses on the contracts would not be incurred unless the Company cancelled the equipment order after entering into the forward contracts. Unrealized gains and losses on open contracts are not material to the Company's results of operations or financial condition.

         The Company's trade accounts payable increased by $471,000 or 29% compared with fiscal year end 2001 as a result of higher inventory purchases related to higher sales volumes and a seasonal consumer products promotion. Accrued and sundry liabilities decreased by $154,000 or 11% compared with fiscal year end 2001 as a result of a decrease in income taxes payable.

         On July 15, 2002, after the close of the quarter, the Company acquired assets related to the Secure IV(TM) product line of VADUS(R), Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The assets consist primarily of patents, inventory, and equipment related to the production and sale of the Secure IV catheter. The purchase price of the assets was $300,000 plus closing costs and a royalty to be paid on future sales of the product. The Secure IV has FDA 510(k) approval and is protected by 11 patents. Management is currently evaluating several options for manufacturing and selling the product, including manufacturing it internally, having it contract manufactured, or licensing the product to another company. The Secure IV can be sold through the existing distributor networks of Span-America and VADUS. We expect the acquisition to have a slightly negative impact on earnings in the fourth quarter of fiscal 2002, and a moderately negative earnings impact in fiscal 2003. We expect the product line to make a positive contribution to sales and earnings beginning in fiscal 2004.

         Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2002.

IMPACT OF INFLATION
-------------------
         Inflation has not been a significant factor for the Company during the first nine months of fiscal 2002. However, an increase in future inflation rates could affect the Company primarily through higher raw material costs. The Company would attempt to recover potential cost increases through higher sales prices on its products. However, because of market competition, there can be no assurance that the Company would be able to offset the higher material costs. Consequently, the Company's profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3.  MARKET RISK

         The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of June 29, 2002, the Company held $6.2 million in securities available for sale. These securities consisted primarily of bonds called "variable rate demand notes" or "low floaters," which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day's notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $62,000.

         In addition, the Company's other assets at June 29, 2002 included $1.4 million in cash value of life insurance. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the "Fund"). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management is unable to quantify this risk, but we believe that normal market and interest rate fluctuations (such as those seen in the last 15 years) would not have a material effect on the financial position of the Company.

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

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders -  None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits & Reports on Form 8-K

          (a) Exhibits:
               10.1 Asset Purchase Agreement By and Among  Span-America  Medical
                    Systems, Inc., Vadus, Inc., and Certain Stockholders of Vadus, Inc. dated February 1, 2002, including amendments dated May 20, 2002 and July 9, 2002.

               10.2 Production,   Marketing  and  Product   Development  Support
                    Agreement between Span-America Medical Systems, Inc., and Vadus, Inc. dated February 1, 2002.

           (b) Reports on Form 8-K:
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SPAN-AMERICA MEDICAL SYSTEMS, INC.



                                        /s/ Richard C. Coggins
                                        -------------------------
                                        Richard C. Coggins
                                        Chief Financial Officer




                                        /s/ James D. Ferguson
                                        -------------------------
                                        James D. Ferguson
                                        President and Chief Executive Officer

















DATE:     August 12, 2002