Form 10-K
period 2002-09-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2002-12-23
CIK 718924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended September 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period
from ______to ______
Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0525804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Commerce Center
Greenville, South Carolina 29615
(Address of principal executive offices)

Registrant’s telephone number, including area code: (864) 288-8877

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on December 16, 2002 was $16,524,846.

     The number of shares of the registrant’s common stock, no par value, outstanding as of December 16, 2002 was 2,538,870.

Documents Incorporated By Reference

     Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company’s Definitive Proxy Statement for the annual shareholder’s meeting to be held February 14, 2003 are incorporated by reference into Part III.

PART I

Item 1. Business

Background

     Span-America Medical Systems, Inc. (the “Company” or “Span-America”) was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products for the medical and custom products markets.

     Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of pressure ulcers, commonly known as bed sores or decubitus ulcers. In the late 1970’s the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt® mattress overlay in the health care market, which became the Company’s leading product. At the same time, the Company began selling its mattress overlay products to retailers throughout the United States.

     The Company entered the replacement mattress segment of the pressure ulcer care market in 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly to hospitals, long-term care facilities, and home health care dealers.

     The Company’s long-term strategy is to become a leading health care manufacturer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the Company’s medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products.

     The Company’s products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2002 were approximately $1.1 million or 3% of total net sales. The majority of the Company’s export sales occurred in Canada.

Industry Segment Data

     The industry segment data included in Note 17 to the Company’s audited financial statements for the year ended September 28, 2002, presented on pages 22 and 23 of the 2002 Annual Report, is incorporated herein by reference.

Medical

     Span-America’s principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 59% of total net sales in 2002, 60% of total net sales in 2001, and 58% of total net sales in 2000.

     Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt® overlay. Mattress overlays comprised approximately 13% of the Company’s total net sales in fiscal 2002. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to pressure ulcers. Span-America’s overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to air and water mattresses. The mattress overlays are designed for single patient use.

     The Geo-Matt® mattress overlay represents the Company’s single largest product in terms of revenues. Geo-Matt was designed in conjunction with clinical studies performed by the Institute for Rehabilitation and Research at the Baylor College of Medicine. The product’s patented design includes over 800 individual cells which are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface.

     The Company’s mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient’s body weight, thereby reducing the pressure that causes ulcers.

     Replacement Mattresses. Span-America’s non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in the Company’s overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses found facility-wide in acute and long term care settings.

     In 1997, the Company introduced the Geo-Mattress Max, Plus, and Pro models, foam therapeutic replacement mattresses. In early 1999, the Company extended the product line with the release of the Geo-Mattress with Wings®. This product, which features raised perimeter bolsters for added patient safety, has been a significant contributor to overall Geo-Mattress sales. A second line extension, the Geo-Mattress Atlas, was added in December 2000 to address the needs of obese patients. With a carrying capacity up to 600 pounds, the Geo-Mattress Atlas is specifically designed for the unique pressure management challenges faced within this growing specialty area of patient care. In addition to the Max, Plus, Pro, Wings, and Atlas products, which are intended for in-facility use, the Company also offers the Geo-Mattress HC for in-home use.

     The Company’s more complex non-powered replacement mattresses consist of products from the PressureGuard® Series. The PressureGuard design was acquired through the acquisition of Healthflex, Inc. in February 1992. The original design combines a polyurethane foam shell and static air cylinders to form a replacement mattress that incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which the company later used as the basis for powered versions (see below) was further refined through a complete technical upgrade of all PressureGuard components in November 1997. In conjunction with this upgrade, some models were renamed to better reflect their functions.

     In addition to the non-powered, static PressureGuard Renew® (formerly PressureGuard II), the Company also offers the PressureGuard CFT®. This model incorporates patented design principles of constant force technology. First introduced as the CustomCare mattress in June of 1995, the PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind.

     The Company’s powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510K marketing approval for its PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system which is built into the mattress rather than being hung on the bed frame as a separate unit.

     Introduced at the same time as the Turn Select in November 1997, the PressureGuard Site Select® includes many of the features of the Turn Select, including the built-in microprocessor-controlled motion system. However, instead of turning the patient, the Site Select is designed to give the caregiver the ability to selectively adjust the pressure at particular body sites based on patient need. Like the Turn Select, it is completely programmable through a hand-held pendant.

     Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but very effective alternating pressure mattress. Originally introduced as the DynaGuard®, in November 1994, the APM is targeted primarily at the long term care and home care markets. In March 2000, the Company added a more feature-laden version of this mattress called the PressureGuard APM2. The APM2 gives the caregiver the flexibility to offer either alternating pressure or a basic lateral rotation modality by flipping a toggle switch on the control panel.

     Early in fiscal 2002, the company introduced the PressureGuard Easy Air®, its first offering in the category of low air loss therapy. The Easy Air incorporates several patent-pending design innovations which the company believes allow it to overcome several common performance compromises inherent in other competitive low air loss products. Additionally, the Easy Air has been independently documented to outperform all leading competitors in controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

     All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Beginning with the government’s 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly are electing to purchase these products outright through the Company’s distributors rather than continuing to rent them. During fiscal 2002, replacement mattresses and related products made up approximately 29% of total net sales.

     Patient Positioners. Span-America’s specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 12% of the Company’s net sales in fiscal 2002. This is the Company’s original product line and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold the patient’s body in orthopedically correct positions, provide greater patient comfort and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient’s entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

     Span-America’s patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors. The Company believes that Span-Aids are one of the most effective patient positioning devices available in the health care market, as compared to pillows, rolled towels and other similar materials traditionally used by nursing personnel to position immobilized patients. Span-Aids are constructed of open-cell polyurethane foam which allows air to circulate next to the patient’s skin, thereby reducing heat and moisture build-up.

     Most Span-Aids body positioners are pressure packaged to reduce the amount of storage space required by hospitals and other facilities that utilize them. This patented packaging method reduces the package size by as much as 75% while protecting the positioners from dust and contamination during transportation and storage.

     Seating Products. The final category of medical products made by Span-America consists of seating cushions and related seating products. The Company’s offerings in this category can be subdivided into three main groups:

•	wound healing aids,
•	patient positioning and general pressure management products, and
•	pressure management products without patient positioning elements.

     Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions. Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour™ cushion, the Equalizer™, and the EZ-Dish™. The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base. Like the Isch-Dish, The Equalizer is recognized for reimbursement among seating products covered by the Medicare system. This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists. The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients.

     Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions. The Gel-T is a gel/foam combination cushion popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Company’s proprietary Geo-Matt anti-shearing surface. Seating products accounted for approximately 6% of the Company’s net sales in fiscal 2002.

     Distributor Relationship. During fiscal 2002, approximately 19% of the Company’s medical products were sold to Allegiance Healthcare Corporation (“Allegiance”) which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Allegiance (formerly Baxter) for 23 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. In 1998, Allegiance was acquired by Cardinal Healthcare, Inc. and has continued to function as a separate unit of Cardinal. The Company’s distribution agreement with Allegiance has been unaffected by these ownership changes.

Custom Products

     Span-America’s custom products segment includes two major product lines: consumer products and industrial products. The Company’s consumer product line consists primarily of convoluted and geo-cut mattress overlays and specially designed pillows for the consumer bedding market.

     Span-America’s industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products that are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications. To date, most of the Company’s industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturer’s representatives selling its foam fabrication capabilities primarily in the Southeast. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics, automotive, and sports equipment industries.

     Custom products represented approximately 41% of the Company’s total net sales in fiscal 2002, compared with 40% in fiscal 2001 and 42% in fiscal 2000. In fiscal 2002, approximately 77% of the Company’s total custom products sales were distributed through Louisville Bedding Corporation, an international manufacturer and marketer of bedding products.

Safety Catheters

     On July 15, 2002, the Company acquired assets related to the Secure IV® product line from VADUS®, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The assets consist primarily of patents and equipment related to the design, production and sale of the Secure IV catheter. The Secure IV has FDA 510(k) approval and is protected by 11 patents. We plan to begin manufacturing and marketing Secure IV in fiscal 2003, and we expect to operate this portion of our business as a separate segment.

Competition

     Medical. In the medical market segment, the Company faces significant competition for sales of its foam mattress overlays. The competition for convoluted mattress overlays is primarily based on price and delivery. For other foam mattress overlay products (such as the Geo-Matt overlay), the competition is based mainly on product performance and quality. However, to a lesser extent, the competition for Geo-Matt type overlays is also based on price and delivery. Competition with respect to the Company’s Span-Aid products is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods such as the use of pillows and other devices to position patients.

     The Company believes that it is among the top three nationwide suppliers of foam mattress overlays and patient positioners to the U.S. health care market. The Company’s primary competitor in the overlay and positioner markets is Sunrise Medical.

     The competition in the therapeutic replacement mattress market is based on product performance, price and durability. Potential customers typically select a product based on these criteria after conducting a formal clinical evaluation of sample mattresses for periods of one to six months. A secondary source of competition results from alternative products such as mattress overlays, which are significantly less expensive than replacement mattresses.

     The market for therapeutic replacement mattresses has developed principally during the 1990’s. Competitors include BG Industries, Invacare, Sunrise Medical, KCI and Hill-Rom. The other competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

     Most of the Company’s competitors in the health care segment are larger and have greater resources than Span-America.

     Custom Products. In the custom products segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company’s primary competitors in this market are Foamex, Leggett and Platt, and ER Carpenter, all of which are larger and have greater resources than Span-America. The Company also has a number of competitors in the market for its industrial products, including Tuscarora and UFP Technology. These competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are also important.

     Safety Catheters. The Company’s Secure IV products will compete in the protected, short peripheral catheter marketplace. Two major companies, Johnson & Johnson and Becton, Dickinson and Company, supply about 80% of this market. Both of these companies have established national sales forces and world-wide distribution networks. Their resources are greater than those of Span-America. Span-America has no established distribution base or sales force for Secure IV at the present time.

     The Company believes that Secure IV’s design offers a competitive advantage in that it allows for bloodless starts without the need for vein occlusion, which helps protect healthcare workers from exposure to blood and other body fluids. However, potential customers may choose the Company’s competitors over the Company because the competitors offer a wider range of custom variations for their safety catheters than the Company does for Secure IV. In addition, the competitors are able to supply a wider variety of other medical devices to their customers.

Major Customers

     The Company has a business relationship with Allegiance to distribute certain of its medical foam products. In fiscal 2002 sales to Allegiance amounted to approximately 11% of the Company’s total net sales and approximately 19% of the Company’s sales in the medical segment. Span-America also has a relationship with Louisville Bedding Corporation to distribute certain of its consumer foam products. Sales to Louisville Bedding Corporation during fiscal 2002 made up approximately 32% of the Company’s total net sales and approximately 77% of sales in the custom products segment.

     See “Distributor Relationship” on page 5 and “Competition” on page 6 for more information on major customers.

Seasonal Trends

     Some seasonality can be identified in certain of the Company’s medical and consumer foam products. However, the fluctuations have minimal effect on the Company’s operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

Patents and Trademarks

     The Company holds 39 federally registered trademarks and 16 foreign trademark registrations, including SPAN-AMERICA, SPAN-AIDS, GEO-MATT, SPAN-CARE, PRESSUREGUARD, and ISCH DISH. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company’s product lines.

     The Company also holds 59 United States patents and 7 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the marketplace.

     Span-America’s principal patents include the patents on its Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Company’s Geo-Matt and Geo-Mattress patents have remaining lives ranging from 5 to 9 years with additional patents pending. The Company’s PressureGuard patents have remaining lives ranging from 12 to 16 years with additional patents pending. The Company’s Span-Aids patents have remaining lives ranging from 0 to 12 years.

     As previously noted, in July 2002, the Company acquired assets related to the Secure IV® catheter product line of VADUS®, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure IV has FDA 510(k) approval and is protected by 10 U. S. patents and one foreign patent. Additional patent applications have been filed.

Raw Materials and Backlog

     Polyurethane foam and nylon/vinyl mattress covers and tubes account for approximately 80% of Span-America’s raw materials. In addition, the Company uses corrugated shipping cartons, polyethylene plastic packaging material and hook-and-loop fasteners. The Company believes that its basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

     As of September 28, 2002, Span-America had unshipped orders of approximately $1.1 million which represents a 21% increase compared to a backlog of $948,000, at fiscal year end 2001. All orders in the current backlog will be filled in the 2003 fiscal year.

Employees

     On September 28, 2002, the Company had 234 full-time employees, including 5 officers. Of these employees, 17 were executive or management personnel, 19 were administrative and clerical personnel, 19 were sales personnel, and 174 were manufacturing employees. The Company is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

Supervision and Regulation

     The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration (the “FDA”) of the marketing, manufacture, labeling, packaging and distribution of medical devices, including the Company’s products. These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports. In addition, the Company’s manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities. The Company believes that it is in substantial compliance with applicable regulations and does not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

Environmental Matters

     The Company’s manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. Span-America believes that it is in substantial compliance with applicable regulations. The Company does not anticipate that continued compliance will have a material effect on the Company’s capital expenditures, earnings or competitive position.

Item 2. Properties

     The Company’s principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13-acre site.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2002 fiscal year.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

     The stock price information contained under “Quarterly Financial Data” within the table and the information set forth below the table on page 7 of the Company’s 2002 Annual Report is incorporated herein by reference. In addition, the information under “Stock Information” on the inside back cover of the Company’s 2002 Annual Report is incorporated herein by reference.

     In September 1994, the Board of Directors approved a resolution changing their annual Director’s compensation from cash to stock. Each non-employee Director, except the Chairman, receives 1,000 shares of Company common stock per year in lieu of their annual cash compensation. The Chairman of the Board receives 2,000 shares of Company common stock per year as compensation for additional duties as Chairman. The following table sets forth information about unregistered shares of common stock issued in the prior three fiscal years to the Company’s non-employee Directors for their service as Directors.

	# Shares of Common	Fair Market Value on	Aggregate
Issue Date	Stock Issued	Issue Date ($ Per Share)	Consideration

01/10/00	8,000	$3.500	$28,000
01/12/01	8,000	5.000	40,000
01/29/02	8,000	5.950	47,600

     The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

Item 6. Selected Financial Data

     The information contained in the “Selected Financial Information” on page 6 of the Company’s 2002 Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Financial Analysis

     Management’s Discussion and Financial Analysis on pages 8 through 12 of the Company’s 2002 Annual Report are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

     The information contained in the section titled “Market Risk” on page 11 of the Company’s 2002 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Company included on pages 13 through 24 of the Company’s 2002 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

     Information required under Items 10 and 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2002 fiscal year under the headings “Election of Directors,” “Business Experience of Nominees and Directors,” “Executive Officers,” and “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes information regarding the Company’s equity compensation plans as of September 28, 2002:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	273,000	$5.01	219,730
Equity compensation plans not approved by security holders	0	0	0(1)
Total	273,000	$5.01	219,730

(1)  Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently expects to issue approximately 8,000 shares annually.

     For additional information on the Company’s stock option plans, see Note 11 to the Company’s audited financial statements for the year ended September 28, 2002, presented on pages 19 through 21 of the 2002 Annual Report.

     See Item 5 of Part II for more information on shares of Company common stock issued to Directors in lieu of their annual cash compensation.

Item 13. Certain Relationships and Related Transactions

     Additional information required under Items 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2002 fiscal year under the headings “Election of Directors,” “Business Experience of Nominees and Directors,” “Executive Officers,” “Compensation of Directors and Executive Officers,” “Certain Transactions,” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 14. Controls and Procedures

     The Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1) and (2) Financial Statements and Financial Statement Schedules

     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

          (3) Listing of Exhibits

3.1	Amendment to the Company’s by-laws dated April 25, 1995: Incorporated by reference to Exhibit 3(ii) to the Company’s quarterly report on Form 10-Q for the quarter ended July 1, 1995, Commission File No. 0-11392.

4.1	Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.
4.2	The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant on a consolidated basis.

10.1	Patent Assignment and Royalty Agreement between Donald C. Spann and the Company, with letter amendment thereto: Incorporated by reference to Exhibit 10(c) to the Form S-18 filed on June 2, 1983, Commission File No. 2-832-74-A.

10.2.1	1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

10.2.2	Amendment No. 1 to the 1987 Stock Option Plan: Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”), Commission File No. 0-11392.

10.3	Employee Stock Ownership Plan — Summary Plan Description: Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1990, Commission File No. 0-11392.

10.4.1	1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991, (the “1991 10-K”), Commission File No. 0-11392.

10.4.2	Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the 1998 10-K.
10.5	Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.7 to the 1991 10-K.
10.6	Contract between the Company and Healthflex, Inc. dated February 28, 1992: Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (the “February 28, 1992 Form 8-K”) filed by the Company with the Commission on February 28, 1992.

10.7	Contract between the Company and BriGam, Inc. dated October 16, 1992 terminating a royalty agreement: Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1992, Commission File No. 0-11392.

10.8	Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, Commission File No. 0-11392.

10.9	Employment Agreement dated February 28, 1992 between the Company and John W. Wilkinson: Incorporated by reference to Exhibit 28A to the February 28, 1992 Form 8-K.
10.10	Consulting Agreement dated August 1, 1994 between the Company and John W. Wilkinson: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.

10.11	Agreement for Sale and Purchase of Assets By and Among Span-America Medical Systems, Inc., Embracing Concepts, Inc. and Edmund K. Maier dated February 6, 1996: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.

10.12	Resignation Agreement dated September 1, 1996 between the Company and Charles B. Mitchell: Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996 (the “1996 10-K”), Commission File No. 0-11392.

10.13	License and Distribution Agreement dated October 22, 1996 between the Company and Pillowtex Corporation: Incorporated by reference to Exhibit 10.13 to the 1996 10-K.
10.14.1	1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997 (the “1997 10-K”), Commission File No. 0-11392.

10.14.2	Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.
10.15	1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.
10.16	Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation: Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”), Commission File No. 0-11392.

10.17	Addendum to Distribution Agreement between Louisville Bedding Company and Span-America Medical Systems, Inc. dated January 1, 2002: Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

10.18	Asset Purchase Agreement By and Among Span-America Medical Systems, Inc., Vadus, Inc., and Certain Stockholders of Vadus, Inc. dated February 1, 2002, including amendments dated May 20, 2002 and July 9, 2002:
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
10.19	Production, Marketing and Product Development Support Agreement between Span-America Medical Systems, Inc., and Vadus, Inc. dated February 1, 2002: Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.20	Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002.
10.21	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002.

10.22	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002.
10.23	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002.
10.24	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002.
13.1	2002 Annual Report to Shareholders.
23.1	Consent of Elliott Davis, LLC

(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 28, 2002.

(c)	Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(d)	Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion Thomas D. Henrion Chairman of the Board	December 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson James D. Ferguson	President, Chief Executive Officer (Principal Executive Officer)

/s/ Richard C. Coggins Richard C. Coggins	Chief Financial Officer and Director (Principal Financial Officer)

/s/ Gwendolyn L. Randolph Gwendolyn L. Randolph	Controller

/s/ B. Kenneth Bolt B. Kenneth Bolt	Director

/s/ Robert H. Dick Robert H. Dick	Director

/s/ Thomas F. Grady, Jr. Thomas F. Grady, Jr.	Director

/s/ Thomas D. Henrion Thomas D. Henrion	Director

/s/ Douglas E. Kennemore Douglas E. Kennemore, M.D.	Director

/s/ J. Ernest Lathem J. Ernest Lathem, M.D.	Director

/s/ James M. Shoemaker, Jr. James M. Shoemaker, Jr.	Director

December 20, 2002

CERTIFICATIONS

I, James D. Ferguson, the President and Chief Executive Officer of Span-America Medical Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Span-America Medical Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”, and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ James D. Ferguson James D. Ferguson President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Coggins, the Chief Financial Officer of Span-America Medical Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Span-America Medical Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”, and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ Richard C. Coggins Richard C. Coggins, Chief Financial Officer

Annual Report on Form 10-K

Items 15 (a) (1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended September 28, 2002

Span-America Medical Systems, Inc.

Greenville, South Carolina

F-1

Span-America Medical Systems, Inc.

Form 10-K — Item 15(a)(1) and (2)

List of Financial Statements and Financial Statement Schedules

The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 28, 2002 are incorporated by reference in Item 8:

Balance Sheets — September 28, 2002 and September 29, 2001.

Statements of Income — Years ended September 28, 2002, September 29, 2001, and September 30, 2000

Statements of Shareholders’ Equity — Years ended September 28, 2002, September 29, 2001, and September 30, 2000.

Statements of Cash Flows — Years ended September 28, 2002, September 29, 2001, and September 30, 2000.

Notes to Financial Statements — September 28, 2002.

The following financial statement schedule of Span-America Medical Systems, Inc. is included in Item 15(d):

Schedule VIII — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

F-2

Schedule VIII Valuation and Qualifying Accounts
Span-America Medical Systems, Inc.

		COL C.
COL. A	COL. B	ADDITIONS		COL. D			COL. E

	Balance at	(1)	(2)				Balance at
	Beginning of	Charged to Costs	Charged to Other	Deductions-			End of
Description	Period	and Expenses	Accounts - Describe	Describe			Period

Year Ended September 28, 2002
Deducted from asset accounts:
Reserve for uncollectible accounts	$223,000	$62,293		$74,293	(a	)	$211,000
Reserve for discounts	143,000	321,263		294,263	(b	)	170,000

Totals	$366,000	$383,556	—	$368,556			$381,000

Year Ended September 29, 2001
Deducted from asset accounts:
Reserve for uncollectible accounts	$304,000	$44,202		$125,202	(a	)	$223,000
Reserve for discounts	86,000	222,961		165,961	(b	)	143,000

Totals	$390,000	$267,163	—	$291,163			$366,000

Year Ended September 30, 2000
Deducted from asset accounts:
Reserve for uncollectible accounts	$326,000	$141,516		$163,516	(a	)	$304,000
Reserve for discounts	88,000	151,588		153,588	(b	)	86,000

Totals	$414,000	$293,104	—	$317,104			$390,000

(a) Uncollectible accounts written off.
(b) Discounts claimed by customers.

F-3