Form 10-Q
period 2002-12-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2003-02-10
CIK 718924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 28, 2002

OR

TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________.

Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

South Carolina	57-0525804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 Commerce Center
Greenville, South Carolina 29615
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (864) 288-8877

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practical date.

Common Stock, No Par Value — 2,539,870 shares as of 1/29/03

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Span-America Medical Systems, Inc.
Balance Sheets

	Dec. 28,	Sept. 28,
	2002	2002
	(Unaudited)	( Note)

Assets
Current assets:
Cash and cash equivalents	$1,686,842	$1,095,299
Securities available for sale	5,792,192	5,853,717
Accounts receivable, net of allowances of $423,000 (Dec. 2002) and $381,000 (Sep. 2002)	4,038,595	4,926,879
Inventories (Note 3)	2,712,263	1,958,388
Prepaid expenses and deferred income taxes	446,101	496,238

Total current assets	14,675,993	14,330,521
Property and equipment, net (Note 4)	3,611,025	3,631,867
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,027,765 (Dec. 2002) and (Sep. 2002)	1,924,131	1,924,131
Other assets (Note 5)	2,549,640	2,019,334

	$22,760,789	$21,905,853

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,031,076	$1,702,989
Accrued and sundry liabilities	1,859,585	1,569,899

Total current liabilities	3,890,661	3,272,888
Deferred income taxes	282,000	282,000
Deferred compensation	950,721	957,299
Contingencies (Note 8)
Shareholders’ equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,538,870 at December 2002 and September 2002	196,340	196,340
Additional paid in capital	8,527	8,527
Retained earnings	17,432,540	17,188,799

Total shareholders’ equity	17,637,407	17,393,666

	$22,760,789	$21,905,853

See accompanying notes.

Note: The Balance Sheet at September 28, 2002 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
 (Unaudited)

	Three Months Ended

	Dec. 28,	Dec. 29,
	2002	2001

Net sales	$7,891,655	$6,891,457
Cost of goods sold	5,385,323	4,672,428

Gross profit	2,506,332	2,219,029
Selling and marketing expenses	1,515,391	1,297,115
Research and development expenses	135,377	70,668
General and administrative expenses	539,544	505,853

	2,190,312	1,873,636

Operating income	316,020	345,393
Non-operating income:
Investment income	29,978	29,720
Royalty income	164,810	169,952
Other	795	620

	195,583	200,292
Income before income taxes	511,603	545,685
Provision for income taxes	179,000	191,000

Net income	$332,603	$354,685

Net income per share of common stock (Note 6):
Basic	$0.13	$0.14
Diluted	$0.13	$0.14
Dividends per common share	$0.035	$0.030
Weighted average shares outstanding:
Basic	2,538,870	2,517,400
Diluted	2,632,652	2,558,112

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
 (Unaudited)

	Three Months Ended

	Dec. 28,	Dec. 29,
	2002	2001

Operating activities:
Net income	$332,603	$354,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,307	119,099
Provision for losses on accounts receivable	31,000	24,000
Increase in cash value of life insurance	(52,299)	(46,585)
Deferred compensation	(6,578)	(6,091)
Changes in operating assets and liabilities:
Accounts receivable	853,809	102,759
Inventory	(753,875)	(49,775)
Prepaid expenses and other assets	(395,221)	52,029
Accounts payable and accrued expenses	617,773	184,578

Net cash provided by operating activities	755,519	734,699
Investing activities:
Purchases of marketable securities	—	(800,000)
Proceeds from sale of marketable securities	65,000	70,000
Purchases of property, plant and equipment	(90,327)	(94,627)
Payments for other assets	(49,787)	(46,793)

Net cash used for investing activities	(75,114)	(871,420)
Financing activities:
Dividends paid	(88,862)	(75,522)

Increase (Decrease) in cash and cash equivalents	591,543	(212,243)
Cash and cash equivalents at beginning of period	1,095,299	1,074,391

Cash and cash equivalents at end of period	$1,686,842	$862,148

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 28, 2002

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2002.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 29, 2002. The disclosures required by this standard will be included in the Company’s next quarterly filing. SFAS No. 148 had no impact upon adoption as the Company has not elected the fair value treatment of stock-based compensation.

3.   INVENTORIES

The components of inventories are as follows:

	Dec. 28, 2002	Sep. 28, 2002

Raw materials	$1,910,054	$1,287,831
Finished goods	802,209	670,557

	$2,712,263	$1,958,388

4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Dec. 28, 2002	Sep. 28, 2002

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	3,727,761	3,727,761
Machinery and equipment	6,207,756	6,125,240
Furniture and fixtures	547,197	539,386
Automobiles	9,520	9,520
Leasehold improvements	11,345	11,345

	11,067,094	10,976,767
Less accumulated depreciation	7,456,069	7,344,900

	$3,611,025	$3,631,867

5.  OTHER ASSETS

Other assets consist of the following:

	Dec. 28, 2002	Sep. 28, 2002

Patents, net of accumulated amortization of $1,104,267 (Dec. 2002) and $1,087,128 (Sep. 2002)	$574,201	$579,053
Cash value of life insurance policies	1,372,505	1,320,206
Other	602,934	120,075

	$2,549,640	$2,019,334

6.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Dec. 28, 2002	Dec. 29, 2002

Numerator for basic and diluted earnings per share
Net income	$332,603	$354,685

Denominator:
Denominator for basic earnings per share weighted average shares	2,538,870	2,517,400
Effect of dilutive securities:
Employee and board stock options	93,782	40,712

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,632,652	2,558,112

Net income per share
Basic	$0.13	$0.14
Diluted	$0.13	$0.14

7.  OPERATIONS AND INDUSTRY SEGMENTS

The company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam, packaging, and safety catheter products and therefore complies with the requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

7.  OPERATIONS AND INDUSTRY SEGMENTS (CONTINUED)

The following table summarizes certain information on industry segments:

	Dec. 28, 2002	Dec. 29, 2001

Net Sales:
Medical	$5,264,408	$4,356,249
Custom products	2,627,247	2,535,208
Safety catheters	—	—
Total	7,891,655	6,891,457

Operating profit (loss):
Medical	$650,415	$515,284
Custom products	(139,655)	(66,355)
Safety catheters	(98,931)	—

Total	411,829	448,929
Corporate expense	(95,809)	(103,536)
Other income	195,583	200,292

Income before income taxes	$511,603	$545,685

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company’s statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

8.  CONTINGENCIES

From time to time the company is a defendant in legal actions involving claims arising in the normal course of business. The company believes that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on its operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the first quarter of fiscal 2003 rose 15% to $7.9 million compared with $6.9 million in the first quarter of fiscal 2002. Increased demand for medical mattress products was the primary reason for the sales increase. Net income for the first quarter of fiscal 2003 declined 6% to $332,600, or $0.13 per diluted share, compared with net income of $354,700, or $0.14 per diluted share, in the first quarter of fiscal 2002. The decline was due primarily to increased costs associated with our pending introduction of the Secure I.V.® safety catheter.

      The Company’s medical sales increased 21% to $5.3 million in the first quarter this year from $4.4 million in the same quarter last year. The majority of the growth came from the Company’s powered and non-powered mattress products. Sales of medical mattresses increased 55% during the first quarter of fiscal 2003 compared with the same quarter of 2002. Many of these mattresses are sold in the long-term care market which has recently been affected by a reduction in Medicare reimbursement rates. The Medicare funding cuts, which took place in October 2002, could reduce demand for our medical products, including mattresses. We currently expect the Medicare change to slow the future rate of increase in our medical sales.

      In other medical product lines, sales of Span-Aids® patient positioners grew 13% in the first quarter of fiscal 2003, while sales of overlays and seating products declined by 9% and 8%, respectively, compared with the first quarter of fiscal 2002. Sales of Selan® skin care products declined 8% during the first quarter compared with the same quarter last year. We expect total medical sales for fiscal 2003 to be higher than those of fiscal 2002.

      Sales in the custom products business unit increased 4% to $2.6 million compared with $2.5 million in the same period last year. Within that segment, sales of consumer foam bedding products declined 2% to $1.88 million compared with $1.91 million in the first quarter of last year. This consumer sales decrease was due to lower sales of mattress overlays, which was related to a seasonal promotion during the first quarter of fiscal 2002 that was not repeated in the first quarter of fiscal 2003. Sales of industrial packaging products rose 21% to $751,000 compared with $623,000 in the same quarter last year due mostly to higher volume with existing customers. For the custom products segment, management expects that sales will be higher in fiscal 2003 than in fiscal 2002.

      The Company’s gross profit increased 13% to $2.5 million in the first quarter of fiscal 2003 compared with $2.22 million in the first quarter last year. The increase in gross profit was caused by higher sales volume during the quarter. The gross profit margin percentage declined slightly to 31.8% compared with 32.2% in the first quarter last year. The margin decline was due to higher material and overhead costs. Management expects the Company’s gross margin percentage for fiscal 2003 to be lower than that of fiscal 2002.

      Sales and marketing expenses were up 17% in the first quarter of fiscal 2003 to $1.51 million compared with $1.30 million in the prior year. The majority of the increases came in the areas of commissions, evaluation samples, and shipping costs. Total sales and marketing expenses for fiscal 2003 are expected to be higher than those of fiscal 2002.

      Research and development expenses were up 92% to $135,000 compared with $71,000 in the first quarter of fiscal 2002 as a result of work on the Secure I.V. product line of safety catheters, which was acquired in July 2002. We expect to launch marketing of the Secure I.V. product line during the second half of fiscal 2003. We anticipate that initial sales of the Secure I.V. products in fiscal 2003 will not offset higher marketing and development expenses related to the product line’s introduction.

      General and administrative expenses increased by $34,000 (7%) to $540,000 in the first quarter of fiscal 2003 compared with the first quarter of last year. The increases were due to higher bad debts and commercial insurance expense. General and administrative expenses are expected to be higher in 2003 than those of 2002.

      Net income declined slightly to $332,600 or $0.13 per diluted share, in the first quarter of 2003 compared with $354,700 or $0.14 per diluted share, in the same quarter of last year. The decline in net income was due primarily to increased product development costs associated with the pending introduction of the Secure I.V. safety catheter. Management expects that fiscal 2003 earnings will be slightly lower than fiscal 2002 based on the additional costs associated with the Secure I.V. product line.

      Non-operating income declined 2% to $196,000 in the first quarter of fiscal 2003 compared with the same quarter last year due to a slight decline in royalty income. Royalty income for the first quarter was $165,000, down 3% from the first quarter of fiscal 2002. We expect this royalty income to end in December 2005 due to the expiration of the related patents. We believe that the Company’s total non-operating income in fiscal 2003 to be lower than that of fiscal 2002.

      During the first quarter of fiscal 2003, the Company paid dividends of $88,900, or 27% of net income. This payment represented one quarterly dividend of $0.035 per share.

      The statements contained in “Results of Operations” which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company’s expectations for future sales increases or expense changes compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a major distributor of the Company’s medical or custom products, (b) the inability to achieve anticipated sales volume of medical or custom products, (c) raw material cost increases, (d) changes in relationships with large customers, (e) the inability to achieve sales and cost targets for the Secure I.V. product line, (f) the impact of competitive products and pricing, (g) government reimbursement changes in the medical market, (h) FDA regulation of medical device manufacturing, and other risks referenced in the Company’s Securities and Exchange Commission Filings. The Company disclaims any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash from operations of approximately $755,000 during the first quarter of fiscal 2003 compared with $735,000 in the first quarter of fiscal 2002. The Company’s working capital decreased by $272,000 (2%) to $10.8 million during the three months ended December 28, 2002 from $11.1 million at September 28, 2002. The decrease is mainly the result of higher accounts payable and accrued and sundry liabilities. The current ratio declined to 3.8 from 4.4 at September 28, 2002.

      Accounts receivable, net of allowances, declined by $888,000 (18%) to $4.0 million at the end of the first quarter of fiscal 2003 compared with $4.9 million at the end of fiscal 2002. The accounts receivable balance at the end of fiscal 2002 was unusually high due to higher than normal sales volume during the last two months of fiscal 2002. The significant decline in accounts receivable during the first quarter of fiscal 2003 was due to the normal collection of those year-end accounts receivable and the return to more normal sales levels. The average days sales outstanding was 49.5 days in the first quarter of fiscal 2003 compared with 46.6 days for fiscal 2002. All of the Company’s accounts receivable are unsecured.

      Inventories increased by $754,000 (38%) to $2.7 million at the end of the first quarter of fiscal 2003 compared with $2.0 million at fiscal year end 2002. Approximately 75% of the increase in inventory was due to higher raw materials and finished goods in the consumer segment to support scheduled shipments of consumer products during the second quarter of fiscal 2003. The balance of the increase in inventory occurred in the medical segment and is related to higher sales of medical mattresses. We expect inventory levels during fiscal 2003 to be higher than those of fiscal 2002.

      Net property and equipment remained level at $3.6 million at the end of the first quarter of fiscal 2003 because depreciation expense generally offset capital expenditures of $90,000. Management expects that capital expenditures during fiscal 2003 will be higher than those of fiscal 2002.

      From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition.

      Other assets increased by $530,000 (26%) to $2.5 million during the first quarter of fiscal 2003 compared with $2.0 million at fiscal year end 2002. Most of the increase was due to deposits placed on new equipment ordered for the Secure I.V. product line.

      The Company’s trade accounts payable increased by $328,000 or 19% compared with fiscal year end 2002. The increase in accounts payable level reflects higher raw material inventory purchases as discussed above and normal monthly fluctuations. Accrued and sundry liabilities increased by $290,000 or 18% compared with fiscal year end 2002 as a result of increases in income taxes payable and accrued compensation.

      Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2003.

IMPACT OF INFLATION

      Inflation was not a material factor for the Company during the first quarter of fiscal 2003. However, we received a price increase on purchases of polyurethane foam beginning in December 2002. We will attempt to recover these cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK

      The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of December 28, 2002, the Company held $5.8 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after tax earnings by approximately $58,000.

      In addition, the Company’s other assets at December 28, 2002 included $1.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended December 28, 2002, the Company’s cash value of life insurance increased by 4%, creating income of approximately $50,000.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

      None

Item 3. Defaults Upon Senior Securities -

      None

Item 4. Submission of Matters to a Vote of Security Holders -

      None

Item 5. Other Information

      None

Item 6. Exhibits & Reports on Form 8-K

(a)	None

(b)	Report on form 8-K filed December 23, 2002 containing certifications from the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins

Richard C. Coggins Chief Financial Officer

/s/ James D. Ferguson

James D. Ferguson President and Chief Executive Officer

DATE:  February 10, 2003

CERTIFICATIONS

I, James D. Ferguson, the President and Chief Executive Officer of Span-America Medical Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Span-America Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ James D. Ferguson

James D. Ferguson President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Coggins, the Chief Financial Officer of Span-America Medical Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Span-America Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (for persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ Richard C. Coggins

Richard C. Coggins, Chief Financial Officer