Form 10-Q
period 2003-03-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2003-05-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 29, 2003

OR

TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________.

Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0525804 (IRS Employer Identification Number)

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

Common Stock, No Par Value — 2,550,154 shares as of May 1, 2003

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets — March 29, 2003 and September 28, 2002	3

Statements of Income — three and six months ended March 29, 2003 and March 30, 2002	4

Statements of Cash Flows — six months ended March 29, 2003 and March 30, 2002	5

Notes to Financial Statements — March 29, 2003	6

Item 2. Management’s Discussion and Analysis of Interim Financial Condition and Results of Operations	9

Item 3. Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures	15

Officer Certifications	16

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets

	March 29,	Sept. 28,
	2003	2002
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$1,579,550	$1,095,299
Securities available for sale	4,850,380	5,853,717
Accounts receivable, net of allowances of $448,000 (Mar. 2003) and $381,000 (Sep. 2002)	5,320,161	4,926,879
Inventories (Note 2)	3,041,067	1,958,388
Prepaid expenses and deferred income taxes	398,190	496,238

Total current assets	15,189,348	14,330,521

Property and equipment, net (Note 3)	3,604,566	3,631,867
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,027,765 (2003 and 2002)	1,924,131	1,924,131
Other assets (Note 4)	2,527,335	2,019,334

	$23,245,380	$21,905,853

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,250,048	$1,702,989
Accrued and sundry liabilities	981,806	1,569,899

Total current liabilities	4,231,854	3,272,888

Deferred income taxes	282,000	282,000
Deferred compensation	943,616	957,299
Shareholders’ equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,542,154 (Mar. 2003) and 2,538,870 (Sep. 2002)	209,356	196,340
Additional paid in capital	8,527	8,527
Retained earnings	17,570,027	17,188,799

Total shareholders’ equity	17,787,910	17,393,666

Contingencies (Note 8)	$23,245,380	$21,905,853

See accompanying notes.

Note: The Balance Sheet at September 28, 2002 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$10,839,107	$7,557,360	$18,730,762	$14,448,816
Cost of goods sold	8,205,607	5,007,493	13,590,930	9,679,920

Gross profit	2,633,500	2,549,867	5,139,832	4,768,896

Selling and marketing expenses	1,584,014	1,453,470	3,099,406	2,750,585
Research and development expenses	149,000	71,396	284,376	142,064
General and administrative expenses	723,882	585,227	1,263,427	1,091,081

	2,456,896	2,110,093	4,647,209	3,983,730

Operating income	176,604	439,774	492,623	785,166

Non-operating income:
Investment income	18,379	20,923	48,357	50,644
Royalty income	153,759	166,264	318,570	336,217
Other income	640	86,999	1,435	87,618

	172,778	274,186	368,362	474,479

Income before income taxes	349,382	713,960	860,985	1,259,645
Provision for income taxes	123,000	252,000	302,000	443,000

Net income	$226,382	$461,960	$558,985	$816,645

Net income per share of common stock (Note 5)
Basic	$0.09	$0.18	$0.22	$0.32
Diluted	$0.09	$0.18	$0.21	$0.32

Dividends per common share	$0.03	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	2,539,846	2,524,515	2,539,358	2,520,958
Diluted	2,644,583	2,592,129	2,638,618	2,575,121

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended

	March 29,	March 30,
	2003	2002

Operating activities:
Net income	$558,985	$816,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,176	239,463
Provision for losses on accounts receivable	52,000	48,000
(Increase) decrease in cash value of life insurance	(41,635)	(70,585)
Deferred compensation	(13,683)	(12,669)
Income received from Prudential demutualization	—	(83,636)
Changes in operating assets and liabilities:
Accounts receivable	(441,945)	307,168
Inventory	(1,082,679)	12,798
Prepaid expenses and other assets	(323,803)	(130,939)
Accounts payable and accrued expenses	958,966	(303,098)

Net cash (used for) provided by operating activities	(70,618)	823,147

Investing activities:
Purchases of marketable securities	—	(800,000)
Proceeds from sales of marketable securities	1,000,000	470,000
Purchases of property, plant and equipment	(200,280)	(130,388)
Payments for other assets	(80,110)	(301,831)

Net cash provided by (used for) investing activities	719,610	(762,219)

Financing activities:
Dividends paid	(177,757)	(151,359)
Common stock issued upon exercise of options	13,016	9,915

Net cash used for financing activities	(164,741)	(141,444)
Increase (Decrease) in cash and cash equivalents	484,251	(80,516)
Cash and cash equivalents at beginning of year	1,095,299	1,074,391

Cash and cash equivalents at end of year	$1,579,550	$993,875

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 29, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2002.

NOTE 2 — INVENTORIES

The components of inventories are as follows:

	Mar. 29, 2003	Sep. 28, 2002

Raw Materials	$2,057,858	$1,287,831
Finished Goods	983,209	670,557

	$3,041,067	$1,958,388

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Mar. 29, 2003	Sep. 28, 2002

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	3,727,761	3,727,761
Machinery and equipment	6,294,326	6,125,240
Furniture and fixtures	570,580	539,386
Automobiles	9,520	9,520
Leasehold improvements	11,345	11,345

	11,177,047	10,976,767
Less accumulated depreciation	7,572,481	7,344,900

	$3,604,566	$3,631,867

NOTE 4 — OTHER ASSETS

Other assets consist of the following:

	Mar. 29, 2003	Sep. 28, 2002

Patents, net of accumulated amortization of $1,122,724 (Mar. 2003) and $1,087,128 (Sep. 2002)	$598,568	$579,053
Cash value of life insurance policies	1,361,841	1,320,206
Deposits on inventory and equipment	498,327	73,675
Other	68,599	46,400

	$2,527,335	$2,019,334

NOTE 5 — EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”

	Three Months Ended		Six Months Ended

	Mar. 29, 2003	Mar. 30, 2002	Mar. 29, 2003	Mar. 30, 2002

Numerator for basic and diluted earnings per share:
Net income	$226,382	$461,960	$558,985	$816,645

Denominator:
Denominator for basic earnings per share weighted average shares	2,539,846	2,524,515	2,539,358	2,520,958
Effect of dilutive securities:
Employee and board stock options	104,737	67,614	99,260	54,163

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,644,583	2,592,129	2,638,618	2,575,121

Net income per share:
Basic	$0.09	$0.18	$0.22	$0.32
Diluted	$0.09	$0.18	$0.21	$0.32

NOTE 6 — OPERATIONS AND INDUSTRY SEGMENTS

The company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its products and therefore complies with the requirements of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended

	Mar. 29, 2003	Mar. 30, 2002	Mar. 29, 2003	Mar. 30, 2002

Net sales:
Medical	$5,113,408	$4,743,671	$10,377,816	$9,099,919
Custom products	5,725,699	2,813,689	8,352,946	5,348,897
Safety catheters

Total	10,839,107	7,557,360	18,730,762	14,448,816

Operating profit (loss):
Medical	446,068	453,748	1,096,482	969,032
Custom products	148,935	124,126	9,280	57,771
Safety catheters	(118,470)		(217,401)

Total	476,533	577,874	888,361	1,026,803

Corporate expense	(299,929)	(138,100)	(395,738)	(241,637)
Other income	172,778	274,186	368,362	474,479

Income before income taxes	$349,382	$713,960	$860,985	$1,259,645

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company’s statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 7 — SHAREHOLDERS’ EQUITY

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended

	Mar. 29, 2003	Mar. 30, 2002	Mar. 29, 2003	Mar. 30, 2002

Net income
As reported	$226,382	$461,960	$558,985	$816,645
Proforma	$192,354	$439,523	$500,918	$776,910

Basic net income per common share
As reported	$0.09	$0.18	$0.22	$0.32
Proforma	$0.08	$0.17	$0.20	$0.31

Diluted net income per common share
As reported	$0.09	$0.18	$0.21	$0.32
Proforma	$0.07	$0.17	$0.19	$0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2003 and 2002, respectively: risk-free interest rates of 3.26% and 3.45%; dividend yields of 1.6% and 1.7%; volatility factors of the expected market price of the Company’s common stock of .384 and .407; and a weighted average expected life of the option of 8 years for both periods.

NOTE 8 — CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 2003 rose 43% to $10.8 million compared with $7.6 million in the second quarter of fiscal 2002. For the year to date in fiscal 2003, net sales increased 30% to $18.7 million from $14.4 million in the same period last year. The increase in net sales for the second quarter and year-to-date resulted from higher unit sales of pillows and Geo-Systems™ mattress pads for the consumer market and higher unit sales of PressureGuard® therapeutic mattresses for the medical market.

     Net income for the second quarter of fiscal 2003 declined 51% to $226,000, or 9 cents a diluted share, compared with $462,000, or 18 cents a diluted share, in the second quarter of fiscal 2002. The decline in second quarter earnings compared with the prior year resulted from higher raw material costs, changes in product mix, increased professional fees, and expenses related to the introduction of the new Secure I. V. product line. Additionally, earnings in the second quarter of last year also included a one-time gain of $84,000 (or $0.02 per share after taxes) on stock received from the demutualization of Prudential Insurance Company.

     Net income for the year to date decreased 32% to $559,000 or $0.21 a diluted share, compared with $817,000, or $0.32 a diluted share, in the first six months of fiscal 2002. The year-to-date decline was due to the same factors noted above for the second quarter of fiscal 2003.

     The Company’s total medical sales increased by 8% to $5.1 million in the second quarter this year from $4.7 million in the same quarter last year. Medical mattress sales rose 28% in the second quarter and patient positioners were up 3%. Sales of overlays and seating products were down by 15% and 7%, respectively. The decline in overlay sales reflects a continuing trend of customers switching to replacement mattresses from mattress overlays.

     For the year to date in fiscal 2003, medical sales rose 14% to $10.4 million from $9.1 million in the same period last year. The increase was driven by higher unit volumes of mattresses and positioners, which grew by 41% and 8%, respectively. These increases were partly offset by volume declines in overlays and seating, which decreased by 12% and 8%, respectively. Management expects sales of medical products for the remainder of fiscal 2003 to be slightly higher than those of the same period in fiscal 2002.

     Sales in the custom products segment increased by 103% during the second quarter to $5.73 million from $2.81 million in the same period last year. For the year-to-date, custom products sales increased 56% to $8.35 million from $5.35 million in the same period last year. The custom products segment includes consumer and industrial foam products. Sales of consumer foam products increased 133% in the second quarter and 69% for the year to date compared with the same periods last year as a result of higher demand for our consumer Geo-Systems™ overlays sold through our marketing partner, Louisville Bedding Company. The majority of the increase is the result of new business with Wal-Mart, which is sold through Louisville Bedding. Sales of our industrial product lines have increased with the improving manufacturing economy. Industrial sales increased 13% in the second quarter of 2003 and 17% for the year-to-date compared with the same periods in 2002. Management expects that custom product sales during the remainder of fiscal 2003 will be higher than those of the same period in fiscal 2002, but the rate of increase will be lower than that that achieved for 2003 year to date.

     The Company’s gross profit level increased by 3% in the second quarter of fiscal 2003 to $2.63 million from $2.55 million in the second quarter last year. The gross margin percentage for the second quarter decreased to 24.3% compared with 33.7% in the second quarter last year. For the first half of fiscal 2003, gross profit increased 8% to $5.14 million from $4.77 million, and the gross margin percentage decreased to 27.4% compared with 33.0% for the first half of fiscal 2002. The increases in gross profit for the second quarter and year to date were due to higher sales volume. The decline in gross margin percentage resulted from raw material cost increases due to higher prices on foam (our largest volume raw material). In addition, product mix for the second quarter was less profitable due to the increase in sales of consumer pad and pillow business during the second quarter. The medical segment has historically had a higher gross margin than the custom products segment mainly because most of the Company’s medical products are patented and proprietary. Management expects the Company’s gross margin percentage for fiscal 2003 to be less than that of fiscal 2002.

     Sales and marketing expenses increased by $131,000 (9%) to $1.6 million during the second quarter of fiscal 2003 compared with the same quarter last year. For the year to date in fiscal 2003, these expenses increased $349,000 (13%) to $3.1 million compared with $2.75 million for the same period last year. For both the quarter and the year-to-date periods, the majority of the increases came in the areas of evaluation samples and commissions. Total sales and marketing expenses for fiscal 2003 are expected to be higher than those of fiscal 2002.

     Total research and development expenses were up 109% to $149,000 compared with $71,000 in the second quarter of fiscal 2002 as a result of work on the Secure I.V. product line of safety catheters, which was acquired in July 2002. Second quarter research and development expenses related to the preparation for launch of the new Secure I.V. product line were $78,000. Total research and development expenses for the first half of fiscal 2003 were up 100% to $284,000 compared with $142,000 in the first half of fiscal 2002. Research and development expenses for the first two quarters of 2003 included $153,000 for product development and preparation for the introduction of the Secure I.V. product line. We expect to launch marketing of the Secure I.V. product line during the second half of fiscal 2003. We anticipate that initial sales of the Secure I.V. products in fiscal 2003 will not offset higher marketing and development expenses related to the product line’s introduction.

     General and administrative expenses increased $139,000 (24%) for the second quarter of fiscal 2003 to $724,000 compared with $585,000 in the second fiscal quarter of last year. For the year-to-date in fiscal 2003, general and administrative expenses increased $172,000 (16%) to $1.26 million compared with $1.09 million for the same period in fiscal 2002. The increase in both periods was almost entirely related to higher professional fees during the second quarter of fiscal 2003. The Company incurred professional fees in the second quarter of approximately $130,000, or $0.03 per share after taxes, related to the amendment and restatement of the Company’s shareholder rights plan, which was due to expire this year. General and administrative expenses for fiscal 2003 are expected to be higher than those of 2002.

     Non-operating income decreased by 37% to $173,000 in the second quarter of fiscal 2003 compared with the same quarter last year. For the fiscal year-to-date, non-operating income decreased by 22% to $368,000 in fiscal 2003 compared with the same period last year. The decreases were caused by a one-time, pre-tax gain in the second quarter of fiscal 2002 of $84,000 ($55,000 or 2 cents a share after taxes) as a result of common stock received through the demutualization of Prudential Insurance Company. Royalty income on a shielded syringe product licensed to Becton and Dickinson Company (BD) decreased 8% to $154,000 during the second quarter of 2003 compared with the second quarter of 2002. Royalty income decreased 5% to $319,000 year to date in 2003 compared with 2002. The Company’ license agreement with BD is scheduled to expire in December 2005, and the associated royalty income will be eliminated.

     The Company’s investment income declined by 12% in the second quarter of fiscal 2003 and 4% for the year to date. The decline in investment income is the result of lower interest rates on the Company’s marketable debt securities. Management expects total non-operating income for the remainder of fiscal 2003 to be slightly less than that of the same period in fiscal 2002.

     During the first six months of fiscal 2003, the Company paid dividends of $177,800 or 32% of net income for the year-to-date period. This amount represented two quarterly dividends of $0.035 per share.

     The statements contained in “Results of Operations” which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company’s expectations for future sales and expense levels compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a major distributor of the Company’s products, (b) the inability to achieve anticipated sales volumes, (c) changes in relationships with large customers, (d) the impact of competitive products and pricing, (e) government reimbursement changes in the medical market, (f) FDA regulation of medical device manufacturing, (g) raw material cost increases, and other risks referenced in the Company’s Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash from operations of $71,000 during the first two quarters of fiscal 2003 compared with cash provided from operations of $823,000 in the same period last year. The decrease in cash flow was caused mainly by increases in inventory, accounts receivable, deposits on new equipment, and lower net income.

     The Company’s working capital decreased by $100,000 or 1% during the six months ended March 29, 2003 due mainly to an increase in accounts payable associated with inventory purchases to support higher sales volumes. Working capital was also affected by a reduction in securities available for sale to fund increases in accounts receivable, inventory, and deposits on new equipment. In addition, the current ratio decreased to 3.6 at March 29, 2003 from 4.4 at fiscal year end 2002.

     Accounts receivable, net of allowances, increased by $393,000 or 8% to $5.3 million at the end of the second quarter of fiscal 2003 compared with $4.9 million at the end of fiscal 2002. The increase was due to higher sales levels. The average days sales outstanding was 46.0 days for the first half of fiscal 2003 compared with 46.6 days for fiscal 2002. All of the Company’s accounts receivable are unsecured.

     Inventory levels increased 55% to $3.0 million at the end of the second quarter of fiscal 2003 compared with $1.9 million at fiscal year end 2002. Approximately 73% of the increase in inventory was due to higher levels of raw material and finished goods in the consumer segment to support continuing scheduled shipments of consumer products. The balance of the increase in inventory occurred in the medical segment and is related to higher sales of medical mattresses. Management expects inventory levels during the remainder of fiscal 2003 to be higher than those of fiscal 2002.

     Net property and equipment declined 1% during the first six months of fiscal 2003. Capital expenditures of $200,000 were offset by normal depreciation expense. Management expects capital expenditures during fiscal 2003 to be higher than those of fiscal 2002. From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of the final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition.

     Other assets increased by $508,000 (25%) to $2.5 million during the first half of fiscal 2003 compared with $2.0 million at fiscal year end 2002. Most of the increase was due to deposits placed on new equipment ordered for the Secure I.V. product line.

     The Company’s trade accounts payable increased by $1.5 million or 91% compared with fiscal year end 2002, as a result of increases in inventory purchases as discussed above. Accrued and sundry liabilities decreased by $588,000 or 37% compared with fiscal year end

2002 because of decreases in accrued compensation, accrued income taxes and accrued property taxes.

     Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2003.

IMPACT OF INFLATION

     Inflation was a factor for the Company during the first quarter of fiscal 2003 as we received price increases on purchases of polyurethane foam beginning in December 2002. We will attempt to recover these cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK

     The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of March 29, 2003, the Company held $5.3 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $53,000.

     In addition, the Company’s other assets at March 29, 2003 included $1.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended March 29, 2003, the Company’s cash value of life insurance decreased by 1%, creating expense of approximately $11,000. For the year to date in fiscal 2003, the Company’s cash value of life insurance increased by 3%, creating income of approximately $39,000 compared with income of $69,000 for the same period last year.

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

ITEM 2. Changes in Securities — None

ITEM 3. Defaults Upon Senior Securities — None

ITEM 4. Submission of Matters to a Vote of Security Holders –

     The Company held its Annual Meeting of Shareholders on February 14, 2003. At this meeting, Guy R. Guarch, Thomas D. Henrion and Douglas E. Kennemore, M. D. were elected to three-year terms as directors. The voting details are as follows:

	For	Against	Abstain	Not Voted

Guy R. Guarch	2,338,613	32,933	0	0
Thomas D. Henrion	2,113,022	258,524	0	0
Douglas E. Kennemore, M.D.	2,338,613	32,933	0	0

ITEM 5. Other Information — None

ITEM 6. Exhibits & Reports on Form 8-K

(a)	Exhibits

(b)	Report on form 8-K filed February 10, 2003 containing certifications from the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report on Form 8-K filed March 13, 2003 related to an amendment to the Company’s Bylaws.

Report on Form 8-K filed March 24, 2003 related to the Company’s Amended and Restated Shareholder Rights Agreement dated March 24, 2003.

Report on Form 8-K filed April 25, 2003 related to the Company’s earnings release for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins

Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson

James D. Ferguson
President and Chief Executive Officer

DATE: May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ James D. Ferguson

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Richard C. Coggins

Richard C. Coggins,
Chief Financial Officer