Form 10-Q
period 2003-06-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2003-08-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 28, 2003

OR

TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________.

Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

South Carolina	57-0525804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

70 Commerce Center
Greenville, South Carolina 29615
(Address of Principal Executive Offices) (Zip Code)

        Registrant’s telephone number, including area code: (864) 288-8877

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practical date.

Common Stock, No Par Value — 2,550,154 shares as of August 4, 2003

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - June 28, 2003 and September 28, 2002	3

Statements of Income - three and nine months ended June 28, 2003
and June 29, 2002	4

Statements of Cash Flows - nine months ended June 28, 2003 and
June 29, 2002	5

Notes to Financial Statements - June 28, 2003	6

Item 2. Management's Discussion and Analysis of Interim Financial
Condition and Results of Operations	9

Item 3. Market Risk	13

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures	15

Officer Certifications	16

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets

	June 28, 2003 (Unaudited)	Sept. 28, 2002 (Note)
Assets
Current assets:
Cash and cash equivalents	$ 1,325,568	$ 1,095,299
Securities available for sale	4,850,632	5,853,717
Accounts receivable, net of allowances of $421,000
(June 2003) and $381,000 (Sep. 2002)	5,615,597	4,926,879
Inventories (Note 2)	2,888,385	1,958,388
Prepaid expenses and deferred income taxes	473,791	496,238

Total current assets	15,153,973	14,330,521
Property and equipment, net (Note 3)	4,621,344	3,631,867
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765
(2003 and 2002)	1,924,131	1,924,131
Other assets (Note 4)	2,171,192	2,019,334

	$23,870,640	$21,905,853

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 3,013,081	$ 1,702,989
Accrued and sundry liabilities	1,484,015	1,569,899

Total current liabilities	4,497,096	3,272,888
Deferred income taxes	282,000	282,000
Deferred compensation	936,511	957,299
Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares
2,550,154 (June 2003) and 2,538,870 (Sep. 2002)	273,356	196,340
Additional paid in capital	8,527	8,527
Retained earnings	17,873,150	17,188,799

Total shareholders' equity	18,155,033	17,393,666

Contingencies (Note 8)
	$23,870,640	$21,905,853

See accompanying notes.

Note: The Balance Sheet at September 28, 2002 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	$10,608,778	$8,343,492	$29,339,540	$22,792,309
Cost of goods sold	7,702,258	5,814,481	21,293,188	15,494,403

Gross profit	2,906,520	2,529,011	8,046,352	7,297,906
Selling and marketing expenses	1,674,912	1,479,032	4,774,319	4,229,616
Research and development expenses	144,139	80,009	428,514	222,073
General and administrative expenses	645,261	582,139	1,908,688	1,673,220

	2,464,312	2,141,180	7,111,521	6,124,909

Operating income	442,208	387,831	934,831	1,172,997
Non-operating income:
Investment income	20,511	25,951	68,868	76,593
Royalty income	138,858	135,000	457,428	471,218
Other income	802	610	2,237	88,229

	160,171	161,561	528,533	636,040

Income before income taxes	602,379	549,392	1,463,364	1,809,037
Provision for income taxes	210,000	190,000	512,000	633,000

Net income	$ 392,379	$ 359,392	$ 951,364	$ 1,176,037

Net income per share of common stock (Note 5)
Basic	$ 0.15	$ 0.14	$ 0.37	$ 0.47
Diluted	$ 0.15	$ 0.14	$ 0.36	$ 0.45
Dividends per common share	$ 0.035	$ 0.03	$ 0.105	$ 0.09
Weighted average shares outstanding:
Basic	2,549,802	2,530,793	2,542,840	2,524,236
Diluted	2,674,306	2,629,517	2,650,514	2,593,253

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 28, 2003	June 29, 2002
Operating activities:
Net income	$ 951,364	$ 1,176,037
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	405,865	360,080
Provision for losses on accounts receivable	88,000	72,000
Increase in cash value of life insurance	(115,335)	(14,934)
Deferred compensation	(20,788)	(19,248)
Income received from Prudential demutualization	--	(83,636)
Changes in operating assets and liabilities:
Accounts receivable	(773,633)	(595,551)
Inventory	(929,997)	(296,097)
Prepaid expenses and other assets	89,845	(17,343)
Accounts payable and accrued expenses	1,233,674	316,512

Net cash provided by operating activities	928,995	897,820
Investing activities:
Purchases of marketable securities	--	(1,400,000)
Proceeds from sales of marketable securties	1,000,000	800,000
Purchases of property, plant and equipment	(1,339,570)	(314,758)
Payments for other assets	(95,693)	(350,363)

Net cash used for investing activities	(435,263)	(1,265,121)
Financing activities:
Dividends paid	(267,013)	(227,294)
Common stock issued upon exercise of options	3,550	43,473

Net cash used for financing activities	(263,463)	(183,821)
Increase (decrease) in cash and cash equivalents	230,269	(551,122)
Cash and cash equivalents at beginning of year	1,095,299	1,074,391

Cash and cash equivalents at end of year	$ 1,325,568	$ 523,269

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 28, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

	June 28, 2003	Sep. 28, 2002

Raw Materials	$2,023,046	$1,287,831
Finished Goods	865,339	670,557

	$2,888,385	$1,958,388

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	June 28, 2003	Sep. 28, 2002
Land	$ 317,343	$ 317,343
Land improvements	246,172	246,172
Buildings	3,727,761	3,727,761
Machinery and equipment	7,123,816	6,125,240
Furniture and fixtures	880,380	539,386
Automobiles	9,520	9,520
Leasehold improvements	11,345	11,345

	12,316,337	10,976,767
Less accumulated depreciation	7,694,993	7,344,900

	$ 4,621,344	$ 3,631,867

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

	June 28, 2003	Sep. 28, 2002
Patents, net of accumulated amortization
of $1,142,900 (June 2003) and $1,087,128 (Sep. 2002)	$ 606,473	$ 579,053
Cash value of life insurance policies	1,435,541	1,320,206
Deposits on inventory	16,645	73,675
Other	112,533	46,400

	$2,171,192	$2,019,334

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator for basic and diluted
earnings per share:
Net income	$ 392,379	$ 359,392	$ 951,364	$1,176,037

Denominator:
Denominator for basic earnings per share
weighted average shares	2,549,802	2,530,793	2,542,840	2,524,236
Effect of dilutive securities:
Employee and board stock options	124,504	98,724	107,674	69,017

Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,674,306	2,629,517	2,650,514	2,593,253

Net income per share:
Basic	$ 0.15	$ 0.14	$ 0.37	$ 0.47
Diluted	$ 0.15	$ 0.14	$ 0.36	$ 0.45

NOTE 6 - OPERATIONS AND INDUSTRY SEGMENTS

The company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Medical	$ 5,490,910	$ 5,080,366	$ 15,868,726	$ 14,180,285
Custom products	5,117,868	3,263,126	13,470,814	8,612,024
Safety catheters	--	--	--	--

Total	10,608,778	8,343,492	29,339,540	22,792,309

Operating profit (loss):
Medical	651,103	664,050	1,747,585	1,633,082
Custom products	82,453	(94,678)	91,733	(36,907)
Safety catheters	(131,405)	--	(348,806)	--

Total	602,151	569,372	1,490,512	1,596,175

Corporate expense	(159,943)	(181,542)	(555,681)	(423,178)
Other income	160,171	161,562	528,533	636,040

Income before income taxes	$ 602,379	$ 549,392	$ 1,463,364	$ 1,809,037

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

NOTE 7 - SHAREHOLDERS' EQUITY

The Company accounts for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income
As reported	$ 392,379	$ 359,392	$ 951,364	$ 1,176,037
Proforma	$ 349,212	$ 335,326	$ 850,130	$ 1,112,236

Basic net income per common share
As reported	$ 0.15	$ 0.14	$ 0.37	$ 0.47
Proforma	$ 0.14	$ 0.13	$ 0.33	$ 0.44

Diluted net income per common share
As reported	$ 0.15	$ 0.14	$ 0.36	$ 0.45
Proforma	$ 0.13	$ 0.13	$ 0.32	$ 0.43

The fair value of each option grant is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for grants made in 2003 and 2002, respectively: risk–free interest rates of 3.26% and 3.45%; dividend yields of 1.6% and 1.7%; volatility factors of the expected market price of the Company's common stock of .384 and .407; and a weighted average expected life of the option of 8 years for both periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net sales for the third quarter of fiscal 2003 rose 27% to $10.6 million compared with $8.3 million in the third quarter of fiscal 2002. For the year to date in fiscal 2003, net sales increased 29% to $29.3 million from $22.8 million in the same period last year. The increase in net sales for the third quarter and year-to-date resulted mainly from higher unit sales of pillows and Geo-Systems™ mattress pads for the consumer market and higher unit sales of PressureGuard® and Geo-Mattress® therapeutic mattresses for the medical market.

        Net income for the third quarter of fiscal 2003 rose 9% to $392,000, or 15 cents a diluted share, compared with $359,000, or 14 cents a diluted share, in the third quarter of fiscal 2002. The increase in third quarter earnings compared with the prior year resulted from higher sales in the custom products segment, particularly consumer mattress pads, and increased medical mattress sales.

        Net income for the year to date decreased 19% to $951,400 or $0.36 a diluted share, compared with $1.2 million or $0.45 a diluted share, in the first nine months of fiscal 2002. The year-to-date decline was due primarily to higher raw material costs, a less profitable product mix, increased professional fees, and expenses related to the introduction of the new Secure I. V. product line compared with the first nine months of fiscal 2002.

        The Company’s total medical sales increased by 8% to $5.5 million in the third quarter this year from $5.1 million in the same quarter last year. The majority of the growth in medical sales was from our proprietary lines of therapeutic replacement mattresses. Medical mattress sales rose 31% in the third quarter, led by the Company’s newest powered mattresses, The PressureGuard®APM2® and the PressureGuard Easy Air®. Sales of patient positioners increased 4% during the third quarter. Sales of the Company’s Selan® line of skin care products grew by 11% during the quarter as a result of the June introduction of the new Selan Herbal™ barrier cream. Sales of overlays were down by 8%, continuing a long-term trend of customers switching to replacement mattresses from mattress overlays. Seating sales were down 46% in the third quarter compared with the third quarter of fiscal 2002. Last year’s third quarter seating sales included a large one-time sale to a customer in the long term care market. Excluding the special order from last year, seating sales in the third quarter this year would have declined 9% compared with the prior year.

        For the year to date in fiscal 2003, medical sales rose 12% to $15.9 million from $14.2 million in the same period last year. The increase was driven by higher unit volumes of mattresses and positioners, which grew by 37% and 7%, respectively. These increases were partly offset by volume declines in overlays and seating, which decreased by 11% and 26%, respectively. Management expects sales of medical products for the fourth quarter of fiscal 2003 to be similar to those of the first three quarters of this fiscal year.

        Sales in the custom products segment increased by 57% during the third quarter to $5.1 million from $3.3 million in the same period last year. For the year-to-date, custom products sales increased 56% to $13.5 million from $8.6 million in the same period last year. The custom products segment includes consumer and industrial foam products. Sales of consumer foam products increased 68% in the third quarter and 69% for the year to date compared with the same periods last year. The majority of the increase was the result of increased shipments of Geo-tech™ foam mattress pads sold to Wal-Mart through our marketing partner, Louisville Bedding Company. Sales of our industrial product lines have increased with the improving manufacturing economy, resulting in increased orders from new and existing customers. Industrial sales increased 11% in the third quarter of 2003 and 15% for the year-to-date compared with the same periods in 2002. Management expects that custom product sales during the fourth quarter of fiscal 2003 will be similar to or slightly less than those of the same period last year mainly due to the comparison with our excellent sales performance in the fourth quarter of 2002.

        The Company’s gross profit level increased by 15% in the third quarter of fiscal 2003 to $2.91 million from $2.53 million in the third quarter last year. For the year to date in fiscal 2003, gross profit increased 10% to $8.05 million from $7.30 million. The increases in gross profit level for the third quarter and year to date periods were mainly due to higher sales volume and improved manufacturing efficiencies. The gross margin percentage for the third quarter decreased to 27.4% compared with 30.3% in the third quarter last year. The gross margin percentage for the year to date in 2003 decreased to 27.4% compared with 32.0% for the year to date in fiscal 2002. The decline in gross margin percentage for the third quarter and the year to date resulted from raw material cost increases due to higher prices on foam (our largest volume raw material). Span-America has received three price increases on foam raw materials during the past 12 months and has only been partially successful at passing these higher costs along to customers. Higher consumer sales in 2003 compared with 2002 also reduced margins since they carry lower margins than those associated with the Company’s medical business. The medical segment has historically had a higher gross margin than the custom products segment mainly because most of the Company’s medical products are patented and proprietary. Management expects the Company’s gross margin percentage for the remainder of fiscal 2003 to be less than that of fiscal 2002 because of higher foam costs and a less profitable sales mix.

        Sales and marketing expenses increased by $196,000 (13%) to $1.67 million during the third quarter of fiscal 2003 compared with the same quarter last year. For the year to date in fiscal 2003, these expenses increased $545,000 (13%) to $4.77 million compared with $4.23 million for the same period last year. For both the quarter and the year-to-date periods, the increases were mainly in the areas of evaluation samples and commissions. Year to date sales and marketing expenses for 2003 include $69,000 related to the Secure I. V. product line of safety catheters acquired in July 2002 which is further discussed below. Total sales and marketing expenses for the fourth quarter of fiscal 2003 are expected to be similar to those of the third quarter just completed.

        Total research and development expenses were up 80% to $144,000 compared with $80,000 in the third quarter of fiscal 2002 as a result of work on the Secure I.V. product line. Third quarter research and development expenses related to the preparation for launch of the new Secure I.V. product line were $83,000. Total research and development expenses for the year to date in fiscal 2003 were up 93% to $429,000 compared with $222,000 in the first three quarters of fiscal 2002. Research and development expenses for the first three quarters of 2003 included $235,000 for product development and preparation for the introduction of the Secure I.V. product line. We anticipate that initial sales of Secure I.V. products will occur in early fiscal 2004 and will not offset higher marketing and development expenses related to the product line’s introduction during the period.

        General and administrative expenses increased $63,000 (11%) for the third quarter of fiscal 2003 to $645,000 compared with $582,000 in the third fiscal quarter of last year. For the year-to-date in fiscal 2003, general and administrative expenses increased $236,000 (14%) to $1.91 million compared with $1.67 million for the same period in fiscal 2002. The increase in both periods was related primarily to higher professional fees and higher property and casualty insurance costs. Expenses related to various proposals by Mr. Jerry Zucker, which are more fully discussed in Part II, Item 1. Legal Proceedings, were approximately $85,000 in the third quarter. The Company incurred professional fees in the second quarter of approximately $130,000, or $0.03 per share after taxes, related to the amendment and restatement of the Company’s shareholder rights plan, which was due to expire this year. General and administrative expenses for fiscal 2003 are expected to be higher than those of 2002 as a result of anticipated ongoing expenses related to the proposals by Mr. Zucker.

        Non-operating income remained level at $160,000 in the third quarter of fiscal 2003 compared with the same quarter last year. For the fiscal year to date, non-operating income decreased by 17% to $529,000 in fiscal 2003 compared with the same period last year. The decrease was caused by a one-time, pre-tax gain in the second quarter of fiscal 2002 of $84,000 ($55,000 or 2 cents a share after taxes) as a result of common stock received through the demutualization of Prudential Insurance Company. Royalty income on a shielded syringe product licensed to Becton and Dickinson Company (BD) increased 3% to $139,000 during the third quarter of 2003 compared with the third quarter of 2002. For the year to date in fiscal 2003, royalty income decreased 3% to $457,000 compared with the same period last year. The Company’ license agreement with BD is scheduled to expire in December 2005, and the associated royalty income will be eliminated.

        The Company’s investment income declined by 21% in the third quarter of fiscal 2003 and 10% for the year to date. The decline in investment income is the result of lower interest rates on the Company’s marketable debt securities and to a lesser extent to a decline in the level of marketable securities during fiscal 2003. Management expects total non-operating income for the remainder of fiscal 2003 to be slightly less than that of the same period in fiscal 2002.

        During the first nine months of fiscal 2003, the Company paid dividends of $267,000 or 28% of net income for the year-to-date period. This amount represented three quarterly dividends of $0.035 per share.

        The statements contained in “Results of Operations” which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company’s expectations for future sales and expense levels compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a major distributor of the Company’s products, (b) the inability to achieve anticipated sales volumes, (c) raw material cost increases, (d) changes in relationships with large customers, (e) the inability to achieve sales or cost targets for the Secure I.V. product line, (f) potential design and production difficulties for the Secure I.V. product line, (g) the impact of competitive products and pricing, (h) government reimbursement changes in the medical market, (i) FDA regulation of medical device manufacturing, and other risks referenced in the Company’s Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        The Company generated cash from operations of $929,000 during the first three quarters of fiscal 2003 compared with $898,000 in the same period last year. The increase in cash flow was caused mainly by increases in accounts payable and accrued expenses in order to support higher sales volumes.

        The Company’s working capital decreased by $401,000 or 4% during the nine months ended June 28, 2003 due primarily to an increase in accounts payable related to inventory purchases and other expenses in support of higher sales volumes. Working capital was also lowered by a reduction in securities available for sale to fund increases in accounts receivable, inventory, and new equipment. In addition, the current ratio decreased to 3.4 at June 28, 2003 from 4.4 at fiscal year end 2002.

        Accounts receivable, net of allowances, increased by $689,000 or 14% to $5.6 million at the end of the third quarter of fiscal 2003 compared with $4.9 million at the end of fiscal 2002. The increase was due to higher sales levels. The average days sales outstanding was 45.4 days for the first half of fiscal 2003 compared with 46.6 days for fiscal 2002. All of the Company’s accounts receivable are unsecured.

        Inventory levels increased 47% to $2.9 million at the end of the third quarter of fiscal 2003 compared with $2.0 million at fiscal year end 2002. Approximately 77% of the increase in inventory was due to higher levels of raw material and finished goods in the consumer segment to support continuing scheduled shipments of consumer products. The balance of the increase in inventory occurred in the medical segment and is related to higher sales of medical mattresses. Management expects inventory levels during the remainder of fiscal 2003 to be similar to current levels.

        Net property and equipment increased by $989,000 (27%) during the three quarters of fiscal 2003. Capital expenditures for the fiscal year to date totaled $1.3 million, of which $824,000 was for tooling and equipment for the Secure I.V. product line and $306,000 was to replace the HVAC system for the Greenville SC plant. Management expects capital expenditures during the remainder of fiscal 2003 to be slightly higher than the average quarterly level for first three quarters of the fiscal year due to anticipated equipment purchases related to the Secure I.V. product line.

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

        The Company’s trade accounts payable increased by $1.3 million (77%) to $3.0 million compared with $1.7 million at fiscal year end 2002. The increase in payables was the result of higher inventory purchases and other expenses in support of higher sales volumes as discussed above. Accrued and sundry liabilities decreased by $86,000 or 5% primarily due to lower incentive compensation accruals compared with the same period in fiscal 2002.

        Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2003.

IMPACT OF INFLATION

        Inflation was a factor for the Company during the first three quarters of fiscal 2003 because the Company has received three price increases on purchases of polyurethane foam since in July 2002. We will attempt to recover these cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK

        The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of June 28, 2003, the Company held $4.9 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $49,000.

        In addition, the Company’s other assets at June 28, 2003 included $1.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended June 28, 2003, the Company’s cash value of life insurance increased by 5%, creating income of approximately $73,000. For the year to date in fiscal 2003, the Company’s cash value of life insurance increased by 8%, creating income of approximately $112,000 compared with income of $13,000 for the same period last year.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On July 17, 2003, Jerry Zucker filed suit against the Company in the Court of Common Pleas in Charleston, South Carolina challenging certain aspects of the Company's Shareholder Rights Plan. In his suit, Mr. Zucker is seeking, among other relief, a court declaration that certain provisions of the Shareholder Rights Plan are unenforceable and an injunction precluding the Company from interpreting the Shareholder Rights Plan to restrict certain actions that Mr. Zucker might take in the future. Both a committee of independent directors and the full board of directors have previously concluded that the Shareholder Rights Plan is designed to help ensure that the Company's shareholders receive fair treatment in the event of an unsolicited attempt to gain control of the Company and to discourage certain coercive takeover tactics. The plan, however, is not designed to deter a proxy contest or fair offer for the whole Company. The Company intends to contest the suit vigorously.

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

ITEM 2. Changes in Securities — None

ITEM 3.    Defaults Upon Senior Securities — None

ITEM 4.     Submission of Matters to a Vote of Security Holders - None

ITEM 5.    Other Information — None

ITEM 6.     Exhibits & Reports on Form 8-K

(a)	Exhibits 31 – Officer Certifications Pursuant to Section 302 32 – Officer Certifications Pursuant to Section 906

(b)	Report on form 8-K filed May 14, 2003 containing certifications from the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report on Form 8-K filed July 23, 2003 related to the Company’s press release regarding a lawsuit filed against the Company by Jerry Zucker challenging certain aspects of the Company’s Shareholder Rights Plan.

Report on Form 8-K filed July 24, 2003 related to the Company’s earnings release for the third quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins Richard C. Coggins Chief Financial Officer

/s/ James D. Ferguson James D. Ferguson President and Chief Executive Officer

DATE:   August 11, 2003