Form 10-K
period 2003-09-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2003-12-23
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 27, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-0525804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

70 Commerce Center
Greenville, South Carolina 29615
(Address of principal executive offices)

(864) 288-8877
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☒   NO ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on March 28, 2003, the last trading day of the registrant’s most recently completed second fiscal quarter, was $16,816,766.

     The number of shares of the registrant’s common stock, no par value, outstanding as of December 4, 2003 was 2,571,218.

Documents Incorporated By Reference

     Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company’s Definitive Proxy Statement for the annual shareholder’s meeting to be held February 12, 2004 are incorporated by reference into Part III.

PART I

Item 1. Business

Background

     Span-America Medical Systems, Inc. (the “Company” or “Span-America”) was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products for the medical and custom products markets.

     Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. During the next several years, the Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of pressure ulcers, commonly known as bed sores or decubitus ulcers. In the late 1970’s the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt® mattress overlay in the health care market, which became one of the Company’s leading products. At the same time, the Company began selling its mattress overlay products to retailers throughout the United States.

     The Company entered the replacement mattress segment of the pressure ulcer care market in 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly and through distributors to hospitals, long-term care facilities, and home health care dealers.

     The Company’s long-term strategy is to become a leading health care manufacturer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the Company’s medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products which are in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products. In addition, the Company acquired the assets of the Secure I.V.® line of peripheral intravenous catheters in July 2002 and is currently in the process of bringing these products to market. The Secure I.V. products are expected to be sold directly and through distributors to health care facilities in the United States and Canada.

     The Company’s products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2003 were approximately $2.2 million or 5% of total net sales. The majority of the Company’s export sales occurred in Canada. See Note 18 in the Notes to Financial Statements on page 28 of the Company’s 2003 Annual Report attached as Exhibit 13.1.

     The Company maintains a website at http://www.spanamerica.com. The Company’s reports and other filings made with the Securities and Exchange Commissions are available free of charge on the Company’s website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Span-America Medical Systems, Inc. 2003 10-K	1

Industry Segment Data

     The industry segment data included in Note 18 to the Company’s audited financial statements for the year ended September 27, 2003, presented on pages 28 and 29 of the 2003 Annual Report, is incorporated herein by reference.

Medical

     Span-America’s principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 51% of total net sales in 2003, 59% of total net sales in 2002, and 60% of total net sales in 2001.

     Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted and lapidus foam pads and its patented Geo-Matt® overlay. Mattress overlays comprised approximately 10% of the Company’s total net sales in fiscal 2003. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to pressure ulcers. Span-America’s overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to air and water mattresses. The mattress overlays are designed for single patient use.

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

Span-America Medical Systems, Inc. 2003 10-K	2

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

     The Company’s powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510(k) marketing approval for its PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system which is built into the mattress rather than being hung on the bed frame as a separate unit.

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

Span-America Medical Systems, Inc. 2003 10-K	3

alternating pressure or a basic lateral rotation modality by flipping a toggle switch on the control panel. The APM2 represents the Company’s single largest product in terms of revenues.

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

     All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Beginning with the government’s 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly are electing to purchase these products outright through the Company’s distributors rather than continuing to rent them. During fiscal 2003, replacement mattresses and related products made up approximately 29% of total net sales.

     Patient Positioners. Span-America’s specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 10% of the Company’s net sales in fiscal 2003. This is the Company’s original product line and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold the patient’s body in orthopedically correct positions, provide greater patient comfort, and tend to promote healing for long-term comatose patients or those with a flaccid or immobilized condition. The positioners also aid in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient’s entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.

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

Span-America Medical Systems, Inc. 2003 10-K	4

     Seating Products. The final category of medical products made by Span-America consists of seating cushions and related seating products. The Company’s offerings in this category can be subdivided into three main groups:

• wound healing aids,

• patient positioning and general pressure management products, and

• pressure management products without patient positioning elements.

     Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions. Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour™ cushion, the Equalizer™, and the EZ-Dish™. The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base. Like the Isch-Dish, the Equalizer is included among seating products covered for reimbursement by the Medicare system. This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists. The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients.

     Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions. The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Company’s proprietary Geo-Matt anti-shearing surface. Seating products accounted for approximately 4% of the Company’s net sales in fiscal 2003.

     Distributor Relationship. During fiscal 2003, approximately 15% of the Company’s medical products were sold to Cardinal Healthcare, Inc. (“Cardinal”) which distributes these products to hospitals nationwide. Span-America has maintained a distribution relationship with Cardinal (formerly Allegiance Healthcare Corporation and Baxter Healthcare Corporation) for 24 years. In September 1996, Baxter spun off its healthcare distribution and cost management business to create Allegiance. In 1998, Allegiance was acquired by Cardinal and has continued to function as a separate unit of Cardinal. The Company’s distribution agreement with Cardinal has been unaffected by these ownership changes.

Custom Products

     Span-America’s custom products segment includes two major product lines: consumer products and industrial products. The Company’s consumer product line consists primarily of convoluted and geo-cut mattress overlays and specially designed pillows for the consumer bedding market. The consumer products are marketed to retailers through Louisville Bedding Company (LBC), a leading manufacturer and distributor of bedding products in North America. LBC is the exclusive distributor of the Company’s products pursuant to a distribution agreement between the companies, which expires in December 2006. The agreement can be renewed for successive terms based on mutual agreement by both companies.

Span-America Medical Systems, Inc. 2003 10-K	5

     Span-America’s industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products that are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications. To date, most of the Company’s industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturer’s representatives selling its foam fabrication capabilities primarily in the southeastern United States. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics, automotive, and sports equipment industries.

     Custom products represented approximately 49% of the Company’s total net sales in fiscal 2003, compared with 41% in fiscal 2002 and 40% in fiscal 2001. In fiscal 2003, approximately 82% of the Company’s total custom products sales were distributed through Louisville Bedding Company.

Safety Catheters

     On July 15, 2002, the Company acquired assets related to the Secure I.V.® product line from VADUS®, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The assets consist primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter. The Secure I.V. has FDA 510(k) approval and is protected by 11 patents. The Company is currently preparing to manufacture and market the new product line. We currently anticipate that sales of Secure I.V. will begin in fiscal 2004. We will operate this portion of our business as a separate segment.

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

Span-America Medical Systems, Inc. 2003 10-K	6

     The market for therapeutic replacement mattresses has developed principally during the 1990’s. Competitors include BG Industries, Invacare, Sunrise Medical, KCI, and Hill-Rom. The other competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

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

     Safety Catheters. The Company’s Secure I.V. products will compete in the protected, short peripheral catheter marketplace. Two major companies, Medex (acquired from Johnson and Johnson) and Becton Dickinson and Company, supply about 80% of this market. Both of these companies have established national sales forces and world-wide distribution networks. Their resources are greater than those of Span-America. Span-America has no established distribution base or sales force for Secure I.V. at the present time.

     The Company believes that Secure I.V.’s design offers a competitive advantage in that it allows for bloodless starts without the need for vein occlusion, which helps protect healthcare workers from exposure to blood and other body fluids. However, potential customers may choose the Company’s competitors over the Company because the competitors offer a wider range of custom variations for their safety catheters than the Company does for Secure I.V. In addition, the competitors are able to supply a wider variety of other medical devices to their customers. Because of design differences and economies of scale, competing devices are less costly to make.

Major Customers

     The Company has a business relationship with Cardinal to distribute certain of its medical foam products. In fiscal 2003 sales to Cardinal amounted to approximately 8% of the Company’s total net sales and approximately 15% of the Company’s sales in the medical segment. Span-America also has a relationship with Louisville Bedding Company to distribute certain of its consumer foam products. Sales to Louisville Bedding during fiscal 2003 made up approximately 40% of the Company’s total net sales and approximately 82% of sales in the custom products segment.

Span-America Medical Systems, Inc. 2003 10-K	7

     See “Distributor Relationship” on page 5 and “Competition” on pages 6 and 7 for more information on major customers.

Seasonal Trends

     Some seasonality can be identified in certain of the Company’s medical and consumer foam products. However, the fluctuations have minimal effect on the Company’s operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

Patents and Trademarks

     The Company holds 41 federally registered trademarks and 16 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish in the medical and consumer segments. Other federal registration applications are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company’s product lines.

     The Company also holds 53 United States patents and 6 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses for the medical segment. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the medical foam marketplace.

     Span-America’s principal patents include the patents on its Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Company’s Geo-Matt and Geo-Mattress patents have remaining lives ranging from 3 to 10 years with additional patents pending. The Company’s PressureGuard patents have remaining lives ranging from 11 to 15 years with additional patents pending. The Company’s Span-Aids patents have remaining lives ranging from 0 to 11 years.

     As previously noted, in July 2002, the Company acquired assets related to the Secure I.V.® catheter product line of VADUS®, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and five foreign patents. Additional patent applications have been filed. “Secure I.V.” is a federally registered trademark. The Company holds two foreign trademark registrations related to Secure I.V.

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

Span-America Medical Systems, Inc. 2003 10-K	8

     As of September 27, 2003, Span-America had unshipped orders of approximately $1.7 million which represents a 46% increase compared to a backlog of $1.1 million, at fiscal year end 2002. All orders in the current backlog are expected to be filled in the 2004 fiscal year.

Employees

     On September 27, 2003, the Company had 264 full-time employees, including 5 officers and two part-time employees. Of these employees, 19 were executive or management personnel, 21 were administrative and clerical personnel, 19 were sales personnel, and 202 were manufacturing employees. The Company is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

     In August 2003 the Company received certification as an ISO 9002 and ISO 13488 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant. These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9002:1994. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13488 is required by Health Canada for all Class II medical devices sold there. The certification is subject to reassessment at six month intervals.

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

Span-America Medical Systems, Inc. 2003 10-K	9

Item 2. Properties

     The Company’s principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet and is located on a 13-acre site.

     The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot leased facility in Norwalk, California. The lease expires on December 31, 2006 and provides for a rental rate of $18,657 per month, increasing annually to $20,198 per month.

     The South Carolina and California facilities are considered suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

     As previously reported in the Company’s Form 10-Q for the quarter ended June 28, 2003, on July 17, 2003, shareholder Jerry Zucker filed suit against the Company in the Court of Common Pleas in Charleston, South Carolina challenging certain aspects of the Company’s Shareholder Rights Plan. In his suit, Mr. Zucker sought, among other relief, a court declaration that certain provisions of the Shareholder Rights Plan are unenforceable and an injunction precluding the Company from interpreting the Shareholder Rights Plan to restrict certain actions that Mr. Zucker might take in the future. Both a committee of independent directors and the full board of directors had previously concluded that the Shareholder Rights Plan is designed to help ensure that the Company’s shareholders receive fair treatment in the event of an unsolicited attempt to gain control of the Company and to discourage certain coercive takeover tactics. The plan, however, is not designed to deter a proxy contest or a fair offer for the whole Company.

     In November 2003, Mr. Zucker and the Company reached a settlement agreement whereby Mr. Zucker agreed to dismiss his lawsuit without prejudice in exchange for the Company’s agreement to delete certain language in the definition of “Person” contained in the Shareholder Rights Plan. The Company believes removal of the language clarifies the scope of the definition of “Person” but will not significantly change the protections afforded the Company and its shareholders by the Shareholder Rights Plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2003 fiscal year.

Span-America Medical Systems, Inc. 2003 10-K	10

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

     The stock price information contained under “Quarterly Financial Data” within the table and the information set forth below the table on page 9 of the Company’s 2003 Annual Report is incorporated herein by reference. In addition, the information under “Stock Information” on the inside back cover of the Company’s 2003 Annual Report is incorporated herein by reference.

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

	# Shares of Common	Fair Market Value on	Aggregate
Issue Date	Stock Issued	Issue Date ($ Per Share)	Consideration

01/12/01	8,000	5.000	40,000
01/29/02	8,000	5.950	47,600
04/03/03	8,000	8.000	64,000

     The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

Item 6. Selected Financial Data

     The information contained in the “Selected Financial Information” on page 8 of the Company’s 2003 Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Financial Analysis

     Management’s Discussion and Financial Analysis on pages 10 through 15 of the Company’s 2003 Annual Report are incorporated herein by reference.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

     The information contained in the section titled “Market Risk” on page 14 of the Company’s 2003 Annual Report is incorporated herein by reference.

Span-America Medical Systems, Inc. 2003 10-K	11

Item 7b. Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.

Item 7c. Contractual Obligations

     The following table summarizes the Company’s significant contractual obligations and commercial commitments at September 27, 2003 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations see the referenced footnotes to the Company’s audited financial statements for the year ended September 27, 2003, presented on pages 24 and 30 of the 2003 Annual Report.

		Less			More
Contractual Obligations		than 1			than 5
(in thousands of dollars)	Total	year	1-3 years	3-5 years	years

Operating leases — Note 19	$762	$231	$470	$61
Purchase obligations – Note 20	2,650	2,150	500
Deferred compensation – Note 11	1,042	114	227	227	$474

Total contractual obligations	$4,454	$2,495	$1,197	$288	$474

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Company included on pages 16 through 30 of the Company’s 2003 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

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

Span-America Medical Systems, Inc. 2003 10-K	12

that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

     Information required under Items 10 and 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2003 fiscal year under the headings “Election of Directors,” “Business Experience of Nominees and Directors,” “Executive Officers,” and “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table summarizes information regarding the Company’s equity compensation plans as of September 27, 2003:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	295,250	$5.26	184,942

Equity compensation plans not approved by security holders	0	0	0 (1)

Total	295,250	$5.26	184,942

(1)	Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently expects to issue approximately 8,000 shares annually.

Span-America Medical Systems, Inc. 2003 10-K	13

     For additional information on the Company’s stock option plans, see Note 12 to the Company’s audited financial statements for the year ended September 27, 2003, presented on pages 25 and 26 of the 2003 Annual Report.

     See Item 5 of Part II for more information on shares of Company common stock issued to Directors in lieu of their annual cash compensation.

Item 13. Certain Relationships and Related Transactions

     Additional information required under Items 12 and 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2003 fiscal year under the headings “Election of Directors,” “Business Experience of Nominees and Directors,” “Executive Officers,” “Compensation of Directors and Executive Officers,” “Certain Transactions,” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 14. Principal Accountant Fees and Services

     Additional information required under Item 14 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2003 fiscal year under the heading “Principal Accountant Fees and Services,”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1) and (2) Financial Statements and Financial Statement Schedules

     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

            (3)  Listing of Exhibits

3.1	Restated Articles of Incorporation: Incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-18, Commission File No. 0-11392.

3.1.1	Articles of Amendment filed with the South Carolina Secretary of State on February 6, 1989: Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991.

3.1.2	Articles of Amendment filed with the South Carolina Secretary of State on March 5, 1992: Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-2 dated May 11, 1992, Commission File No. 33-47670.

Span-America Medical Systems, Inc. 2003 10-K	14

3.1.3	Articles of Amendment filed with the South Carolina Secretary of State on April 22, 1993: Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1993.

3.2	Amended and Restated By-Laws dated February 4, 1997: Incorporated by reference to Exhibit 3.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

3.2.1	Amendment to the Company’s by-laws dated March 13, 2003: Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated March 13, 2003, Commission File No. 000-11392.

3.2.2	Amendment to the Company’s by-laws dated November 7, 2003.

4.1	Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.

4.2	The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant on a consolidated basis.

4.3	Amended and Restated Shareholder Rights Agreement dated March 24, 2003, between Span-America Medical Systems, Inc. and American Stock Transfer & Trust Company as Rights Agent: Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated March 24, 2003.

4.3.1	Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement dated, November 19, 2003: Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated December 2, 2003.

4.4	Agreement among Span-America Medical Systems, Inc., Jerry Zucker, and Robert B. Johnston, dated December 17, 2003, regarding nomination of Mr. Johnston to the Span-America Board of Directors.

10.1	Patent Assignment and Royalty Agreement between Donald C. Spann and the Company, with letter amendment thereto: Incorporated by reference to Exhibit 10(c) to the Form S-18 filed on June 2, 1983, Commission File No. 2-832-74-A.

10.2	1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

Span-America Medical Systems, Inc. 2003 10-K	15

10.2.1	Amendment No. 1 to the 1987 Stock Option Plan: Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”), Commission File No. 0-11392.

10.3	1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991, (the “1991 10-K”), Commission File No. 0-11392.

10.3.1	Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the 1998 10-K.

10.4	Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.7 to the 1991 10-K.

10.5	Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, Commission File No. 0-11392.

10.6	1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997 (the “1997 10-K”), Commission File No. 0-11392.

10.6.1	Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.7	1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.8	Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation: Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”), Commission File No. 000-11392.

10.8.1	Addendum to Distribution Agreement between Louisville Bedding Company and Span-America Medical Systems, Inc. dated January 1, 2002:
Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

10.9	Asset Purchase Agreement By and Among Span-America Medical Systems, Inc., Vadus, Inc., and Certain Stockholders of Vadus, Inc. dated February 1, 2002, including amendments dated May 20, 2002 and July 9, 2002:
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

Span-America Medical Systems, Inc. 2003 10-K	16

10.10	Production, Marketing and Product Development Support Agreement between Span-America Medical Systems, Inc., and Vadus, Inc. dated February 1, 2002: Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.11	Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002: Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the “2002 10-K”), Commission File No. 000-11392.

10.12	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002: Incorporated by reference to Exhibit 10.21 of the 2002 10-K.

10.13	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002: Incorporated by reference to Exhibit 10.22 of the 2002 10-K.

10.14	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002: Incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.15	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002: Incorporated by reference to Exhibit 10.24 of the 2002 10-K.

13.1	2003 Annual Report to Shareholders.

23.1	Consent of Elliott Davis, LLC

31.1	Officer Certifications Pursuant to Section 302

32.1	Officer Certifications Pursuant to Section 906

     (b)  Reports on Form 8-K

Report on Form 8-K filed July 23, 2003 related to the Company’s press release regarding a lawsuit filed against the Company by Jerry Zucker challenging certain aspects of the Company’s Shareholder Rights Plan.

Report on Form 8-K filed July 24, 2003 related to the Company’s earnings release for the third quarter of fiscal 2003.

Report on form 8-K filed October 30, 2003 related to the Company’s earnings release for the year ended September 27, 2003.

Report on form 8-K filed December 2, 2003 related to the Company’s press release regarding settlement of a lawsuit filed against the Company by Jerry Zucker challenging certain aspects of the Company’s Shareholder Rights Plan.

Span-America Medical Systems, Inc. 2003 10-K	17

     (c)  Exhibits

The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

     (d)  Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

Span-America Medical Systems, Inc. 2003 10-K	18

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC

By: /s/ Thomas D. Henrion Thomas D. Henrion Chairman of the Board	December 22, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson James D. Ferguson	President, Chief Executive Officer (Principal Executive Officer)

/s/ Richard C. Coggins Richard C. Coggins	Chief Financial Officer and Director (Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller

Gwendolyn L. Randolph

/s/ Robert H. Dick	Director

Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director

Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director

Guy R. Guarch

/s/ Thomas D. Henrion	Director

Thomas D. Henrion

/s/ Douglas E. Kennemore	Director

Douglas E. Kennemore, M.D.

/s/ James M. Shoemaker, Jr.	Director

James M. Shoemaker, Jr.

December 22, 2003

Span-America Medical Systems, Inc. 2003 10-K	19

Annual Report on Form 10-K

Items 15 (a) (1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended September 27, 2003

Span-America Medical Systems, Inc.

Greenville, South Carolina

F-1

Span-America Medical Systems, Inc.

Form 10-K — Item 15(a)(1) and (2)

List of Financial Statements and Financial Statement Schedules

The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended September 27, 2003 are incorporated by reference in Item 8:

     Balance Sheets — September 27, 2003 and September 28, 2002.

     Statements of Income — Years ended September 27, 2003, September 28, 2002, and September 29, 2001

     Statements of Shareholders’ Equity — Years ended September 27, 2003, September 28, 2002, and September 29, 2001.

     Statements of Cash Flows — Years ended September 27, 2003, September 28, 2002, and September 29, 2001.

     Notes to Financial Statements — September 27, 2003.

The following financial statement schedule of Span-America Medical Systems, Inc. is included in Item 15(d):

     Schedule VIII — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

F-2

Schedule VIII Valuation and Qualifying Accounts
Span-America Medical Systems, Inc.

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS

Description	Balance at	(1)	(2)			Balance at
	Beginning of	Charged to Costs	Charged to Other	Deductions-		End of
	Period	and Expenses	Accounts - Describe	Describe		Period

Year Ended September 27, 2003
Deducted from asset accounts:
Reserve for uncollectible accounts	$211,000	$86,884		$122,884	(a)	$175,000
Reserve for discounts	170,000	359,767		364,767	(b)	165,000

Totals	$381,000	$446,651	—	$487,651		$340,000

Year Ended September 28, 2002
Deducted from asset accounts:
Reserve for uncollectible accounts	$223,000	$62,293		$74,293	(a)	$211,000
Reserve for discounts	143,000	321,263		294,263	(b)	170,000

Totals	$366,000	$383,556	—	$368,556		$381,000

Year Ended September 29, 2001
Deducted from asset accounts:
Reserve for uncollectible accounts	$304,000	$44,202		$125,202	(a)	$223,000
Reserve for discounts	86,000	222,961		165,961	(b)	143,000

Totals	$390,000	$267,163	—	$291,163		$366,000

Year Ended September 30, 2000

(a) Uncollectible accounts written off.
(b) Discounts claimed by customers.

F-3