Form 10-Q
period 2004-01-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-02-17
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 3, 2004

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

Common Stock, No Par Value – 2,572,218 shares as of 1/30/04

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets — January 3, 2004 and September 27, 2003	3

Statements of Income — Three months ended January 3, 2004 and December 28, 2002	4

Statements of Cash Flows — Three months ended January 3, 2004 and December 28, 2002	5

Notes to Financial Statements — January 3, 2004	6

Item 2. Management’s Discussion and Analysis of Interim Financial Condition and Results of Operations	10

Item 3. Market Risk	13

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES	16

OFFICER CERTIFICATIONS	17

Span-America Medical Systems, Inc.
Balance Sheets

	Jan. 3,	Sept. 27,
	2004	2003
	(Unaudited)	( Note)

Assets
Current assets:
Cash and cash equivalents	$1,925,860	$1,811,332
Securities available for sale	4,246,490	4,143,758
Accounts receivable, net of allowances of $350,000 (Jan. 3, 2004) and $340,000 (Sep. 27, 2003)	5,302,426	5,941,774
Inventories (Note 2)	2,486,650	2,539,325
Prepaid expenses and deferred income taxes	566,394	592,997

Total current assets	14,527,820	15,029,186

Property and equipment, net (Note 3)	5,985,856	4,817,450
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,027,765 (Jan. 3, 2004 and Sep. 27, 2003)	1,924,131	1,924,131
Other assets (Note 4)	2,364,279	2,219,890

	$24,802,086	$23,990,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,793,188	$2,467,524
Accrued and sundry liabilities	1,797,960	1,747,385

Total current liabilities	4,591,148	4,214,909

Deferred income taxes	321,000	321,000
Deferred compensation	922,302	929,407

Contingencies (Note 7)

Shareholders’ equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,571,718 at January 3, 2004 and 2,552,154 at September 27, 2003	385,281	283,981
Additional paid in capital	19,297	10,035
Retained earnings	18,563,058	18,231,325

Total shareholders’ equity	18,967,636	18,525,341

	$24,802,086	$23,990,657

See accompanying notes.

Note: The Balance Sheet at September 27, 2003 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended

	Jan. 3,	Dec. 28,
	2004	2002

Net sales	$11,508,513	$7,891,655
Cost of goods sold	8,606,742	5,385,323

Gross profit	2,901,771	2,506,332

Selling and marketing expenses	1,609,576	1,515,391
Research and development expenses	170,970	135,377
General and administrative expenses	630,871	539,544

	2,411,417	2,190,312

Operating income	490,354	316,020

Non-operating income:
Investment income	17,015	29,978
Royalty income	141,339	164,810
Other	843	795

	159,197	195,583

Income before income taxes	649,551	511,603
Provision for income taxes	228,000	179,000

Net income	$421,551	$332,603

Net income per share of common stock (Note 5):
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

Dividends per common share	$0.035	$0.035

Weighted average shares outstanding:
Basic	2,561,556	2,538,870
Diluted	2,704,784	2,632,652

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended

	Jan. 3,	Dec. 28,
	2004	2002

Operating activities:
Net income	$421,551	$332,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,689	128,307
Provision for losses on accounts receivable	(12,400)	31,000
Increase in cash value of life insurance	(86,400)	(52,299)
Deferred compensation	(7,105)	(6,578)
Changes in operating assets and liabilities:
Accounts receivable	656,616	853,809
Inventory	52,675	(753,875)
Prepaid expenses and other assets	24,618	(395,221)
Accounts payable and accrued expenses	(66,579)	617,773

Net cash provided by operating activities	1,144,665	755,519

Investing activities:
Purchases of marketable securities	(800,000)	—
Proceeds from sale of marketable securities	700,000	65,000
Purchases of property, plant and equipment	(842,698)	(90,327)
Payments for other assets	(87,611)	(49,787)

Net cash used for investing activities	(1,030,309)	(75,114)

Financing activities:
Dividends paid	(89,818)	(88,862)
Common stock issued upon exercise of options	89,990

Net cash provided by (used for) financing activities	172	(88,862)

Increase in cash and cash equivalents	114,528	591,543
Cash and cash equivalents at beginning of period	1,811,332	1,095,299

Cash and cash equivalents at end of period	$1,925,860	$1,686,842

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 3, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 3, 2004 are not necessarily indicative of the results that may be expected for the year ended October 3, 2004. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended September 27, 2003.

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under Statement of Financial Accounting Standards, (SFAS) No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Jan. 3, 2004	Dec. 28, 2002

Net income
As reported	$421,551	$332,603
Stock option expense, net of taxes	33,417	24,039

Pro forma	$388,134	$308,564

Basic net income per common share
As reported	$0.16	$0.13
Stock option expense, net of taxes	0.01	0.01

Pro forma	$0.15	$0.12

Diluted net income per common share
As reported	$0.16	$0.13
Stock option expense, net of taxes	0.01	0.01

Pro forma	$0.15	$0.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2003 and 2002, respectively: risk-free interest rates of 3.26% and 3.45%; dividend yields of 1.6% and 1.7%; volatility factors of the expected market price of the Company’s common stock of 38.4% and 40.7%; and a weighted average expected life of the option of eight years for both periods.

2. INVENTORIES

The components of inventories are as follows:

	Jan. 3, 2004	Sep. 27, 2003

Raw materials	$1,746,757	$1,763,001
Finished goods	739,893	776,324

	$2,486,650	$2,539,325

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Jan. 3, 2004	Sep. 27, 2003

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,036,473	4,036,473
Construction in process	1,270,794	1,030,932
Machinery and equipment	7,374,731	6,311,639
Furniture and fixtures	539,209	538,045
Automobiles	9,520	9,520
Leasehold improvements	13,315	11,345

	13,807,557	12,501,469
Less accumulated depreciation	7,821,701	7,684,019

	$5,985,856	$4,817,450

Construction in progress at January 3, 2004 represents machinery under assembly and installation and includes $463,390 which is included in accounts payable at January 3, 2004.

4. OTHER ASSETS

Other assets consist of the following:

	Jan. 3, 2004	Sep. 27, 2003

Patents, net of accumulated amortization of $1,188,340 (Jan. 3, 2004) and $1,164,332 (Sep. 27, 2003)	$665,548	$639,445
Cash value of life insurance policies	1,543,405	1,457,005
Other	155,326	123,440

	$2,364,279	$2,219,890

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Jan. 3, 2004	Dec. 28, 2002

Numerator for basic and diluted earnings per share:
Net income	$421,551	$332,603

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,561,556	2,538,870
Effect of dilutive securities:
Employee and board stock options	143,228	93,782

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,704,784	2,632,652

Net income per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

6. OPERATIONS AND INDUSTRY SEGMENTS

The company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its polyurethane foam and safety catheter products and therefore complies with the requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The following table summarizes certain information on industry segments:

	Jan. 3, 2004	Dec. 28, 2002

Net Sales:
Medical	$5,394,037	$5,264,408
Custom products	6,114,476	2,627,247
Safety catheters	—	—

Total	11,508,513	7,891,655

Operating profit (loss):
Medical	$594,229	$650,415
Custom products	222,816	(139,655)
Safety catheters	(160,235)	(98,931)

Total	656,810	411,829

Corporate expense	(166,456)	(95,809)
Other income	159,197	195,583

Income before income taxes	$649,551	$511,603

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company’s statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

7. COMMITMENTS AND CONTINGENCIES

The Company is committed to purchases of approximately $360,000 for machinery and equipment for the remainder of fiscal year 2004 for the safety catheter segment. From time to time the company is a defendant in legal actions involving claims arising in the normal course of business. The company believes that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on its operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 2004 rose 46% to $11.5 million compared with $7.9 million in the first quarter of fiscal 2003. Most of the sales growth came from the custom products segment, which increased 133% compared with the first quarter last year. Sales in the medical segment increased by 2% during the quarter. As a result of the higher sales levels, net income for the first quarter of fiscal 2004 increased 27% to $422,000, or $0.16 per diluted share, compared with net income of $333,000, or $0.13 per diluted share, in the first quarter of fiscal 2003.

     Sales in the custom products business unit increased 133% to $6.1 million compared with $2.6 million in the same period last year. All of the custom products sales growth came from higher volumes of consumer bedding products sold through our marketing and distribution partner, Louisville Bedding Company. The large sales increase in this segment occurred mainly because several of our current consumer sales programs did not begin until the second or third quarters of last fiscal year, creating an unusually strong comparison for the first quarter of fiscal 2004. In addition, our first quarter of fiscal 2004 was a 14-week period compared with a 13-week period in fiscal 2003. Sales of industrial packaging products, which are also part of the custom products segment, declined 8% to $691,000 compared with $751,000 in the same quarter last year due to lower unit volume of sales to existing customers which was not fully offset by new business. For the custom products segment, management expects that sales will be higher in fiscal 2004 than in fiscal 2003, but growth rates for the remaining quarters of fiscal 2004 will be significantly less than those achieved in the first quarter.

     The Company’s medical sales increased 2% to $5.4 million in the first quarter this year from $5.3 million in the same quarter last year. Non-mattress medical products experienced first quarter growth rates that were generally higher than those achieved in fiscal 2003. Positioners, seating, and skin care sales grew by 7%, 8%, and 9%, respectively. Overlay sales were flat during the quarter. Sales of therapeutic mattresses, our largest medical product line, were up 2% compared with the first quarter of last year, but that was well below the 24% growth rate for mattresses achieved in fiscal 2003. Medical mattress sales have been sluggish for the last two quarters because of the October 2002 reduction in Medicare funding in the long-term care market. We are optimistic that the Medicare rate increase in October 2003 will begin to stimulate demand for these products over the next few quarters. We expect total medical sales for fiscal 2004 to be higher than those of fiscal 2003.

     The Company’s gross profit increased 16% to $2.9 million in the first quarter of fiscal 2004 compared with $2.5 million in the first quarter last year. The increase in gross profit was caused by higher sales volume during the quarter. The gross profit margin percentage declined to 25.2% compared with 31.8% in the first quarter last year due to a shift in product mix toward more consumer bedding products. Consumer sales typically have a lower margin than medical sales because many of the Company’s medical products are patented and proprietary.

Management expects the Company’s gross margin percentage for the full year of fiscal 2004 to be similar to that of fiscal 2003.

     Sales and marketing expenses were up 6% in the first quarter of fiscal 2004 to $1.6 million compared with $1.5 million in the prior year. The increase was due mainly to higher shipping costs in the medical segment and higher marketing expenses in the medical and safety catheter segments. Total sales and marketing expenses for fiscal 2004 are expected to be higher than those of fiscal 2003.

     Research and development expenses were up $36,000 (26%) to $171,000 compared with $135,000 in the first quarter of fiscal 2003. Expenses for product testing and development of the Secure I.V.® line of safety catheters increased $23,000 in the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003. We expect to begin selling Secure I.V. around mid-2004. We also expect that total research and development expenses for fiscal 2004 will be higher than those of fiscal 2003.

     General and administrative expenses increased by $91,000 (17%) to $631,000 in the first quarter of fiscal 2004 compared with the first quarter of last year. The increase was due to higher professional fees and property and casualty insurance expense which was partially offset by lower bad debt expense and higher income on corporate owned life insurance policies. During the first quarter, the Company incurred approximately $91,000 in expenses related to the lawsuit and potential tender offer activity by shareholder Jerry Zucker. As previously announced, the matters with Mr. Zucker were settled and resolved in the recently completed quarter. General and administrative expenses for fiscal 2004 are expected to be higher than those of 2003.

     Operating profit increased by 55% to $490,000 in the first quarter from $316,000 in the same quarter last year. The increase was due primarily to higher sales volume during the quarter.

     Non-operating income declined 19% to $159,000 in the first quarter of fiscal 2004 from $196,000 in the same quarter last year due to lower royalty and interest income. Royalty income on a syringe product licensed to Becton, Dickinson and Company declined 14% to $141,000 compared with the first quarter of fiscal 2003. We expect this royalty income to end in December 2005 due to the expiration of the related patents. Interest income was down 43% to $17,000 because of lower levels of marketable securities and lower interest rates. Management expects total non-operating income for fiscal 2004 to be lower than 2003 levels.

     Net income for the first quarter of 2003 increased 27% to $422,000 or $0.16 per diluted share compared with $333,000 or $0.13 per diluted share in the same quarter of last year. The earnings increase was due primarily to higher sales volume during the quarter.

     During the first quarter of fiscal 2004, the Company paid dividends of $89,800, or 21% of net income. This payment represented one quarterly dividend of $0.035 per share.

     The statements contained in “Results of Operations” which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company’s expectations for future sales increases or expense changes compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a key distributor of the Company’s medical or custom products, (b) the inability to achieve anticipated sales volume of medical or custom products, (c) raw material cost increases, (d) changes in relationships with large customers, (e) the inability to achieve sales and cost targets for the Secure I.V. product line, (f) the impact of competitive products and pricing, (g) government reimbursement changes in the medical market, (h) FDA regulation of medical device manufacturing, and other risks referenced in the Company’s Securities and Exchange Commission Filings. The Company disclaims any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operations of approximately $1,145,000 during the first quarter of fiscal 2004 compared with $756,000 in the first quarter of fiscal 2003. The increase in cash flow during the period was due mostly to reductions in inventory levels and prepaid expenses in addition to higher earnings for the period. The Company’s working capital decreased by $878,000 (8%) to $9.9 million during the three months ended January 3, 2004 from $10.8 million at September 27, 2003. The decrease was mainly the result of a reduction in accounts receivable and an increase in accounts payable related to deposits on new equipment. The current ratio declined during the quarter to 3.2 from 3.6 at September 27, 2003.

     Accounts receivable, net of allowances, declined by $639,000 (11%) to $5.3 million at the end of the first quarter of fiscal 2004 compared with $5.9 million at the end of fiscal 2003. The decline in accounts receivable during the first quarter of fiscal 2004 was due to the normal collection activity. The average days sales outstanding in accounts receivable was 41 days in the first quarter of fiscal 2004 compared with 45 days for fiscal 2003. All of the Company’s accounts receivable are unsecured.

     Inventories decreased by $53,000 (2%) to $2.5 million at the end of the first quarter of fiscal 2004 compared with fiscal year end 2003. The decrease was the result of normal monthly fluctuations in inventory levels. We expect inventory levels during fiscal 2004 to be slightly higher than those of fiscal 2003.

     Net property and equipment increased 24% to $6.0 million at the end of the first quarter of fiscal 2004 as a result of capital expenditures of approximately $1.3 million, primarily related to the Secure I.V. business, which was partially offset by normal depreciation expense. Management expects that capital expenditures during fiscal 2004 will be higher than those of fiscal 2003.

     From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company held no forward contracts on foreign currency as of January 3, 2004.

     Other assets increased by $144,000 (7%) to $2.4 million during the first quarter of fiscal 2004 compared with $2.2 million at fiscal year end 2003. Most of the change was due to increases in patents and cash surrender value of life insurance.

     The Company’s trade accounts payable increased by $326,000 or 13% compared with fiscal year end 2003. The increase in accounts payable level was mainly the result of scheduled payments on equipment for the Secure I.V. product line. Accrued and sundry liabilities increased by $51,000 or 3% compared with fiscal year end 2003.

     Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2004.

IMPACT OF INFLATION

     Inflation was not a material factor for the Company during the first quarter of fiscal 2004. However, higher inflation rates could have a negative impact on the Company by increasing raw material and labor costs. We would attempt to recover such cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, it is unlikely that we would be able to fully offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we were unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK

     The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of January 3, 2004, the Company held $4.2 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after tax earnings by approximately $42,000.

     In addition, the Company’s other assets at January 3, 2004 included $1.5 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended January 3, 2004, the Company’s cash value of life insurance increased by 6%, creating income of approximately $85,000.

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.

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

     None

Item 3. Defaults Upon Senior Securities -

     None

Item 4. Submission of Matters to a Vote of Security Holders –

     None

Item 5. Other Information

     None

Item 6. Exhibits & Reports on Form 8-K

     (a)  Exhibits

31	Officer certifications pursuant to Section 302
32	Officer certifications pursuant to Section 906

     (b)  Report on form 8-K filed December 2, 2003 regarding amendment to the Company’s Shareholder Rights Agreement and news release announcing settlement of litigation with Mr. Jerry Zucker.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins

Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson

James D. Ferguson
President and Chief Executive Officer

DATE: February 16, 2004