Form 10-Q/A
period 2003-06-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-05-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                       ___________________________________
                                    FORM 10-Q
                                 Amendment No. 1
                       ___________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

       Common Stock, No Par Value - 2,550,154 shares as of August 4, 2003

Explanatory Note: This Amendment is filed to correct the statement above related to "accelerated filer" status. The Registrant is not an "accelerated filer" as defined in Exchange Act Rule 12b-2.

                                  EXHIBIT INDEX


Exhibit Description
No.

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                      SPAN-AMERICA MEDICAL SYSTEMS, INC.


                                      /s/ Richard C. Coggins
                                      ---------------------------------
                                      Richard C. Coggins
                                      Chief Financial Officer


                                      /s/ James D. Ferguson
                                      ---------------------------------
                                      James D. Ferguson
                                      President and Chief Executive Officer



DATE:     May 11, 2004