Form 10-K/A
period 2003-09-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-05-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                 Amendment No. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 27, 2003
                                                    OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission File Number 0-11392

                       SPAN-AMERICA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       South Carolina                                  57-0525804
       --------------                                  ----------
(State or other jurisdiction                        (I.R.S. Employer
    of incoporation or                             Identification No.)
      organization)

                               70 Commerce Center
                        Greenville, South Carolina 29615
                    (Address of principal executive offices)

                                 (864) 288-8877
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of exchange on which registered
        -------------------                 ------------------------------------
              None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES |_| NO |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on March 28, 2003, the last trading day of the registrant's most recently completed second fiscal quarter, was $16,816,766.

     The number of shares of the registrant's common stock, no par value, outstanding as of December 4, 2003 was 2,571,218.

                       Documents Incorporated By Reference

     Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 12, 2004 are incorporated by reference into Part III.

Explanatory Note: This Amendment is filed to correct the statement above related to "accelerated filer" status. The Registrant is not an "accelerated filer" as defined in Exchange Act Rule 12b-2.

                                  EXHIBIT INDEX

Exhibit No.      Description

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


                               SPAN-AMERICA MEDICAL SYSTEMS, INC.


                               /s/ Richard C. Coggins
                               --------------------------------------
                               Richard C. Coggins
                               Chief Financial Officer


                               /s/ James D. Ferguson
                               --------------------------------------
                               James D. Ferguson
                               President and Chief Executive Officer



DATE:     May 11, 2004