Form 10-Q/A
period 2004-01-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-05-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
                                 Amendment No. 1

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
           (State or other jurisdiction        (I.R.S. Employer
                       of                     Identification Number)
            incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

           Common Stock, No Par Value - 2,572,218 shares as of 1/30/04

Explanatory Note: This Amendment is filed to add the statement above related to accelerated filer status.

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



DATE:     May 11, 2004