Form 10-Q
period 2004-04-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-05-18
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 3, 2004
 OR
TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,585,718 shares as of May 1, 2004

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

Span-America Medical Systems, Inc.
 Balance Sheets

	April 3,	Sept. 27,
	2004	2003
	(Unaudited)	( Note)
Assets
Current assets:
Cash and cash equivalents	$1,502,444	$1,811,332
Securities available for sale	4,244,485	4,143,758
Accounts receivable, net of allowances of $267,000
(April 3, 2004) and $340,000 (Sep. 27, 2003)	6,133,867	5,941,774
Inventories (Note 2)	2,526,509	2,539,325
Prepaid expenses and deferred income taxes	473,567	592,997
Total current assets	14,880,872	15,029,186

Property and equipment, net (Note 3)	5,889,163	4,817,450
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (April 3, 2004
and Sep. 27, 2003)	1,924,131	1,924,131
Other assets (Note 4)	2,364,305	2,219,890
	$25,058,471	$23,990,657

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,608,968	$2,467,524
Accrued and sundry liabilities	1,699,310	1,747,385
Total current liabilities	4,308,278	4,214,909

Deferred income taxes	321,000	321,000
Deferred compensation	914,629	929,407

Contingencies (Note 7)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,585,718
at April 3, 2004 and 2,552,154 at September 27, 2003	524,191	283,981
Additional paid in capital	19,297	10,035
Retained earnings	18,971,076	18,231,325
Total shareholders' equity	19,514,564	18,525,341
	$25,058,471	$23,990,657

See accompanying notes.

Note: The Balance Sheet at September 27, 2003 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
 (Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 29,	April 3,	March
	2004	2003	2004	2003
Net sales	$12,868,835	$10,839,107	$24,377,348	$18,730,762
Cost of goods sold	9,491,233	8,205,607	18,097,975	13,590,930
Gross profit	3,377,602	2,633,500	6,279,373	5,139,832
Selling and marketing expenses	1,879,143	1,584,014	3,488,719	3,099,406
Research and development expenses	161,403	149,000	332,373	284,376
General and administrative expenses	738,380	723,882	1,369,252	1,263,427
	2,778,926	2,456,896	5,190,344	4,647,209
Operating income	598,676	176,604	1,089,029	492,623
Non-operating income:
Investment income	12,122	18,379	29,137	48,357
Royalty income	156,477	153,759	297,817	318,570
Other	771	640	1,614	1,435
	169,370	172,778	328,568	368,362
Income before income taxes	768,046	349,382	1,417,597	860,985
Provision for income taxes	270,000	123,000	498,000	302,000
Net income	$498,046	$226,382	$919,597	$558,985
Net income per share of common stock (Note 5):
Basic	$0.19	$0.09	$0.36	$0.22
Diluted	$0.18	$0.09	$0.34	$0.21
Dividends per common share	$0.035	$0.035	$0.070	$0.070
Weighted average shares outstanding:
Basic	2,577,756	2,539,846	2,569,356	2,539,358
Diluted	2,747,573	2,644,583	2,725,879	2,638,618

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
 (Unaudited)
	Six Months Ended
	April 3,	March 29,
	2004	2003
Operating activities:
Net income	$919,597	$558,985
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	325,268	263,176
Provision for losses on accounts receivable	(5,400)	52,000
Increase in cash value of life insurance	(103,795)	(41,635)
Deferred compensation	(14,778)	(13,683)
Changes in operating assets and liabilities:		-
Accounts receivable	(179,820)	(441,945)
Inventory	12,816	(1,082,679)
Prepaid expenses and other assets	241,470	(323,803)
Accounts payable and accrued expenses	113,941	958,966
Net cash provided by (used for) operating activities	1,309,299	(70,618)

Investing activities:
Purchases of marketable securities	(800,000)
Proceeds from sale of marketable securities	700,000	1,000,000
Purchases of property, plant and equipment	(1,349,328)	(200,280)
Payments for other assets	(103,163)	(80,110)
Net cash (used for) provided by investing activities	(1,552,491)	719,610

Financing activities:
Dividends paid	(179,846)	(177,757)
Common stock issued upon exercise of options	114,150	13,016
Net cash used for financing activities	(65,696)	(164,741)

(Decrease) Increase in cash and cash equivalents	(308,888)	484,251
Cash and cash equivalents at beginning of period	1,811,332	1,095,299
Cash and cash equivalents at end of period	$1,502,444	$1,579,550

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 3, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ended October 3, 2004. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 27, 2003.

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under Statement of Financial Accounting Standards, (SFAS) No. 123 “Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	Apr. 3, 2004	Mar. 29, 2003	Apr. 3, 2004	Mar. 29, 2003
Net income
As reported	$498,046	$226,382	$919,597	$558,985
Stock option expense, net of taxes	45,792	34,028	79,209	58,067
Pro forma	$452,254	$192,354	$840,388	$500,918

Basic net income per common share
As reported	$0.19	$0.09	$0.36	$0.22
Stock option expense, net of taxes	0.02	0.01	0.03	0.02
Pro forma	$0.17	$0.08	$0.33	$0.20

Diluted net income per common share
As reported	$0.18	$0.09	$0.34	$0.21
Stock option expense, net of taxes	0.02	0.01	0.03	0.02
Pro forma	$0.16	$0.08	$0.31	$0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2004 and 2003, respectively: risk-free interest rates of 4.14% and 3.26%; dividend yields of 1.1% and 1.6%; volatility factors of the expected market price of the Company's common stock of 38.9% and 38.4%; and a weighted average expected life of the option of eight years for both periods.

 2.  INVENTORIES

The components of inventories are as follows:

	Apr. 3, 2004	Sep. 27, 2003
Raw materials	$1,786,348	$1,763,001
Finished goods	740,161	776,324
	$2,526,509	$$2,539,325

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Apr. 3, 2004	Sep. 27, 2003

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,039,673	4,036,473
Construction in process	1,270,794	1,030,932
Machinery and equipment	7,410,981	6,311,639
Furniture and fixtures	544,969	538,045
Automobiles	9,520	9,520
Leasehold improvements	11,345	11,345
	13,850,797	12,501,469
Less accumulated depreciation	7,961,634	7,684,019
	$5,889,163	$4,817,450

Construction in progress at April 3, 2004 and September 27, 2003 represents machinery under assembly and installation.

4. OTHER ASSETS

Other assets consist of the following:

	Apr. 3, 2004	Sep. 27, 2003
Patents, net of accumulated amortization
of $1,211,984 (April 3, 2004) and
$1,164,332 (Sep. 27, 2003)	$669,955	$639,445
Cash value of life insurance policies	1,560,800	1,457,005
Other	133,550	123,440
	$2,364,305	$$2,219,890

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	Apr. 3, 2004	Mar. 29, 2003	Apr. 3, 2004	Mar. 29, 2003
Numerator for basic and diluted earnings per share:
Net income	$498,046	$226,382	$919,597	$558,985

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,577,756	2,539,846	2,569,356	2,539,358
Effect of dilutive securities:
Employee and board stock options	169,817	104,737	156,523	99,260
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,747,573	2,644,593	2,725,879	2,638,618

Net income per share:
Basic	$0.19	$0.09	$0.36	$0.22
Diluted	$0.18	$0.09	$0.34	$0.21

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	Apr. 3, 2004	Mar. 29, 2003	Apr. 3, 2004	Mar. 29, 2003
Net Sales
Medical	$6,438,950	$5,113,408	$11,832,987	$10,377,816
Custom products	6,429,885	5,725,699	12,544,361	8,352,946
Safety catheters	-	-	-	-
Total	12,868,835	10,839,107	24,377,348	18,730,762

Operating profit (loss):
Medical	$853,558	$446,068	$1,447,787	$1,096,482
Custom products	77,938	148,935	300,754	9,280
Safety catheters	(143,506)	(118,470)	(303,741)	(217,401)
Total	787,990	476,533	1,444,800	888,361

Corporate expense	(189,314)	(299,929)	(355,771)	(395,738)
Other income	169,370	172,778	328,568	368,362
Income before income taxes	$768,046	$349,382	$1,417,597	$860,985

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

7. COMMITMENTS AND CONTINGENCIES

The Company is committed to purchases of approximately $380,000 for machinery and equipment for the safety catheter segment for the remainder of fiscal year 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2004 rose 19% to $12.9 million compared with $10.8 million in the second quarter of fiscal 2003. The increase was the result of increased demand for our medical products and higher sales of consumer products compared with the same period last year. For the year to date in fiscal 2004, net sales increased 30% to $24.4 million from $18.7 million in the same period last year. The increase in net sales for the year-to-date resulted primarily from higher unit sales of pillows and Geo-Systems™ mattress pads for the consumer market and higher unit sales of PressureGuard® and Geo-Mattress® therapeutic mattresses for the medical market.

Net income for the second quarter of fiscal 2004 more than doubled to $498,000, or $0.18 a diluted share, compared with $226,000, or $0.09 a diluted share, in the second quarter of fiscal 2003. The increase in second quarter earnings compared with the prior year resulted from a more profitable product mix, higher margins in the medical segment and improved operating efficiencies.

Net income for the year to date increased 65% to $920,000 or $0.34 a diluted share, compared with $559,000, or $0.21 a diluted share, in the first six months of fiscal 2003. The year-to-date earnings increase was due primarily to higher sales volume and improved labor efficiencies.

The Company’s total medical sales increased by 26% to $6.4 million in the second quarter this year from $5.1 million in the same quarter last year. The majority of the increase was due to higher demand for powered and non-powered therapeutic mattress. Mattress sales rose 44% in the second quarter of fiscal 2004 compared with the prior year due to higher sales of Span-America’s proprietary product lines, including Geo-Mattress® and PressureGuard® APM2®. Sales of patient positioners, seating products and Selan®, were up 13%, 11%, and 5%, respectively. Sales of overlays were down by 3%, reflecting a long term trend of customers switching to therapeutic mattresses from mattress overlays.

For the year to date in fiscal 2004, medical sales rose 14% to $11.8 million from $10.4 million in the same period last year. The increase was driven by higher unit volumes of mattresses, positioners and seating products, which grew by 22%, 10%, and 9%, respectively. These increases were partly offset by volume declines in overlays which decreased by 2%. Management expects sales of medical products for the remainder of fiscal 2004 to be slightly higher than those of the same period in fiscal 2003.

Sales in the custom products segment increased by 12% during the second quarter to $6.4 million from $5.7 million in the same period last year. For the year-to-date, custom products sales increased 50% to $12.5 million from $8.35 million in the same period last year.

The custom products segment includes consumer and industrial foam products. Sales of consumer foam products increased 15% in the second quarter and 63% for the year to date compared with the same periods last year as a result of higher volumes of pillows and mattress pads sold through our exclusive marketing and distribution partner, Louisville Bedding Company. Industrial sales decreased 7% in the second quarter of 2004 and for the year-to-date compared with the same periods in 2003. Management expects that sales of custom products during the remainder of fiscal 2004 will be higher than those of the same period in fiscal 2003, but the rate of increase is expected to be significantly lower than that achieved for 2004 year to date.

The Company’s gross profit level increased by 28% in the second quarter of fiscal 2004 to $3.4 million from $2.6 million in the second quarter last year. The gross margin percentage for the second quarter increased to 26.2% compared with 24.3% in the second quarter last year. For the first half of fiscal 2004, gross profit increased 22% to $6.3 million from $5.1 million, and the gross margin percentage decreased to 25.8% compared with 27.4% for the first half of fiscal 2003. The increases in gross profit and margin for the second quarter were due to higher sales volume and improved manufacturing cost controls, particularly in the medical segment. For the year to date, improved labor efficiencies also contributed to the increase in gross profit level. The gross margin percentage declined for the year to date as a result of a less profitable product mix caused by the increase in sales of consumer pads and pillows during the first quarter. The medical segment has historically had a higher gross margin than the custom products segment mainly because most of the Company’s medical products are patented and proprietary. Management expects the Company’s gross margin percentage for fiscal 2004 to be lower than that of fiscal 2003.

Sales and marketing expenses increased by $295,000 (19%) to $1.9 million during the second quarter of fiscal 2004 compared with the same quarter last year. For the year to date in fiscal 2004, these expenses increased $389,000 (13%) to $3.5 million compared with $3.1 million for the same period last year. For both the second quarter and the year-to-date periods, the majority of the increases came in the areas of freight and incentive compensation expense. Total sales and marketing expenses for fiscal 2004 are expected to be higher than those of fiscal 2003.

Total research and development expenses in the second quarter of fiscal 2004 were up 8% to $161,000 compared with $149,000 in the same period last year.  Research and development expenses related to the preparation for launch of the new Secure I.V.® product line were $84,000 in the second quarter of fiscal 2004. Total research and development expenses for the first half of fiscal 2004 increased 17% to $332,000 compared with $284,000 in the first half of fiscal 2003. Research and development expenses for the year-to-date in fiscal 2004 included $182,000 for product development and preparation for the introduction of the Secure I.V. product line compared with $153,000 in the first half of fiscal 2003. We expect to begin selling our line of Secure I.V. safety catheters during the third quarter of this fiscal year. We do not expect the safety catheter segment to be profitable in fiscal 2004.

General and administrative expenses increased $14,000 (2%) during the second quarter of fiscal 2004 to $738,000 compared with the second fiscal quarter of last year. For the year-to-date in fiscal 2004, general and administrative expenses increased $106,000 (8%) to $1.4 million compared with the same period in fiscal 2003. Second quarter administrative expenses last year included unusual costs of approximately $130,000, or $0.03 per diluted share after taxes, related to the amendment and restatement of the Company’s shareholder rights plan which was set to expire in 2003. Although these unusual administrative expenses were not repeated in the second quarter of fiscal 2004, this year’s administrative expenses included additional costs related to Sarbanes-Oxley compliance, higher incentive compensation expense, and higher insurance costs. Consequently, administrative expenses increased in the second quarter and year-to-date periods compared with last year. General and administrative expenses for fiscal 2004 are expected to be higher than those of 2003.

Non-operating income was down by 2% to $169,000 in the second quarter of fiscal 2004 compared with $173,000 in the same quarter last year. The decline in the second quarter was caused by lower investment income which was the result of lower interest rates and lower average balances of marketable securities. For the fiscal year-to-date, non-operating income decreased by 11% to $329,000 in fiscal 2004 compared with $368,000 in the same period last year. The decrease for the year-to-date period was caused by lower investment income as described above and by lower royalty income on a shielded syringe product licensed to Becton and Dickinson Company (BD). The Company’ license agreement with BD is expected to expire in December 2005, and the associated royalty income will be eliminated. Management expects total non-operating income for the remainder of fiscal 2004 to be less than that of the same period in fiscal 2003.

Net income for the second quarter of fiscal 2004 more than doubled to $498,000, or $0.18 a diluted share, compared with $226,000, or $0.09 a diluted share, in the second quarter of fiscal 2003. The increase in second quarter earnings compared with the prior year resulted from a more profitable product mix, higher margins in the medical segment and improved operating efficiencies. Net income for the year to date increased 65% to $920,000 or $0.34 a diluted share, compared with $559,000, or $0.21 a diluted share, in the first six months of fiscal 2003. The year-to-date earnings increase was due primarily to higher sales volume and improved labor efficiencies.

During the first six months of fiscal 2004, the Company paid dividends of $180,000 or 20% of net income for the year-to-date period. This amount represented two quarterly dividends of $0.035 per share.

The statements contained in "Results of Operations" which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales and expense levels compared with previous periods are forecasts. Actual events or results may differ materially as a result of risks facing the Company. Such risks include but are not limited to: (a) the loss of a key distributor of the Company's medical or custom products, (b) the inability to achieve anticipated sales volumes of medical or custom products, (c) raw material cost increases, (d) changes in relationships with large customers, (e) the inability to achieve sales goals and cost targets for the Secure I.V. product line, (f) the impact of competitive products and pricing, (g) government reimbursement changes in the medical market, (h) FDA regulation of medical device manufacturing, and other risks referenced in the Company's Annual Report on Form 10-K.

 LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $1.3 million during the first two quarters of fiscal 2004 compared with a use of cash for operations of $71,000 in the same period last year. The increase in cash flow for the first half of fiscal 2004 was caused mainly by higher net income and non-cash expenses combined with a decrease in inventory and a smaller increase in accounts receivable compared with the first half of fiscal 2003. The Company’s working capital decreased by $242,000 or 2% to $10.6 million during the six months ended April 3, 2004 due mainly to capital expenditures for the Secure I.V. product line. In addition, the current ratio decreased to 3.5 at April 3, 2004 from 3.6 at fiscal year end 2003.

Accounts receivable, net of allowances, increased by $192,000 or 3% to $6.1 million at the end of the second quarter of fiscal 2004 compared with $5.9 million at the end of fiscal 2003. The increase was due to higher sales levels. The average days sales outstanding in accounts receivable was 42.5 days for the first half of fiscal 2004 compared with 46.0 days for fiscal 2003. All of the Company's accounts receivable are unsecured.

Inventory levels remained level at $2.5 million at fiscal year end 2003. Inventory turns for the first half of fiscal 2004 improved to 14.3 times compared with 10.9 times in the same period last year. Management expects inventory levels during the remainder of fiscal 2004 to be slightly higher than current levels.

Net property and equipment increased 22% during the first six months of fiscal 2004 as a result of capital expenditures of approximately $1.3 million, primarily related to production equipment for the Secure I.V. product line. Management expects capital expenditures during fiscal 2004 to be higher than those of fiscal 2003.

From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company had no open forward contracts as of April 3, 2004.

Other assets increased by $144,000 (7%) to $2.4 million during the first half of fiscal 2004 compared with $2.2 million at fiscal year end 2003. Most of the change was due to increases in patents and cash surrender value of life insurance.

The Company's trade accounts payable increased by $141,000 or 6% compared with fiscal year end 2003. Accrued and sundry liabilities decreased by $48,000 or 3% compared with fiscal year end 2003. Both changes were due to normal fluctuations in monthly accrual balances.

Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2004.

IMPACT OF INFLATION

Inflation was not a material factor for the Company during the first half of fiscal 2004. However, higher inflation rates could have a negative impact on the Company by increasing our raw material and labor costs. Raw material and labor costs currently represent 74% and 12%, respectively, of our total cost of goods sold. We would attempt to recover such cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3.     MARKET RISK

The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of April 3, 2004, the Company held $4.2 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $42,000.

In addition, the Company’s other assets at April 3, 2004 included $1.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended April 3, 2004, the Company’s cash value of life insurance increased by 1%, creating income of approximately $17,000. For the year to date in fiscal 2004, the Company’s cash value of life insurance increased by 7%, creating income of approximately $102,000 compared with income of $39,000 for the same period last year.

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

ITEM 2.     Changes in Securities - None

ITEM 3.     Defaults Upon Senior Securities- None

ITEM 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 12,2004. At this meeting, Robert H. Dick, James D. Ferguson, and Robert B. Johnston were elected to three- year terms as directors. Richard C. Coggins was elected to a one-year term. The voting  details are as follows:

	For	Against	Abstain	Not Voted
Robert H. Dick	2,394,014	8,330	0	0
James D. Ferguson	2,394,014	8,330	0	0
Robert B. Johnston	2,329,470	72,874	0	0
Richard C. Coggins	2,394,014	8,330	0	0

ITEM 5. Other Information – None

ITEM 6. Exhibits & Reports on Form 8-K

(a) Exhibits
10.1	Severance Protection Agreement between the Company and Wanda J.
Totton dated February 11, 2004.
31	Officer Certifications pursuant to Section 302.
32	Officer Certifications pursuant to Section 906.

(b)	Reports
Report on Form 8-K filed January 29, 2004 related to the Company’s earnings release for the first quarter of fiscal 2004.
Report on Form 8-K filed February 19, 2004 related to the adoption by the
     Board of Directors of amendments to the Company’s committee charters and Code of Conduct to conform the documents to the requirements of
     NASDAQ corporate governance rules and the requirements of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

DATE: May 14, 2004