Form 10-Q
period 2004-07-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2004-08-16
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

___________________________________

FORM 10-Q
___________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 3, 2004
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,591,218 shares as of August 1, 2004

INDEX
SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - July 3, 2004 and September 27, 2003	3

Statements of Income - three and nine months ended July 3, 2004 and June 28, 2003	4

Statements of Cash Flows - nine months ended July 3, 2004 and June 28, 2003	5

Notes to Financial Statements - July 3, 2004	6

Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations	10

Item 3. Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	15

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures	16

Officer Certifications	17

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Span-America Medical Systems, Inc.
Balance Sheets
	July 3, 2004	Sept. 27, 2003
	(Unaudited)	( Note)

Assets
Current assets:
Cash and cash equivalents	$1,769,401	$1,811,332
Securities available for sale	4,667,853	4,143,758
Accounts receivable, net of allowances of $260,000
(July 3, 2004) and $340,000 (Sep. 27, 2003)	5,824,366	5,941,774
Inventories (Note 2)	3,259,012	2,539,325
Prepaid expenses and deferred income taxes	303,248	592,997

Total current assets	15,823,880	15,029,186

Property and equipment, net (Note 3)	6,137,694	4,817,450
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (2004 and 2003)	1,924,131	1,924,131
Other assets (Note 4)	2,395,262	2,219,890

	$26,280,967	$23,990,657

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,228,143	$2,467,524
Accrued and sundry liabilities	1,900,316	1,747,385

Total current liabilities	5,128,459	4,214,909

Deferred income taxes	321,000	321,000
Deferred compensation	906,956	929,407
Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,591,218
(July 3, 2004) and 2,552,154 (Sep. 27, 2003)	554,306	283,981
Additional paid in capital	19,296	10,035
Retained earnings	19,350,950	18,231,325

Total shareholders' equity	19,924,552	18,525,341

Contingencies (Note 7)
	$26,280,967	$23,990,657

See accompanying notes.

Note: The Balance Sheet at September 27, 2003 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$11,900,531	$10,608,778	$36,277,879	$29,339,540
Cost of goods sold	8,908,453	7,702,258	27,006,428	21,293,188

Gross profit	2,992,078	2,906,520	9,271,451	8,046,352

Selling and marketing expenses	1,664,287	1,674,912	5,153,006	4,774,319
Research and development expenses	176,928	144,139	509,301	428,514
General and administrative expenses	615,883	645,261	1,985,135	1,908,688

	2,457,098	2,464,312	7,647,442	7,111,521

Operating income	534,980	442,208	1,624,009	934,831

Non-operating income:
Investment income	15,504	20,511	44,642	68,868
Royalty income	131,849	138,858	429,665	457,428
Other income	40,041	802	41,655	2,237

	187,394	160,171	515,962	528,533

Income before income taxes	722,374	602,379	2,139,971	1,463,364
Provision for income taxes	252,000	210,000	750,000	512,000

Net income	$470,374	$392,379	$1,389,971	$951,364

Net income per share of common stock (Note 5)
Basic	$0.18	$0.15	$0.54	$0.37
Diluted	$0.17	$0.15	$0.51	$0.36

Dividends per common share	$0.035	$0.035	$0.105	$0.105

Weighted average shares outstanding:
Basic	2,588,322	2,549,802	2,575,520	2,542,840
Diluted	2,740,032	2,674,306	2,730,438	2,650,514

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended

	July 3, 2004	June 28, 2003

Operating activities:
Net income	$1,389,971	$951,364
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	520,845	405,865
Provision for losses on accounts receivable	(39,930)	88,000
Increase in cash value of life insurance	(111,833)	(115,335)
Deferred compensation	(22,451)	(20,788)
Changes in operating assets and liabilities:
Accounts receivable	162,207	(773,633)
Inventory	(719,687)	(929,997)
Prepaid expenses and other assets	403,011	89,845
Accounts payable and accrued expenses	608,947	1,233,674

Net cash provided by operating activities	2,191,080	928,995

Investing activities:
Purchases of marketable securities	(1,500,000)	-
Proceeds from sales of marketable securties	978,636	1,000,000
Purchases of property, plant and equipment	(1,443,192)	(1,339,570)
Payments for other assets	(142,374)	(95,693)

Net cash used for investing activities	(2,106,930)	(435,263)

Financing activities:
Dividends paid	(270,346)	(267,013)
Common stock issued upon exercise of options	144,265	3,550

Net cash used for financing activities	(126,081)	(263,463)

(Decrease) increase in cash and cash equivalents	(41,931)	230,269
Cash and cash equivalents at beginning of year	1,811,332	1,095,299

Cash and cash equivalents at end of period	$1,769,401	$1,325,568

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ended October 2, 2004. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 27, 2003.

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

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income
As reported	$470,374	$392,379	$1,389,971	$951,364
Stock option expense, net of taxes	40,077	43,167	119,286	101,234

Pro forma	$430,297	$349,212	$1,270,685	$850,130

Basic net income per common share
As reported	$0.18	$0.15	$0.54	$0.37
Stock option expense, net of taxes	0.02	0.02	0.05	0.04

Pro forma	$0.16	$0.13	$0.49	$0.33

Diluted net income per common share
As reported	$0.17	$0.15	$0.51	$0.36
Stock option expense, net of taxes	0.01	0.02	0.04	0.04

Pro forma	$0.16	$0.13	$0.47	$0.32

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

NOTE 2 - INVENTORIES

The components of inventories are as follows:

	July 3, 2004	Sep. 27, 2003

Raw Materials	$2,191,048	$1,763,001
Finished Goods	1,067,964	776,324

	$3,259,012	$2,539,325

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	July 3, 2004	Sep. 27, 2003

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,039,673	4,036,473
Constuction in progress		1,030,932
Machinery and equipment	9,099,152	6,311,639
Furniture and fixtures	545,647	538,045
Automobiles	9,520	9,520
Leasehold improvements	12,330	11,345

	14,269,837	12,501,469
Less accumulated depreciation	8,132,143	7,684,019

	$6,137,694	$4,817,450

NOTE 4 - OTHER ASSETS

Other assets consist of the following:
	July 3, 2004	Sep. 27, 2003

Patents, net of accumulated amortization
of $1,237,053 (July 3, 2004) and $1,164,332 (Sep. 27, 2003)	$696,597	$639,445
Cash value of life insurance policies	1,568,838	1,457,005
Other	129,827	123,440

	$2,395,262	$2,219,890

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Numerator for basic and diluted
earnings per share:
Net income	$470,374	$392,379	$1,389,971	$951,364

Denominator:
Denominator for basic earnings per share
weighted average shares	2,588,322	2,549,802	2,575,520	2,542,840
Effect of dilutive securities:
Employee and board stock options	151,710	124,504	154,918	107,674

Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,740,032	2,674,306	2,730,438	2,650,514

Net income per share:
Basic	$0.18	$0.15	$0.54	$0.37
Diluted	$0.17	$0.15	$0.51	$0.36

NOTE 6 - OPERATIONS AND INDUSTRY SEGMENTS

The company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States for which the Company manufactures and distributes its products and therefore complies with the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales:
Medical	$5,607,683	$5,490,910	$17,440,670	$15,868,726
Custom products	6,284,016	5,117,868	18,828,377	13,470,814
Safety catheters	8,832	-	8,832	-

Total	11,900,531	10,608,778	36,277,879	29,339,540

Operating profit (loss):
Medical	827,136	651,103	2,274,923	1,747,585
Custom products	78,292	82,453	379,046	91,733
Safety catheters	(209,917)	(131,405)	(513,658)	(348,806)

Total	695,511	602,151	2,140,311	1,490,512

Corporate expense	(160,531)	(159,943)	(516,302)	(555,681)
Other income	187,394	160,171	515,962	528,533

Income before income taxes	$722,374	$602,379	$2,139,971	$1,463,364

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

Net sales for the third quarter of fiscal 2004 rose 12% to $11.9 million compared with $10.6 million in the third quarter of fiscal 2003. For the year to date in fiscal 2004, net sales increased 24% to $36.3 million from $29.3 million in the same period last year. The sales growth for both the quarter and year-to-date resulted primarily from higher unit sales of pillows and Geo-Systems™ mattress pads for the consumer market and higher unit sales of PressureGuard® and Geo-Mattress® therapeutic mattresses for the medical market compared with the same periods last year.

Net income for the third quarter of fiscal 2004 rose 20% to $470,000, or $0.17 a diluted share, compared with $392,000, or $0.15 a diluted share, in the third quarter of fiscal 2003. The earnings growth in the third quarter compared with the same quarter last year was the result of higher sales volume, improved manufacturing efficiencies, declines in selling and administrative expenses, and higher non-operating income.

Net income for the year to date increased 46% to $1.4 million or $0.51 a diluted share, compared with $951,000, or $0.36 a diluted share, in the first nine months of fiscal 2003. The year-to-date earnings increase was due primarily to higher sales volume.

Sales and Earnings

Sales in the custom products segment increased by 23% during the third quarter of fiscal 2004 to $6.3 million from $5.1 million in the same period last year. For the year-to-date, custom products sales increased 40% to $18.8 million from $13.5 million for the first nine months of fiscal 2003. The custom products segment includes consumer and industrial foam products. Sales of the consumer foam product line increased 25% in the third quarter and 48% for the year to date compared with the same periods last year because of higher volumes of pillows and mattress pads sold through our exclusive marketing and distribution partner, Louisville Bedding Company. Industrial sales increased 9% in the third quarter of 2004 and declined 2% for the year-to-date compared with the same periods in 2003. Management expects that sales in the custom products segment during the fourth quarter of fiscal 2004 will be similar to those of the same period in fiscal 2003.

The Company’s total medical sales increased by 2% to $5.6 million in the third quarter this year from $5.5 million in the same quarter last year. The majority of the increase was due to higher demand for powered and non-powered therapeutic mattress. Mattress sales rose 6% in the third quarter of fiscal 2004 compared with the prior year quarter due to higher sales of Span-America’s proprietary product lines, including Geo-Mattress® and PressureGuard® mattresses. Sales of patient positioners, seating products and Selan® skin care products, were up 5%, 11%, and 4%, respectively compared with the third quarter last year. Sales of overlays were down by 8% during the third quarter, reflecting a long term trend of customers switching to therapeutic mattresses from mattress overlays.

For the year to date in fiscal 2004, medical sales rose 10% to $17.4 million from $15.9 million in the same period last year. The increase was driven by higher unit volumes of mattresses, positioners and seating products, which grew by 17%, 8%, and 10%, respectively. These increases were partly offset by volume declines in overlays which decreased by 4%. Management expects sales of medical products for the fourth quarter of fiscal 2004 to be slightly higher than those of the same period in fiscal 2003.

The Company’s gross profit level increased by 3% in the third quarter of fiscal 2004 to $3.0 million from $2.9 million in the third quarter last year. The gross margin percentage for the third quarter declined to 25.1% compared with 27.4% in the third quarter last year. For the first nine months of fiscal 2004, gross profit increased 15% to $9.3 million from $8.0 million, and the gross margin decreased to 25.6% compared with 27.4% for the first nine months of fiscal 2003. The increases in gross profit for the third quarter and year to date were due to higher sales volume and improved labor efficiencies. The gross margin percentage declined for the third quarter and year to date as a result of a less profitable product mix caused by the increase in sales of consumer mattress pads and pillows during the periods. The custom products segment has historically had a lower gross margin than the medical segment mainly because most of the Company’s medical products are branded, patented and proprietary. Management expects the Company’s gross margin for the fourth quarter of fiscal 2004 to be slightly lower than the just completed quarter due to a seasonal increase in consumer bedding sales, which will likely result in a less profitable product mix.

Sales and marketing expenses remained level at $1.7 million during the third quarter of fiscal 2004 compared with the same quarter last year. For the year to date in fiscal 2004, these expenses increased $379,000 (8%) to $5.2 million compared with $4.8 million for the same period last year. For the year-to-date period, the majority of the increases came in the areas of freight and incentive compensation expense. Total sales and marketing expenses for fiscal 2004 are expected to be higher than those of fiscal 2003.

Total research and development expenses in the third quarter of fiscal 2004 were up 23% to $177,000 compared with $144,000 in the same period last year. Research and development expenses related to the new Secure I.V.® product line were $96,000 in the third quarter of fiscal 2004 compared with $83,000 in the same quarter last year. Total research and development expenses for the first nine months of fiscal 2004 increased 19% to $509,000 compared with $429,000 in the first nine months of fiscal 2003. Research and development expenses for the year-to-date in fiscal 2004 included $278,000 for product development and preparation for the introduction of the Secure I.V. product line compared with $235,000 in the first nine months of fiscal 2003. The Company began limited sales of the Secure I.V. line of safety catheters during the third quarter of this fiscal year. We expect to add to the Secure I.V. product line in the fourth quarter as we complete validation of other catheter sizes and improve our production speed. However, we do not expect Secure I.V. to make a material contribution to the Company’s total sales until fiscal 2005.

General and administrative expenses decreased $29,000 (5%) during the third quarter of fiscal 2004 to $616,000 compared with the third fiscal quarter of last year. Third quarter administrative expenses last year included unusual costs of approximately $85,000, related to a proposed tender offer for the Company. Although similar expenses were not repeated in the third quarter of fiscal 2004, this year’s third quarter administrative expenses included higher costs for property and casualty insurance and lower earnings from the cash value of life insurance policies. For the year-to-date in fiscal 2004, general and administrative expenses increased $76,000 (4%) to $2.0 million compared with the same period in fiscal 2003 due to higher insurance costs and incentive compensation expense. General and administrative expenses for fiscal 2004 are expected to be higher than those of 2003.

Non-operating income increased by 17% to $187,000 in the third quarter of fiscal 2004 compared with $160,000 in the same quarter last year. The increase included a $39,000 pre-tax gain on the sale of Prudential Financial common stock received through Prudential’s demutualization process in 2002. The gain was partially offset by declines in investment income, which was the result of lower interest rates and lower average balances of marketable securities, and royalty income as described below. For the fiscal year-to-date, non-operating income decreased by 2% to $516,000 in fiscal 2004 compared with $529,000 in the same period last year. The decrease for the year-to-date period was caused by lower investment income as described above and by lower royalty income on a shielded syringe product licensed to Becton and Dickinson Company (BD). The Company’ license agreement with BD is expected to expire in December 2005, and the associated royalty income will be eliminated. Management expects total non-operating income for the remainder of fiscal 2004 to be similar to that of the same period in fiscal 2003.

Net income for the third quarter of fiscal 2004 increased 20% to $470,000, or $0.17 a diluted share, compared with $392,000, or $0.15 a diluted share, in the third quarter of fiscal 2003. The increase in third quarter earnings compared with the prior year resulted from higher sales volume, improved manufacturing efficiencies, lower selling and administrative expenses, and higher non-operating income. Net income for the year to date increased 46% to $1.4 million or $0.51 a diluted share, compared with $951,000, or $0.36 a diluted share, in the first nine months of fiscal 2003. The year-to-date earnings increase was due primarily to higher sales volume.

During the first nine months of fiscal 2004, the Company paid dividends of $270,000 or 19% of net income for the year-to-date period. This amount represented three quarterly dividends of $0.035 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $2.2 million during the first three quarters of fiscal 2004 compared with $929,000 in the same period last year. The increase in cash flow for the first nine months of fiscal 2004 compared with last year was caused mainly by higher net income and a decline in accounts receivable. The Company’s working capital decreased by $119,000 or 1% to $10.7 million during the nine months ended July 3, 2004 due mainly to increases in accounts payable and accrued liabilities related to higher sales volume. In addition, the current ratio decreased to 3.1 at July 3, 2004 from 3.6 at fiscal year end 2003 primarily due to the increase in purchases associated with the increase in inventory.

Accounts receivable, net of allowances, decreased by $117,000 or 2% to $5.8 million at the end of the third quarter of fiscal 2004 compared with $5.9 million at the end of fiscal 2003. The average days sales outstanding in accounts receivable was 42.7 days for the first nine months of fiscal 2004 compared with 45.4 days for fiscal 2003. All of the Company's accounts receivable are unsecured.

Inventory levels rose to $3.3 million or 28% compared with $2.5 million at fiscal year end 2003. The increase was necessary to prepare for sales of seasonal items in the consumer segment in the fourth quarter of fiscal 2004. Inventory turns for the first nine months of fiscal 2004 improved to 12.4 times from 11.7 times in the same period last year. Management expects inventory during the remainder of fiscal 2004 to be lower than current levels.

Net property and equipment increased $1.3 million (27%) during the first nine months of fiscal 2004 to $6.1 million as a result of capital expenditures primarily related to production equipment for the Secure I.V. product line, less normal depreciation expense. Management expects capital expenditures during the remainder of fiscal 2004 to be approximately $300,000.

From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the time of final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company had no open forward contracts as of July 3, 2004.

Other assets increased by $175,000 (8%) to $2.4 million during the first nine months of fiscal 2004 compared with $2.2 million at fiscal year end 2003. Most of the change was due to increases in patents and cash surrender value of life insurance.

The Company's trade accounts payable increased by $761,000 or 31% compared with fiscal year end 2003. The increase was caused mostly by higher raw material purchases associated with the third quarter increase in inventory and purchases of equipment for the Secure I.V. product line. Accrued and sundry liabilities increased by $153,000 or 9% compared with fiscal year end 2003 due to increases in accruals for incentive compensation and income taxes.

Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during the next year.

IMPACT OF INFLATION

Inflation was not a material factor for the Company during the first nine months of fiscal 2004. However, higher inflation rates could have a negative impact on the Company by increasing our raw material and labor costs. Raw material and labor costs currently represent 74% and 12%, respectively, of our total cost of goods sold. We would attempt to recover such cost increases through higher sales prices on our products. However, because of market competition and annual pricing contracts, we would not be able to immediately offset the higher costs. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK
The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of July 3, 2004, the Company held $4.7 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 1% change in interest rates for a full year would change after-tax earnings by approximately $47,000.

In addition, the Company’s other assets at July 3, 2004 included $1.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended July 3, 2004, the Company’s cash value of life insurance increased by less than 1% creating income of approximately $7,000. For the year to date in fiscal 2004, the Company’s cash value of life insurance increased by 7%, creating income of approximately $110,000 compared with income of $112,000 for the same period last year.

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

(a)   Exhibits:
31   Officer Certifications pursuant to Section 302.
32   Officer Certifications pursuant to Section 906.

(b)   Reports:
Report on Form 8-K filed July 28, 2004 related to the Company’s earnings release for the third quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

DATE: August 12, 2004

