Form 10-K
period 2004-10-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2005-01-03
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended October 2, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

South Carolina		57-0525804
(State or other jurisdiction ofincorporation or organization)		(I.R.S. Employe Identification No.)

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
YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold on April 2, 2004, the last trading day of the registrant’s most recently completed second fiscal quarter, was $28,058,742.

The number of shares of the registrant's common stock, no par value, outstanding as of December 22, 2004 was 2,593,768.

Documents Incorporated By Reference

Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II, and portions of the Company's Definitive Proxy Statement for the annual shareholder's meeting to be held February 10, 2005 are incorporated by reference into Part III.

PART I

Item 1. Business
Background

Span-America Medical Systems, Inc. (the "Company" or "Span-America") was incorporated under the laws of the state of South Carolina on September 21, 1970. The Company manufactures and distributes a variety of polyurethane foam products for the medical and custom products markets.

Span-America commenced operations in 1975 as a manufacturer of polyurethane foam patient positioners. The Company expanded its product lines to produce lapidus (flat foam) and convoluted foam mattress overlays for the wound care market. Wound care products aid in the treatment or prevention of pressure ulcers, commonly known as bed sores or decubitus ulcers. In the late 1970's the Company also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, the Company introduced its patented Geo-Matt® mattress overlay in the health care market, which became one of the Company's leading products. At the same time, the Company began selling its mattress overlay products to retailers throughout the United States.

The Company entered the replacement mattress segment of the pressure ulcer care market in 1992 through the acquisition of Healthflex, Inc. The Company is currently marketing the PressureGuard line of replacement mattresses directly and through distributors to hospitals, long-term care facilities, and home health care dealers.

The Company's long-term strategy is to become a leading health care manufacturer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the Company's medical products are currently directed toward wound care applications, and the Company is actively seeking to develop or acquire new products in this market segment. The Company also seeks to further develop and manufacture consumer and industrial applications of its medical products. In addition, the Company acquired the assets of the Secure I.V.® line of peripheral intravenous catheters in July 2002 and is currently in the process of developing these products for market. The Secure I.V. products are expected to be sold directly and through distributors to health care facilities in the United States and Canada.

The Company's products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2004 were approximately $3.0 million or 6% of total net sales. The majority of the Company’s export sales occurred in Canada. See Note 17 in the Notes to Financial Statements on pages 29 and 30 of the Company’s 2004 Annual Report incorporated by reference to this 10-K as Exhibit 13.1.

The Company maintains a website at http://www.spanamerica.com. The Company’s reports and other filings made with the Securities and Exchange Commission are available free of charge on the Company’s website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Industry Segment Data

The industry segment data included in Note 17 to the Company's audited financial statements for the year ended October 2, 2004, presented on pages 29 and 30 of the 2004 Annual Report, is incorporated herein by reference.

Medical

Span-America’s principal medical products consist of support surfaces (polyurethane foam mattress overlays, non-powered therapeutic replacement mattresses, and powered therapeutic replacement mattresses), patient positioners, and seating products. These products are marketed to all health care settings, including acute care hospitals, long term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 47% of total net sales in 2004, 51% of total net sales in 2003, and 59% of total net sales in 2002.

Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay. The Geo-Matt design includes numerous individual foam cells which are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 7% of the Company's total net sales in fiscal 2004. These products are designed to provide patients with greater comfort and to assist in treating patients who already have or are susceptible to developing pressure ulcers. Span-America's overlay products are mattress pads rather than complete mattresses and are mark eted as less expensive alternatives to more complex replacement mattresses. The mattress overlays are designed for single patient use.

The Company's mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development of or promote the healing of pressure ulcers. Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the pressure that causes ulcers.

Replacement Mattresses. Span-America’s non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in the Company’s overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses often found in acute and long term care settings.

In 1997, the Company introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic replacement mattresses. In early 1999, the Company extended the product line with the release of the Geo-Mattress with Wings®. This product, which features raised perimeter bolsters for added patient safety, has been a significant contributor to overall Geo-Mattress sales. A second line extension, the Geo-Mattress Atlas, was added in December 2000 to address the needs of obese patients.

The Company’s more complex non-powered replacement mattresses consist of products from the PressureGuard® Series. The PressureGuard design was acquired through the acquisition of Healthflex, Inc. in February 1992. The original design combines a polyurethane foam shell and static air cylinders to form a replacement mattress that incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which the company later used as the basis for powered versions (see below), was further refined through a complete technical upgrade of all PressureGuard components in November 1997. In conjunction with this upgrade, some models were renamed to better reflect their functions.

In addition to the non-powered, static PressureGuard Renew® (formerly PressureGuard II), the Company also offers the PressureGuard CFT®. This model incorporates patented design principles of constant force technology. The PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind.

The Company’s powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, the Company received FDA 510(k) marketing approval for its PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position and to continually adjust the pressures appropriately while, slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system which is built into the mattress rather than being hung on the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but very effective alternating pressure mattress. The APM is targeted primarily at the long term care and home care markets. In March 2000, the Company added a more feature-laden version of this mattress called the PressureGuard APM2. The APM2 gives the caregiver the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle swi tch on the control panel. The APM2 represents the Company's single largest medical product in terms of revenues.

Early in fiscal 2002, the company introduced the PressureGuard Easy Air®, its first offering in the category of low air loss therapy. The Easy Air incorporates several patent-pending design innovations which the company believes allow it to overcome common performance compromises inherent in competitive low air loss products. Additionally, the Easy Air has been independently documented (see Ostomy/Wound Management, January 2003, Volume 49, Issue 1, pp. 32-42) to outperform all leading competitors in controlling excess skin moisture, a key performance advantage in the competitive support surface s marketplace.

All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Beginning with the government’s 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly are electing to purchase these products outright through the Company’s distributors rather than continuing to rent them. The Company also manufactures private-label mattresses for certain customers on a case-by-case basis, depending on market conditions and customer interest. During fiscal 2004, replacement mattresses and related products made up approximately 27% of total net sales.

Patient Positioners. Span-America's specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 8% of the Company's net sales in fiscal 2004. This is the Company’s original product line and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition. The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners. Span-America's patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors.

Seating Products. The final category in the medical products segment made by Span-America consists of seating cushions and related seating products. The Company’s offerings in this category can be subdivided into three main groups:

•	wound healing aids,

•	patient positioning and general pressure management products, and

•	pressure management products without patient positioning elements.

Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions. Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour™ cushion, the Equalizer™, and the EZ-Dish™. The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base. Like the Isch-Dish, the Equalizer is included among seating products covered for reimbursement by the Medicare system. This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists. The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, off ers a simpler, more affordable solution to the seating problems of nursing home patients.

Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions. The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate the Company’s proprietary Geo-Matt anti-shearing surface. Seating products accounted for approximately 3% of the Company's net sales in fiscal 2004.

Skin Care Products. Span-America also markets the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company. The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patient’s skin and are primarily sold in long term care and acute care settings. The license agreement with PJ Noyes expires in December 2005 but is renewable for a five-year term based on mutual agreement by both companies. Sales of skin care products accounted for approximately 2% of the Company’s total net sales in fiscal 2004.

Distributor Relationships. The Company sells its medical products to customers of varying sizes. The largest of these customers distribute our products to hospitals and nursing homes nationwide. During 2004, sales to the four largest distributors of our medical products made up approximately 52% of net sales in the medical segment.

Custom Products

Span-America's custom products segment includes two major product lines: consumer products and industrial products. The Company’s consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. The consumer products are marketed to retailers through Louisville Bedding Company (LBC), a leading manufacturer and distributor of bedding products in North America. LBC is the exclusive distributor of the Company’s consumer foam products pursuant to a distribution agreement between the companies, which expires in December 2006. The agreement is automatically renewed for successive three-year terms unless either party provides notice of their intent not to renew at least 60 days prior to the expiration date.

Span-America's industrial product line consists primarily of foam packaging and cushioning materials. The Company also produces foam products that are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications. To date, most of the Company's industrial sales have been in the specialty packaging segment of the custom products market. The Company currently has one full-time sales representative and several manufacturer’s representatives selling its foam fabrication capabilities primarily in the southeastern United States. Its customers represent a wide variety of markets, including the photographic film, durable goods, electronics, automotive, and sports equipment industries.< /DIV>

Custom products represented approximately 53% of the Company’s total net sales in fiscal 2004, compared with 49% in fiscal 2003 and 41% in fiscal 2002. In fiscal 2004, approximately 89% of the Company's total custom products sales were distributed through Louisville Bedding Company.

Safety Catheters

On July 15, 2002, the Company acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from VADUS®, Inc., a privately owned designer and manufacturer of catheters. The assets consist primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter. The Secure I.V. has FDA 510(k) approval and is protected by 16 patents. Net sales of Secure I.V. were less than 1% of total net sales in fiscal 2004. We are operating this portion of the Company as a separate business segment. The Secure I.V. is currently being manufactured for Span-America by an unaffiliated contract manufacturing company.

Since acquiring the assets of Secure I.V. we have completed the design and development of the product and have scaled up from prototype manufacturing to a semi-automated production. We began market test shipments of Secure I.V. in late fiscal 2004. Based on initial feedback from customers, we are in the process of making several design enhancements to improve the product’s performance. We expect the design changes to result in a slight production delay in early fiscal 2005 and a temporary increase in manufacturing costs. In the second and third quarters of fiscal 2005, we expect to accelerate production based on market acceptance of the product. We continue to be optimistic about the prospects for the safety catheter segment. However, this is a new business unit still in the development phase with little sales an d production history, and there can be no assurance that this segment will become profitable.

Research and Development

The Company’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	2004	2003	2002
Medical	$311,572	$255,688	$294,701
Custom products	11,220
Safety catheters	363,621	300,733	51,439
Total research and development expense	$686,413	$556,421	$346,140

The company expects research and development costs in fiscal 2005 to be higher than in 2004.

Competition

Medical. In the medical market segment, the Company faces significant competition for sales of its foam mattress overlays. The competition for convoluted mattress overlays is primarily based on price and delivery. For other foam mattress overlay products (such as the Geo-Matt overlay), the competition is based mainly on product performance and quality. However, to a lesser extent, the competition for Geo-Matt type overlays is also based on price and delivery. Competition with respect to the Company's Span-Aid products is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods, such as the use of pillows and other devices to position patients.

The Company believes that it is among the top three nationwide suppliers of foam mattress overlays and patient positioners to the U.S. health care market. The Company's primary competitors in the overlay and positioner markets are Sunrise Medical, Kendall, and Ehob.

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

The market for therapeutic replacement mattresses was developed principally during the 1990’s. Competitors include BG Industries (now owned by Encompass), Gaymar, Hill-Rom, KCI, Invacare, Sunrise Medical, Direct Supply, and Medline. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

Many of the Company's competitors in the health care segment are larger and have greater resources than Span-America. We believe the Company’s competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, and customer responsiveness.

Custom Products. In the custom products segment, Span-America has encountered significant competition for its mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. The Company's primary competitors in this market are Sleep Innovations, Leggett and Platt, and ER Carpenter, all of which are larger and have greater resources than Span-America. The Company also has a number of competitors in the market for i ts industrial products, including Tuscarora and UFP Technology. These competitors are larger and have greater resources than Span-America. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are also important. We believe Span-America’s competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, foam fabrication capabilities, low cost manufacturing processes, and customer responsiveness.

Safety Catheters. The Company’s Secure I.V. products will compete in the protected short peripheral intravenous catheter marketplace. Two major companies, Medex (acquired from Johnson and Johnson and recently acquired by Smiths Group plc) and Becton Dickinson and Company, supply about 80% of this market. Both of these companies have established national sales organizations and world-wide distribution networks. Their resources are greater than those of Span-America. Span-America has distribution agreements with distributors in three distinct markets, acute care, alternate care and emergency medical services at this time. The emergency medical services distributor is a national distributor. The other distributors are region al.

The Company believes that Secure I.V.’s design offers a competitive advantage in that it allows for bloodless intravenous catheter insertions without the need for vein occlusion, which helps protect healthcare workers from exposure to blood-borne pathogens. However, potential customers may choose the Company’s competitors over the Company because the competitors offer a wider range of custom variations for their safety catheters than the Company does for Secure I.V. In addition, the competitors are able to supply a wider variety of other medical devices to their customers. Because of design differences and economies of scale, competing devices are less costly to make.

Major Customers

The Company has a business relationship with Louisville Bedding Company to distribute certain of its consumer foam products. Sales to Louisville Bedding during fiscal 2004 made up approximately 47% of the Company's total net sales and approximately 89% of sales in the custom products segment.

See "Distributor Relationships" on page 5 for more information on major customers.

Seasonal Trends

Some seasonality can be identified in certain of the Company's medical and consumer foam products. However, the fluctuations have minimal effect on the Company's operations because of offsetting trends among these product lines. Span-America has not experienced significant seasonal fluctuations in its industrial product line.

Patents and Trademarks

The Company holds 41 United States patents and 5 foreign patents relating to various components of its patient positioners, mattress overlays, and replacement mattresses for the medical segment. Additional patent applications have been filed. Management believes that these patents are important to the Company. However, while the Company has a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, the Company does not rely solely on its patents to maintain its competitive position in the medical foam marketplace.

Span-America's principal patents include the patents on its Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Company's Geo-Matt and Geo-Mattress patents have remaining lives ranging from 2 to 9 years with additional patents pending. The Company’s PressureGuard patents have remaining lives ranging from 10 to 14 years with additional patents pending. The Company's Span-Aids patents have remaining lives ranging from less than a year to 10 years.

As previously noted, in July 2002, the Company acquired assets related to the Secure I.V.® catheter product line of VADUS®, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and five foreign patents, which are all held by the Company. The mark “Secure I.V.” is also a registered trademark of the Company. Additional patent applications have been filed.

The Company holds 37 federally registered trademarks and 17 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish in the medical and consumer segments. Other federal registration applic ations are presently pending. The Company believes that these trademarks are readily identifiable in their respective markets and add value to the Company's product lines.

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

As of October 2, 2004, Span-America had unshipped orders of approximately $1.0 million, which represents a 37% decrease compared to a backlog of $1.7 million at fiscal year end 2003. Most of the decline occurred in the custom products segment and was due to a new program for consumer bedding products at fiscal year end 2003 that was not repeated at fiscal year end 2004. The Company’s order backlog fluctuates significantly from month to month. Consequently, the 37% decrease in backlog at fiscal year end 2004 is not necessarily indicative of sales trends for the coming fiscal year. All orders in the current backlog are expected to be filled in the 2005 fiscal year.

Employees

On October 2, 2004, the Company had 303 full-time employees, including 6 officers and three part-time employees. Of these employees, 19 were executive or management personnel, 24 were administrative and clerical personnel, 20 were sales personnel, and 240 were manufacturing employees. The Company is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy. Management believes that its relations with its employees are good.

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

The Company is certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant. These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. The certification is subject to reassessment at six month intervals. The Company has m aintained its certification as a result of ISO audits during 2004.

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

Item 2. Properties

The Company's principal office and manufacturing facility is owned by the Company and located in Greenville, South Carolina. This facility contains approximately 125,000 square feet used by the medical and custom products segments and is located on a 13-acre site. The Company currently leases a 22,000 square foot facility near its existing facility in Greenville. The leased building is used for inventory storage at a cost of $7,700 per month. The lease expires on October 31, 2005 at which time the Company expects to vacate the building and consolidate the storage into its existing facility in Greenville.

In December 2004, the Company signed a letter of intent with a construction company to expand the Greenville, SC plant by approximately 60,000 square feet. The addition will be used for manufacturing and storage purposes and will replace the outside storage currently used by the Company. The facility is expected to be completed in September 2005.

The Company produces foam mattress overlays for the medical and consumer markets in a 40,000 square foot leased facility in Norwalk, California. The lease expires on December 31, 2006 and provides for a rental rate of $18,657 per month, increasing annually to $20,198 per month. The Company currently plans to renew the lease upon expiration or lease another comparable building, depending on market conditions at the time.

The California facilities and the soon-to-be expanded South Carolina facilities are considered suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

There are currently no pending or threatened legal claims against the Company. However, from time to time the Company is a party to various legal actions arising in the normal course of business. Management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2004 fiscal year.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The stock price information contained under "Quarterly Financial Data" within the table and the information set forth below the table on page 9 of the Company's 2004 Annual Report is incorporated herein by reference. In addition, the information under "Stock Information" on the inside back cover of the Company's 2004 Annual Report is incorporated herein by reference.

In September 1994, the Board of Directors approved a resolution changing their annual Director’s compensation from cash to stock. Each non-employee Director, except the Chairman of the Board and the Chairman of the Audit Committee, receives 1,000 shares of Company common stock per year in lieu of annual cash compensation. As compensation for additional duties the Chairman of the Board receives an additional 1,000 shares, and the Chairman of the Audit Committee receives an additional 500 shares of Company common stock per year. The following table sets forth information about unregistered shares of common stock issued in the prior three fiscal years to the Company’s non-employee Directors for their service as Directors.

Issue Date	# Shares of Common Stock Issued	Fair Market Value on Issue Date ($ Per Share)	Aggregate Consideration

01/29/02	8,000	5.950	$47,600
04/03/03	8,000	8.000	$64,000
03/02/04	8,500	13.500	$114,750

The Company did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

Item 6. Selected Financial Data

The information contained in the "Selected Financial Information" on page 8 of the Company's 2004 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Financial Analysis

Management's Discussion and Financial Analysis on pages 10 through 16 of the Company's 2004 Annual Report are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

The information contained in the section titled “Market Risk” on page 15 of the Company’s 2004 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company included on pages 17 through 30 of the Company's 2004 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect out internal control over financial reporting

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Item 9B. Other information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2004 fiscal year under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Code of Ethics.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2004 fiscal year under the heading "Compensation of Directors and Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2004 fiscal year is incorporated herein by reference.

The following table summarizes information regarding the Company’s equity compensation plans as of October 2, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	289,500	$5.97	159,842

Equity compensation plans not approved by security holders	0	0	0(1)

Total	289,500	$5.97	159,842

(1) Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently expects to issue approximately 8,500 shares annually.

For additional information on the Company’s stock option plans, see Note 11 to the Company's audited financial statements for the year ended October 2, 2004, presented on pages 25 - 27 of the 2004 Annual Report.

See Item 5 of Part II for more information on shares of Company common stock issued to Directors in lieu of their annual cash compensation.

Item 13. Certain Relationships and Related Transactions

The information required under Item 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2004 fiscal year under the heading "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

Additional information required under Item 14 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2004 fiscal year under the heading "Principal Accountant Fees and Services."

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

3.2	Amended and Restated By-Laws dated February 4, 1997: Incorporated by reference to Exhibit 3.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

3.2.1	Amendment to the Company's by-laws dated March 13, 2003: Incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K dated March 13, 2003, Commission File No. 000-11392.

3.2.2	Amendment to the Company's by-laws dated November 7, 2003: Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003 (the “2003 10-K”), Commission File No. 0-11392.

4.1	Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.

4.2

The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Registrant on a consolidated basis.

15

4.3

Amended and Restated Shareholder Rights Agreement dated March 24, 2003, between Span-America Medical Systems, Inc. and American Stock Transfer & Trust Company as Rights Agent: Incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K dated March 24, 2003.

4.3.1	Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement dated November 19, 2003: Incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K dated December 2, 2003.

4.4

Agreement among Span-America Medical Systems, Inc., Jerry Zucker, and Robert B. Johnston, dated December 17, 2003, regarding nomination of Mr. Johnston to the Span-America Board of Directors: Incorporated by reference to Exhibit 4.4 to the 2003 10-K.

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

10.3

1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991 (the “1991 10-K”), Commission File No. 0-11392.

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

10.10

Production, Marketing and Product Development Support Agreement between Span-America Medical Systems, Inc. and Vadus, Inc. dated February 1, 2002: Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

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

10.16

Severance Protection Agreement between the Company and Wanda J. Totton dated February 11, 2004: Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.17	Span-America Medical Systems, Inc. 2000 Restricted Stock Plan: Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement filed with the Commission on January 11, 2001.

13.1	2004 Annual Report to Shareholders.

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

(b) Reports on Form 8-K
Report on Form 8-K furnished on July 28, 2004 related to the Company’s earnings release for the third quarter of fiscal 2004.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Date: December 29, 2004	By:	/s/ Thomas D. Henrion

Thomas D. Henrion Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson	President, Chief Executive Officer
James D. Ferguson	(Principal Executive Officer)

/s/ Richard C. Coggins	Chief Financial Officer and Director
Richard C. Coggins	(Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller
Gwendolyn L. Randolph

/s/ Robert H. Dick	Director
Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director
Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director
Guy R. Guarch

/s/ Thomas D. Henrion	Director
Thomas D. Henrion

/s/ Robert B. Johnston	Director
Robert B. Johnston

/s/ Douglas E. Kennemore	Director
Douglas E. Kennemore, M.D.

/s/ Peter S. Nyberg	Director
Peter S. Nyberg

December 29, 2004

Annual Report on Form 10-K

Items 15 (a) (1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended October 2, 2004

Span-America Medical Systems, Inc.

Greenville, South Carolina

F-1

Span-America Medical Systems, Inc.

Form 10-K - Item 15(a)(1) and (2)

List of Financial Statements and Financial Statement Schedules

The following financial statements of Span-America Medical Systems, Inc. included in the annual report of the registrant to its shareholders for the year ended October 2, 2004 are incorporated by reference in Item 8:

Balance Sheets -October 2, 2004 and September 27, 2003.

Statements of Income - Years ended October 2, 2004, September 27, 2003, and September 28, 2002.

Statements of Shareholders' Equity - Years ended October 2, 2004, September 27, 2003, and September 28, 2002.

Statements of Cash Flows - Years ended October 2, 2004, September 27, 2003, and September 28, 2002.

Notes to Financial Statements - October 2, 2004.

The following financial statement schedule of Span-America Medical Systems, Inc. is included in Item 15(d):

Schedule VIII - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

F-2

Schedule VIII Valuation and Qualifying Accounts
Span-America Medical Systems, Inc.

COL. A	COL. B	COL C.		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts - Describe	Deductions- Describe		Balance at End of Period
Year Ended October 2, 2004
Deducted from asset accounts:
Reserve for uncollectible accounts	$175,000	$(6,830)		$28,170	(a)	$140,000
Reserve for discounts	165,000	405,625		387,625	(b)	183,000
Totals	$340,000	$398,795	—	$415,795		$323,000

Year Ended September 27, 2003
Deducted from asset accounts:
Reserve for uncollectible accounts	$211,000	$86,884		$122,884	(a)	$175,000
Reserve for discounts	170,000	359,767		364,767	(b)	165,000
Totals	$381,000	$446,651	—	$487,651		$340,000

Year Ended September 28, 2002
Deducted from asset accounts:
Reserve for uncollectible accounts	$223,000	$62,293		$74,293	(a)	$211,000
Reserve for discounts	143,000	321,263		294,263	(b)	170,000
Totals	$366,000	$383,556	—	$368,556		$381,000
__________
(a)	Uncollectible accounts written off.
(b)	Discounts claimed by customers.

F-3