Form 10-Q
period 2005-01-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2005-02-15
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 1, 2005

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
Common Stock, No Par Value - 2,593,768 shares as of 1/31/05

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets - January 1, 2005 and October 2, 2004	3

	Statements of Income - Three months ended January 1, 2005 and January 3, 2004	4

	Statements of Cash Flows - Three months ended January 1, 2005 and January 3, 2004	5

	Notes to Financial Statements - January 1, 2005	6

Item 2.	Management's Discussion and Analysis of Interim Financial Condition and Results of Operations	10

Item 3.	Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES		18

OFFICER CERTIFICATIONS		19

Span-America Medical Systems, Inc.
Balance Sheets
	January 1, 2005 (Unaudited)	October 2, 2004 ( Note)
Assets
Current assets:
Cash and cash equivalents	$2,449,406	$1,707,598
Securities available for sale	4,367,216	4,673,528
Accounts receivable, net of allowances of $499,000
(Jan. 1, 2005) and $323,000 (Oct. 2, 2004)	5,906,004	6,432,086
Inventories (Note 2)	3,104,987	2,717,573
Prepaid expenses and deferred income taxes	590,343	912,404
Total current assets	16,417,956	16,443,189

Property and equipment, net (Note 3)	6,174,825	6,184,786
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (Jan. 1, 2005
and Oct. 2, 2004)	1,924,131	1,924,131
Other assets (Note 4)	2,572,315	2,362,819
	$27,089,227	$26,914,925

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,280,182	$2,570,352
Accrued and sundry liabilities	2,314,344	2,249,898
Dividends declared	1,037,507	-
Total current liabilities	5,632,033	4,820,250

Deferred income taxes	776,000	776,000
Deferred compensation	891,610	899,283

Contingencies (Note 8)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,593,768
at Jan. 1, 2005 and 2,592,218 at Oct. 2, 2004	570,733	557,856
Additional paid in capital	19,297	19,297
Retained earnings	19,199,554	19,842,239
Total shareholders' equity	19,789,584	20,419,392
	$27,089,227	$26,914,925

See accompanying notes.

Note: The Balance Sheet at October 2, 2004 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended
	January 1, 2005	January 3, 2004

Net sales	$10,777,400	$11,508,513
Cost of goods sold	7,518,708	8,606,742
Gross profit	3,258,692	2,901,771

Selling and marketing expenses	1,780,705	1,609,576
Research and development expenses	240,633	170,970
General and administrative expenses	625,112	630,871
	2,646,450	2,411,417

Operating income	612,242	490,354

Non-operating income:
Investment income	22,542	17,015
Royalty income	131,834	141,339
Other	901	843
	155,277	159,197

Income before income taxes	767,519	649,551
Provision for income taxes	269,000	228,000
Net income	$498,519	$421,551

Net income per share of common stock (Note 6):
Basic	$0.19	$0.16
Diluted	$0.18	$0.16

Dividends per common share	$0.440	$0.035

Weighted average shares outstanding:
Basic	2,592,591	2,561,556
Diluted	2,734,992	2,704,784

See accompanying notes.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended
	January 1, 2005	January 3, 2004
Operating activities:
Net income	$498,519	$421,551
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	202,169	161,689
Provision for losses on accounts receivable	(3,575)	(12,400)
Increase in cash value of life insurance	(68,049)	(86,400)
Deferred compensation	(7,673)	(7,105)
Changes in operating assets and liabilities:
Accounts receivable	525,968	656,616
Inventory	(387,414)	52,675
Prepaid expenses and other assets	254,580	24,618
Accounts payable and accrued expenses	(213,747)	(66,579)
Net cash provided by operating activities	800,778	1,144,665

Investing activities:
Purchases of marketable securities	(1,000,000)	(800,000)
Proceeds from sale of marketable securities	1,310,000	700,000
Purchases of property, plant and equipment	(163,611)	(842,698)
Payments for other assets	(102,562)	(87,611)
Net cash provided by/(used for) investing activities	43,827	(1,030,309)

Financing activities:
Dividends paid	(103,697)	(89,818)
Common stock issued upon exercise of options	900	89,990
Net cash (used for)provided by financing activities	(102,797)	172

Increase in cash and cash equivalents	741,808	114,528
Cash and cash equivalents at beginning of period	1,707,598	1,811,332
Cash and cash equivalents at end of period	$2,449,406	$1,925,860

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 1, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ended October 1, 2005. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 2, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB reissued Statement of Financial Accounting Standards (“SFAS”) No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. In addition, the adoption of SFAS No. 123R will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123R will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact that adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows. (See Stock-Based Compensation below.)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under Statement of Financial Accounting Standards, (SFAS) No. 123 “Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:
	Jan. 1, 2005	Jan. 3, 2004
Net income
As reported	$498,519	$421,551
Stock option expense, net of taxes	37,308	33,417
Pro forma	$461,211	$388,134

Basic net income per common share
As reported	$0.19	$0.16
Stock option expense, net of taxes	0.01	0.01
Pro forma	$0.18	$0.15

Diluted net income per common share
As reported	$0.18	$0.16
Stock option expense, net of taxes	0.01	0.01
Pro forma	$0.17	$0.15

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

2. INVENTORIES

The components of inventories are as follows:

	Jan. 1, 2005	Oct. 2, 2004
Raw materials	$2,350,092	$1,900,433
Finished goods	754,895	817,140
	$3,104,987	$2,717,573

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Jan. 1, 2005	Oct. 2, 2004

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,041,391	4,041,391
Construction in process	276,018	130,000
Machinery and equipment	8,658,081	8,647,093
Furniture and fixtures	439,733	433,128
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	14,000,588	13,836,977
Less accumulated depreciation	7,825,763	7,652,191
	$6,174,825	$6,184,786

Construction in progress at Jan. 1, 2005 and Oct. 2, 2004 represents roof replacement in process.

4. OTHER ASSETS

Other assets consist of the following:

	Jan. 1, 2005	Oct. 2, 2004
Patents, net of accumulated amortization
of $1,291,377 (Jan. 1, 2005) and
$1,262,781 (Oct. 2, 2004)	$742,698	$706,232
Cash value of life insurance policies	1,646,518	1,578,469
Other	183,099	78,118
	$2,572,315	$2,362,819

5. PRODUCT WARRANTIES

The Company offers warranties of various lengths to its customers depending on the specific product sold. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time revenue is recognized for covered products, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty problems that have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary.

Changes in the Company's product warranty liability for the three months ended January 1, 2005 and January 3, 2004 are as follows:

	Jan. 1, 2005	Jan. 3, 2004
Accrued liability at beginning of year	$212,564	$141,723
Increases in reserve	11,700	-
Expenses	(7,544)	(2,035)
Accrued liability at end of year	$216,720	$139,688

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Jan. 1, 2005	Jan. 3, 2004
Numerator for basic and diluted earnings per share:
Net income	$498,519	$421,551

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,592,591	2,561,556
Effect of dilutive securities:
Employee stock options	142,401	143,228
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,734,992	2,704,784

Net income per share:
Basic	$0.19	$0.16
Diluted	$0.18	$0.16

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

The following table summarizes certain information on industry segments:

	Jan. 1, 2005	Jan. 3, 2004
Net Sales:
Medical	$6,509,759	$5,394,037
Custom products	4,267,641	6,114,476
Safety catheters	-	-
Total	10,777,400	11,508,513

Operating profit (loss):
Medical	$1,030,206	$594,229
Custom products	76,839	222,816
Safety catheters	(374,266)	(160,235)
Total	732,779	656,810

Corporate expense	(120,537)	(166,456)
Other income	155,277	159,197
Income before income taxes	$767,519	$649,551

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

8. COMMITMENTS AND CONTINGENCIES

In December 2004, the Company signed a letter of intent with a construction company to expand the Greenville, SC plant by approximately 60,000 square feet for approximately $2.6 million. The project is expected to be financed either from the Company’s existing cash and investments or conventional bank debt.

The Company has negotiated new supply terms with its contract manufacturer for its Secure I.V. product line, including the payment of approximately $35,000 per month in labor charges until approximately May 2005 while design changes are being completed.

From time to time the company is a defendant in legal actions involving claims arising in the normal course of business. The company believes that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on its operations or financial condition

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in "Results of Operations" and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations for future sales increases or expense changes compared with previous periods are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing the Company. Such risks include but are not limited to: (a) the loss of a key distributor of the Company's medical or custom products, (b) the inability to achieve anticipated sales volume of medical or custom products, (c) raw material cost increases, (d) the degree of success achieved in manufacturing and selling the Secure I.V. safety catheter product line, (e) potential problems arising from having a sole source contract manufacturer for the Secure I.V. product line, (f) the potential for lost sales due to competition from low-cost foreign imports, (g) changes in relationships with large customers, (h) the impact of competitive products and pricing, (i) government reimbursement changes in the medical market, (j) FDA regulation of medical device manufacturing, and other risks referenced in the Company's Securities and Exchange Commission Filings. The Company disclaims any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2005 declined by 6% to $10.8 million compared with $11.5 million in the first quarter of fiscal 2004. The sales decline was mainly the result of lower volume in the custom products segment due to a decrease in sales of mattress pads and pillows for the consumer market. Net income for the first quarter rose 18% to $499,000, or $0.18 per diluted share, compared with net income of $422,000, or $0.16 per diluted share, in the first quarter of fiscal 2004. The increase in earnings was the result of a more profitable product mix as sales in the medical segment increased during the quarter while sales in the lower-margin custom products segment declined.

The Company's sales in the medical segment grew 21% to $6.5 million in the first quarter of fiscal 2005 compared with $5.4 million in the same quarter last year. Medical sales represented 60% of this year’s total first quarter sales compared with 47% in the first quarter of fiscal 2004. Most of the sales growth in the medical segment came from the PressureGuard line of therapeutic mattresses, which are sold to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Sales of medical mattresses in the first quarter of fiscal 2005 were up 46% compared with the first quarter of last year mostly due to a large shipment of powered mattresses to a key customer in the long-term-care market and an increase in sales of private label mattress products in the acute care market. In other medical product lines, sales of seating products grew by 17%, Selan® skin care products increased 10%, patient positioners were up 1% and mattress overlays declined by 17%. The decline in mattress overlays continues a long-term trend of overlays loosing market share to replacement mattresses. We expect total medical sales for fiscal 2005 to be higher than those of fiscal 2004, but the rate of increase for the remainder of the fiscal year will likely be lower than the 21% rate achieved in the first quarter.

In the custom products segment, sales declined by 30% to $4.3 million compared with $6.1 million in the same period last year. Most of this decline resulted from lower volumes of consumer bedding products, which fell by 32% compared to the first quarter of fiscal 2004. The decline was caused by several factors. First, the year-earlier quarter included sales from a promotion with a large retailer that was not repeated in the first quarter this fiscal year. Second, one of our customers switched from a branded sales program to a private label program offered by a competing supplier. Finally, we lost a portion of our pillow business to a competing product manufactured in China. We expect sales of consumer bedding products to increase over first quarter levels during the remainder of fiscal 2005. However, we expect consumer bedding sales for the full fiscal year 2005 to be lower than last year’s levels.

Sales of industrial products, which are also part of our custom products segment, declined by 20% during the first quarter mostly as a result of lower volume to existing customers. The fourth calendar (our first fiscal quarter) quarter tends to be a seasonally weaker quarter for industrial sales. We expect sales of industrial products to increase during the remainder of fiscal 2005, but they will likely be slightly lower than last year’s level.

In the safety catheter segment, we had no net sales of our newly developed Secure I.V. safety catheter. We began shipping market test samples of the product in the latter part of fiscal 2004. However, in late December 2004 we decided to delay the full release of Secure I.V. as a result of initial customer feedback that revealed the potential benefits of making three design improvements to the product. Consequently, we have postponed further shipments of Secure I.V. for approximately five months while we make and test the design changes. We expect the design enhancements will improve the performance and marketability of Secure I.V. We believe that making the changes at this early stage in the product’s life cycle will give Secure I.V. the best chance for future growth and success.

As a result of the production delay and design changes, our first quarter costs in the safety catheter segment were higher than in previous quarters. Total expenses related to Secure I.V. in the first quarter were $374,000 ($0.09 per diluted share after taxes) compared with $160,000 ($0.04 per diluted share after taxes) in the first quarter last year. Of the $374,000 in this year’s first quarter expenses, approximately $180,000 was directly related to the design changes as we set up reserves for potential customer returns and obsolete inventory. We believe that total quarterly expenses in the safety catheter segment for the remainder of fiscal 2005 will be lower than first quarter levels because of the one-time charges included in the first quarter. However, as we re-start production of Secure I.V., we expect our manufacturing costs to be higher than fiscal 2004 levels because of a price increase from our contract manufacturer. We expect to offset a portion of the cost increase through higher unit sales prices. As a result of the design changes and the production cost increase, our operating loss in the safety catheter segment for the full fiscal year of fiscal 2005 is expected to be higher than the $684,000 pre-tax loss incurred in fiscal 2004.

The gross profit margin percentage for the total Company rose to 30.2% compared with 25.2% in the first quarter last year. Our gross profit level increased 12% to $3.3 million in the first quarter of fiscal 2005 compared with $2.9 million in the first quarter last year. The improvements in gross profit were due to higher sales volume of medical products offset in part by lower sales of custom products and higher expenses in the safety catheter segment. Medical sales typically have a higher margin than custom product sales because many of the Company’s medical products are patented and proprietary. Management expects the Company's gross margin percentage for the full year of fiscal 2005 to be higher than that of fiscal 2004.

Sales and marketing expenses were up 11% in the first quarter of fiscal 2005 to $1.8 million compared with $1.6 million in the prior year. The increase was due mainly to higher commissions and samples expense in the medical segment as result of higher sales volume. Total sales and marketing expenses for fiscal 2005 are expected to be higher than those of fiscal 2004.

Research and development expenses were up $70,000 (41%) to $241,000 compared with $171,000 in the first quarter of fiscal 2004. Of the $70,000 increase, $21,000 occurred in the medical segment and was related to ongoing new product development efforts. The remaining $49,000 portion of the increase occurred in the safety catheter segment and was related to the design changes in Secure I.V. as discussed above. Approximately 60% of the total R&D expense for the first quarter was related to the safety catheter segment. We expect that total research and development expenses for fiscal 2005 will be higher than those of fiscal 2004.

General and administrative expenses decreased by $6,000 to $625,000 in the first quarter of fiscal 2005 compared with the first quarter of last year. The decrease was due mostly to lower professional fees which were partially offset by an increase in insurance costs and a decrease in the income from officer life insurance policies. The year-earlier quarter (first quarter of fiscal 2004) included approximately $91,000 in expenses related to the lawsuit and potential tender offer activity by shareholder Jerry Zucker. General and administrative expenses for fiscal 2005 are expected to be similar to those of 2004.

Operating profit increased by 25% to $612,000 in the first quarter from $490,000 in the same quarter last year. The increase was due primarily to higher medical sales volume during the quarter.

Non-operating income declined by $4,000 to $155,000 in the first quarter of fiscal 2005 from $159,000 in the same quarter last year because of lower royalty income. Royalty income from a syringe product licensed to Becton, Dickinson and Company declined 7% to $132,000 compared with the first quarter of fiscal 2004. The royalty income will end in December 2005 due to the expiration of the related patents. No further royalty income will be received after that date. Royalty income during the first quarter of fiscal 2005 represented 17% of the Company’s total pre-tax income compared with 22% in the same quarter last year. Management expects total non-operating income for fiscal 2005 to be lower than 2004 levels.

Net income for the first quarter of 2004 increased 18% to $499,000 or $0.18 per diluted share compared with $422,000 or $0.16 per diluted share in the same quarter of last year.

During the first quarter of fiscal 2005, the Company paid dividends of $104,000, or 21% of net income. This payment represented one quarterly dividend of $0.04 per share. In December 2004, the Company declared a special cash dividend of $0.40 per share payable on January 12, 2005 to shareholders of record on December 22, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of approximately $801,000 during the first quarter of fiscal 2005 compared with $1,145,000 in the first quarter of fiscal 2004. The decrease in cash flow during the period was due mostly to an increase in raw material inventory levels for the Secure I.V. product line and a decrease in total accounts payable due to lower sales levels in the custom products segment. The Company’s working capital decreased by $837,000 (7%) to $10.8 million during the three months ended January 1, 2005 from $11.6 million at October 2, 2004. The decrease was mainly the result of the declaration of a special, one-time dividend of approximately $1.0 million as noted above, which was payable on January 12, 2005. The decrease in working capital was also impacted by a reduction in accounts receivables as a result of lower sales in the quarter. The current ratio declined during the quarter to 2.9 from 3.4 at October 2, 2004.

Accounts receivable, net of allowances, declined by $526,000 (8%) to $5.9 million at the end of the first quarter of fiscal 2005 compared with $6.4 million at the end of fiscal 2004. The decline in accounts receivable during the first quarter of fiscal 2005 was due to the decline in custom products sales. The average days sales outstanding in accounts receivable was 48.5 days in the first quarter of fiscal 2005 compared with 43.1 days for fiscal 2004. The increase in days sales outstanding is the result of the increase in the percentage of medical sales compared with custom products sales during the quarter. All of the Company's accounts receivable are unsecured.

Inventories increased by $387,000 (14%) to $3.1 million at the end of the first quarter of fiscal 2005 compared with fiscal year end 2004. The increase was primarily the result of a change in supply terms with the contract manufacturer of the Secure I.V. product line resulting in the purchase of approximately $400,000 of raw materials and finished goods inventory for that product line. We expect inventory levels during fiscal 2005 to be slightly higher than those of fiscal 2004.

Net property and equipment decreased by $10,000 to $6.2 million at the end of the first quarter of fiscal 2005. Management expects that capital expenditures during fiscal 2005 will be higher than those of fiscal 2004 due to the expansion of the Company’s manufacturing plant in Greenville S.C. In December 2004, the Company signed a letter of intent with a construction company to expand the Greenville plant by approximately 60,000 square feet at an estimated cost of $2.6 million. The project is expected to be financed either from the Company’s existing cash and investments or conventional bank debt.

From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company held no forward contracts on foreign currency as of January 1, 2005.

Other assets increased by $209,000 (9%) to $2.6 million during the first quarter of fiscal 2005 compared with $2.4 million at fiscal year end 2004. The increase was due to outlays for patents, licensing rights, deposits for raw material purchases and an increase in the cash surrender value of life insurance policies.

The Company's trade accounts payable decreased by $290,000 or 11% compared with fiscal year end 2004. The decrease in accounts payable level was mainly due to fewer purchases related to the sales decline in the custom products segment. Accrued and sundry liabilities increased by $64,000 or 3% compared with fiscal year end 2004 due to accruals for incentive compensation, commissions and property taxes.

Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2005. As noted previously, the Company paid a special cash dividend of $0.40 per share payable on January 12, 2005 totaling $1,037,507. Also in December 2004, the Company signed a letter of intent with a construction company to expand the Greenville, SC plant by approximately 60,000 square feet at an estimated cost of $2.6 million. The project is expected to be financed either from the Company’s existing cash and investments or conventional bank debt. At the end of the first fiscal quarter, the Company renegotiated certain terms of the supply agreement with the contract manufacturer for its Secure I.V. product line. The new terms require the Company to pay approximately $35,000 per month in labor charges from January 2005 through approximately May 2005 while design changes are being completed on the Secure I.V. product line.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation was not a material factor for the Company during the first quarter of fiscal 2005. However, we received a price increase on certain of our polyurethane foam raw materials on October 1, 2004 and another increase on February 1, 2005. We will attempt to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and other cost reduction efforts. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs through sales price increases alone. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. MARKET RISK

The Company is exposed to market risk in two areas: short term investments and cash value of life insurance. As of January 1, 2005, the Company held $4.4 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at anytime with seven day’s notice. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for a full year would increase or decrease after tax earnings by approximately $44,000.

In addition, the Company’s other assets at January 1, 2005 included $1.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the quarter ended January 1, 2005, the Company’s cash value of life insurance increased by 4%, creating income of approximately $65,000.

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

None

Item 3. Defaults Upon Senior Securities -

None

Item 4. Submission of Matters to a Vote of Security Holders -

The Company held its Annual Meeting of Shareholders on February 10, 2005. At this meeting, Richard C. Coggins, Thomas F. Grady, Jr. and Peter S. Nyberg were elected to three-year terms as directors. In addition, the 2005 Non-Employee Director Stock Plan was approved. The voting details are as follows:

	For	Against	Abstain	Not Voted
Richard C. Coggins	2,494,057	15,438	0	84,273
Thomas F. Grady, Jr.	2,245,256	264,239	0	84,273
Peter S. Nyberg	2,245,006	264,489	0	84,273
2005 Non-Employee Director Stock Plan	1,602,089	44,564	4,065	943,050

Item 5. Other Information

At the Company’s 2005 annual meeting of shareholders held on February 10, 2005, the Company’s shareholders voted to adopt the Company’s 2005 Non-Employee Director Stock Plan authorizing the issuance of up to 60,000 shares of the Company’s common stock to the Company’s non-employee directors over a five year period. The description of the 2005 Non-Employee Director Stock Plan set forth on pages 21 to 23 of the Company’s proxy statement for the 2005 annual meeting of shareholders is incorporated herein by reference.

Item 6.  Exhibits

10.18	2005 Non-Employee Director Stock Plan: incorporated by reference to Appendix B to the Company’s Proxy Statement dated January 7, 2005 (Commission File No. 000-11392).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By:	/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

By:	/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

Date: February 14, 2005

