Form 10-Q
period 2005-04-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2005-05-17
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,611,768 shares as of 5/3/05

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - April 2, 2005 and October 2, 2004		3

Statements of Income - Three and six months ended April 2, 2005 and April 3, 2004		4

Statements of Cash Flows - Six months ended April 2, 2005 and April 3, 2004		5

Notes to Financial Statements - April 2, 2005		6

Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations		11

Item 3. Quantitative and Qualitative Disclosures About Market Risk		16

Item 4. Controls and Procedures		17

PART II. OTHER INFORMATION		17

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES		18

OFFICER CERTIFICATIONS		19

Span-America Medical Systems, Inc.
Balance Sheets
	April 2,	October 2,
	2005	2004
	(Unaudited)	( Note)
Assets
Current assets:
Cash and cash equivalents	$1,125,668	$1,707,598
Securities available for sale	4,662,204	4,673,528
Accounts receivable, net of allowances of $559,100 at
April 2, 2005 and $323,000 at October 2, 2004 (Note 2)	6,133,272	6,432,086
Inventories (Note 3)	2,908,321	2,717,573
Prepaid expenses and deferred income taxes	578,393	912,404
Total current assets	15,407,858	16,443,189

Property and equipment, net (Note 4)	6,512,359	6,184,786
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (April 2, 2005
and October 2, 2004)	1,924,131	1,924,131
Other assets (Note 5)	2,612,547	2,362,819
	$26,456,895	$26,914,925

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,599,815	$2,570,352
Accrued and sundry liabilities	1,775,663	2,249,898
Total current liabilities	4,375,478	4,820,250

Deferred income taxes	776,000	776,000
Deferred compensation	883,323	899,283

Contingencies (Note 9)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,611,768
at April 2, 2005 and 2,592,218 at October 2, 2004	707,015	557,856
Additional paid-in capital	19,297	19,297
Retained earnings	19,695,782	19,842,239
Total shareholders' equity	20,422,094	20,419,392
	$26,456,895	$26,914,925

See accompanying notes.

Note: The Balance Sheet at October 2, 2004 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Net sales	$12,954,944	$12,868,835	$23,732,344	$24,377,348
Cost of goods sold	9,108,907	9,491,233	16,627,615	18,097,975
Gross profit	3,846,037	3,377,602	7,104,729	6,279,373

Selling and marketing expenses	1,957,575	1,879,143	3,738,280	3,488,719
Research and development expenses	323,703	161,403	564,336	332,373
General and administrative expenses	803,107	738,380	1,428,219	1,369,252
	3,084,385	2,778,926	5,730,835	5,190,344

Operating income	761,652	598,676	1,373,894	1,089,029

Non-operating income:
Investment income	20,298	12,122	42,840	29,137
Royalty income	138,332	156,477	270,167	297,817
Other	697	771	1,597	1,614
	159,327	169,370	314,604	328,568

Income before income taxes	920,979	768,046	1,688,498	1,417,597
Provision for income taxes	321,000	270,000	590,000	498,000
Net income	$599,979	$498,046	$1,098,498	$919,597

Net income per share of common stock (Note 7):
Basic	$0.23	$0.19	$0.42	$0.36
Diluted	$0.22	$0.18	$0.40	$0.34

Dividends per common share (1)	$0.040	$0.035	$0.480	$0.070

Weighted average shares outstanding:
Basic	2,599,603	2,577,756	2,596,097	2,569,356
Diluted	2,738,250	2,747,573	2,736,621	2,725,879

See accompanying notes.

(1) Dividends for the six-month period ended April 2, 2005 include a special dividend of $0.40 per share declared on December 7, 2004.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Six Months Ended
	April 2,	April 3,
	2005	2004
Operating activities:
Net income	$1,098,498	$919,597
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	415,462	325,268
Provision for losses on accounts receivable	33,721	(5,400)
Increase in cash value of life insurance	(57,980)	(103,795)
Deferred compensation	(15,960)	(14,778)
Changes in operating assets and liabilities:
Accounts receivable	266,417	(179,820)
Inventory	(190,748)	12,916
Prepaid expenses and other assets	199,169	241,470
Accounts payable and accrued expenses	(339,825)	113,941
Net cash provided by operating activities	1,408,754	1,309,399

Investing activities:
Purchases of marketable securities	(2,000,000)	(800,000)
Proceeds from sale of marketable securities	2,010,000	700,000
Purchases of property, plant and equipment	(682,910)	(1,349,328)
Payments for other assets	(117,031)	(103,163)
Net cash used for investing activities	(789,941)	(1,552,491)

Financing activities:
Dividends paid	(1,244,955)	(179,846)
Common stock issued upon exercise of options	44,212	114,150
Net cash used for financing activities	(1,200,743)	(65,696)

Decrease in cash and cash equivalents	(581,930)	(308,788)
Cash and cash equivalents at beginning of period	1,707,598	1,811,332
Cash and cash equivalents at end of period	$1,125,668	$1,502,544

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
April 2, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ended October 1, 2005. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 2, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB reissued Statement of Financial Accounting Standards ("SFAS") No. 123 as SFAS No. 123R, "Share Based Compensation." Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. In addition, the adoption of SFAS No. 123R will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123R will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact that adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows. (See Stock-Based Compensation below.)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense related to stock options has been charged to operations. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 “Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net income
As reported	$599,979	$498,046	$1,098,498	$919,597
Stock option expense, net of taxes	48,171	45,792	85,479	79,209
Pro forma	$551,808	$452,254	$1,013,019	$840,388

Basic net income per common share
As reported	$0.23	$0.19	$0.42	$0.36
Stock option expense, net of taxes	0.02	0.02	0.03	0.03
Pro forma	$0.21	$0.17	$0.39	$0.33

Diluted net income per common share
As reported	$0.22	$0.18	$0.40	$0.34
Stock option expense, net of taxes	0.02	0.02	0.03	0.03
Pro forma	$0.20	$0.16	$0.37	$0.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2005 and 2004, respectively: risk-free interest rates of 4.08% and 4.14%; dividend yields of 1.5% and 1.1%; volatility factors of the expected market price of the Company's common stock of 32.3% and 38.9%; and a weighted average expected life of the option of eight years for both periods.

2. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	April 2, 2005	Oct. 2, 2004
Trade accounts receivable	$6,692,367	$6,755,086
Allowance for doubtful accounts	(232,525)	(140,000)
Allowance for customer rebates	(326,570)	(183,000)
	$6,133,272	$6,432,086

3. INVENTORIES

The components of inventories are as follows:

	April 2, 2005	Oct. 2, 2004
Raw materials	$2,152,924	$1,900,433
Finished goods	755,397	817,140
	$2,908,321	$2,717,573

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	April 2, 2005	Oct. 2, 2004

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,307,101	4,041,391
Construction in process	418,745	130,000
Machinery and equipment	8,765,553	8,647,093
Furniture and fixtures	443,123	433,128
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	14,519,887	13,836,977
Less accumulated depreciation	8,007,528	7,652,191
	$6,512,359	$6,184,786

Construction in progress represented a new building addition as of April 2, 2005 and roof replacement on an existing building as of October 2, 2004.

5. OTHER ASSETS

Other assets consist of the following:

	April 2, 2005	Oct. 2, 2004
Patents, net of accumulated amortization
of $1,322,905 (April 2, 2005) and
$1,262,781 (Oct. 2, 2004)	$738,139	$706,232
Cash value of life insurance policies	1,636,448	1,578,469
Other	237,960	78,118
	$2,612,547	$2,362,819

6. PRODUCT WARRANTIES

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

Changes in the Company's product warranty liability for the six months ended April 2, 2005 and April 3, 2004 are as follows:

	April 2, 2005	April 3, 2004
Accrued liability at beginning of period	$212,564	$141,723
Increases in reserve	23,450	15,200
Expenses	(10,015)	(1,346)
Accrued liability at end of period	$225,999	$155,577

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Numerator for basic and diluted earnings per share:
Net income	$599,979	$498,046	$1,098,498	$919,597

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,599,603	2,577,756	2,596,097	2,569,356
Effect of dilutive securities:
Employee stock options	138,647	169,817	140,524	156,523
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,738,250	2,747,573	2,736,621	2,725,879

Net income per share:
Basic	$0.23	$0.19	$0.42	$0.36
Diluted	$0.22	$0.18	$0.40	$0.34

8. OPERATIONS AND INDUSTRY SEGMENTS

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
Net Sales:	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Medical	$7,701,251	$6,438,950	$14,211,009	$11,832,987
Custom products	5,253,693	6,429,885	9,521,335	12,544,361
Safety catheters	-	-	-	-
Total	$12,954,944	$12,868,835	$23,732,344	$24,377,348

Operating profit (loss):
Medical	$1,399,106	$853,558	$2,429,312	$1,447,787
Custom products	63,901	77,938	140,740	300,754
Safety catheters	(476,787)	(143,506)	(851,053)	(303,741)
Total	986,220	787,990	1,718,999	1,444,800

Corporate expense	(224,568)	(189,314)	(345,105)	(355,771)
Other income	159,327	169,370	314,604	328,568
Income before income taxes	$920,979	$768,046	$1,688,498	$1,417,597

Total sales by industry segment include sales from unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

The Company is currently in the process of adding 58,000 square feet of manufacturing and storage space to its plant in Greenville, SC. The total cost of the expansion is expected to be approximately $2.6 million. As of April 2, 2005, the Company had incurred related project costs of approximately $419,000. (See Note 3.) The remaining cost of the project is expected to be financed from internally generated cash.

The Company has negotiated new supply terms with its contract manufacturer for its Secure I.V. product line, including the payment of approximately $35,000 per month in labor charges while design changes and testing are completed and production is restarted. The supply terms are subject to change once production is started.

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
(d) the degree of success achieved in manufacturing and selling the Secure I.V. safety catheter product line,
(e) potential problems arising from having a sole source contract manufacturer for the Secure I.V. product line,
(f) the potential for lost sales due to competition from low-cost foreign imports,
(g) changes in relationships with large customers,
(h) the impact of competitive products and pricing,
(i) government reimbursement changes in the medical market,
(j) FDA regulation of medical device manufacturing, and
(k) other risks referenced in the Company's Securities and Exchange Commission Filings.

The Company disclaims any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2005 rose 1% to $13.0 million compared with $12.9 million in the second quarter of fiscal 2004. For the first half of fiscal 2005, net sales decreased 3% to $23.7 million from $24.4 million in the same period last year. The changes in net sales for both the second quarter and year to date periods were primarily due to the offsetting trends of strong sales growth in the medical segment combined with substantial sales declines in the custom products segment.

Net income for the second quarter rose 20% to $600,000, or $0.22 per diluted share, compared with net income of $498,000, or $0.18 per diluted share, in the second quarter of fiscal 2004. For the year to date in fiscal 2005, net income increased 19% to $1.1 million or $0.40 per diluted share, compared with $920,000, or $0.34 per diluted share, in the same period last year. The increases in earnings resulted primarily from higher unit sales of PressureGuard® and Geo-Mattress® therapeutic mattresses for the medical market and a more profitable product mix as sales rose in the higher margin medical segment and fell in the lower margin custom products segment.

Sales in the medical segment grew 20% to $7.7 million in the second quarter of fiscal 2005 compared with $6.4 million in the same quarter last year. Medical sales represented 59% of total second quarter sales compared with 50% in the second quarter of fiscal 2004. Most of the sales growth in the medical segment came from our PressureGuard and Geo-Mattress specialty mattresses, which are sold to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Sales of medical mattresses in the second quarter of fiscal 2005 were up 43% compared with the second quarter of last year mostly due to a large shipment of non-powered mattresses to a key customer in the long-term-care market and an increase in sales of private label mattress products in the acute care market. In other medical product lines, sales of seating products grew by 6%, Selan® skin care products increased 3%, patient positioner sales were down by 20% and mattress overlays declined by 15%. The decline in patient positioners was due to lower export sales. The drop in mattress overlays continues a long-term trend of overlays loosing market share to replacement mattresses.

For the year to date in fiscal 2005, medical sales rose 20% to $14.2 million from $11.8 million in the same period last year. The increase was driven by higher unit volumes of mattresses which grew by 44% during the period. Higher mattress sales were partly offset by volume declines in overlays and positioners, which decreased by 16% and 9%, respectively. We expect total medical sales for fiscal 2005 to be higher than those of fiscal 2004, but the rate of increase for the remainder of the fiscal year will likely be lower than the 20% rate achieved in the first two quarters.

In the custom products segment, sales declined by 18% to $5.3 million in the second quarter of fiscal 2005 compared with $6.4 million in the same period last year. Most of this decline resulted from lower volumes of consumer bedding products, which fell by 22% to $4.5 million compared to $5.7 million in the second quarter of fiscal 2004. Custom products sales for the year to date period were down 24% to $9.5 million compared with $12.5 million for the first two quarters of 2004. Softer demand for consumer bedding products resulted from increased competition in the mattress pad business, particularly from visco foam products, and in pillow products where a portion of the business was lost to a competing product produced in China. We expect sales of consumer bedding products for the remainder of fiscal 2005 to be greater than those of the first two quarters. However, we expect consumer bedding sales for the full fiscal year 2005 to be lower than they were in fiscal 2004.

Sales of industrial products, which are also part of the custom products segment, rose by 8% during the second quarter as a result of higher sales volume to new and existing customers. For the year to date in fiscal 2005 industrial sales were down 6% compared with the same period last year. We expect sales of industrial products for fiscal 2005 to be slightly lower than last year.

The Secure I.V. safety catheter was not offered for sale in the second quarter of 2005 pending completion of design enhancements. We began shipping market test samples of the product in the latter part of fiscal 2004. However, in late December 2004 we decided to delay the full release of Secure I.V. as a result of initial customer feedback that revealed the potential benefits of making three design improvements to the product. Consequently, we have postponed further shipments of Secure I.V. while we make and test the design changes. We expect the design enhancements will improve the performance and marketability of Secure I.V. We believe that making the changes at this early stage in the product’s life cycle will give Secure I.V. the best chance for future growth and success. The redesigned product is currently in the final testing phase and, if successful, production is scheduled to start in the third quarter with sales beginning in the fourth fiscal quarter.

As a result of the production delay and design changes, our first and second quarter costs in the safety catheter segment were higher than in previous quarters. Total expenses related to Secure I.V. in the second quarter were $477,000 ($0.11 per diluted share after taxes) compared with $144,000 ($0.03 per diluted share after taxes) in the second quarter last year. The increased costs were primarily due to higher expenses for labor, scrapped material, engineering and product development related to design changes and production test runs. Total expenses related to Secure I.V. for the year to date in fiscal 2005 were $851,000 compared with $304,000 in the same period for 2004. Of the $851,000 in year-to-date expenses, approximately $295,000 was non-recurring and consisted of reserves for obsolete inventory and accounts receivable. We believe that total expenses in the safety catheter segment for the last half of fiscal 2005 will be lower than first-half expenses but higher than the comparable period in fiscal 2004.

The Company’s gross margin percentage for the second quarter of fiscal 2005 rose to 29.7% compared with 26.2% in the same period last year. Our gross profit level in the second quarter increased 14% to $3.8 million. The gross margin percentage for the first half of fiscal 2005 improved to 29.9% compared with 25.8% in the same period last year. The gross profit level for the first half rose 13% to $7.1 million. The improvements in gross margin percentage and gross profit level for the quarter and year to date periods were due mainly to higher sales volume in the medical segment and a more profitable sales mix that consisted of higher medical sales and lower custom products sales. Medical sales typically have a higher gross margin than custom product sales because many of the Company’s medical products are patented and proprietary. Management expects the Company's gross margin percentage for the full year of fiscal 2005 to be higher than that of fiscal 2004.

Sales and marketing expenses were up 4% in the second quarter of fiscal 2005 to $2.0 million compared with $1.9 million in the prior year primarily due to higher commissions and travel expenses related to the medical segment. For the first half of fiscal 2005, sales and marketing expenses were up 7% to $3.7 million compared with $3.5 million in the same period of fiscal 2004. The increase was due mainly to higher commissions and samples expense in the medical segment related to higher medical sales volume. Total sales and marketing expenses for fiscal 2005 are expected to be higher than those of fiscal 2004.

Total research and development expenses for the second quarter of fiscal 2005 were $324,000 compared with $161,000 in the second quarter of fiscal 2004. Of the $163,000 increase, $20,000 occurred in the medical segment and was related to ongoing new product development efforts. The remaining $143,000 portion of the increase occurred in the safety catheter segment and was related to the design changes in Secure I.V. as discussed above. Total research and development expenses for the first half of fiscal 2005 increased 70% to $564,000 compared with $332,000 in the first half of fiscal 2004. Research and development expenses for the year to date in fiscal 2005 included $373,000 in development costs for the Secure I.V. product line compared with $182,000 in the first half of fiscal 2004. We expect that total research and development expenses for the remainder of fiscal 2005 will be slightly less than those of the first half of the fiscal year.

General and administrative expenses increased by 9% to $803,000 in the second quarter of fiscal 2005 compared with $738,000 in the second quarter of last year. The increase was due to higher costs for property and casualty insurance and a reduction in expense-offsetting income from the Company’s officer life insurance policies. General and administrative expenses for fiscal 2005 are expected to be slightly higher than those of 2004.

Operating profit in the second quarter of fiscal 2005 increased by 27% to $762,000 compared with $599,000 in the same quarter last year. For the fiscal year to date, operating profit increased 26% to $1.4 million compared with $1.1 million in the same period last year. The increases for the quarter and year to date were due primarily to higher medical sales volume.

Non-operating income declined by 6% to $159,000 in the second quarter of fiscal 2005 from $169,000 in the same quarter last year primarily because of lower royalty income from the Safety-Lok®*  syringe product licensed to Becton, Dickinson and Company (BD). Royalty income declined 12% to $138,000 compared with $156,000 in the second quarter of fiscal 2004. For the first half of fiscal 2005, non-operating income decreased by 4% to $315,000 compared with $329,000 in the same period last year. The decrease for the year to date period was caused by lower royalty income which was partially offset by higher investment income. The royalty income will end in December 2005 due to the expiration of the related patents, and no further royalty payments will be received after that date. Royalty income during the first half of fiscal 2005 represented 16% of the Company’s total pre-tax income compared with 21% in the same quarter last year. Management expects total non-operating income for fiscal 2005 to be lower than 2004 levels.

Net income for the second quarter of 2005 increased 20% to $600,000 or $0.22 per diluted share compared with $498,000 or $0.18 per diluted share in the same quarter of last year. Net income for the year to date in fiscal 2005 increased 19% to $1.1 million or $0.40 a diluted share, compared with $920,000, or $0.34 a diluted share, in the first six months of fiscal 2004. The year to date earnings increase was due primarily to higher sales volume in the medical segment and a more profitable sales mix.

During the first half of fiscal 2005, the Company paid dividends of approximately $1.2 million or 113% of net income. These payments represented two regular quarterly dividends of $0.04 per share each and a special cash dividend of $0.40 per share paid on January 12, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of approximately $1.4 million during the first half of fiscal 2005 compared with $1.3 million in the same period of fiscal 2004. The increase in cash flow during the period was due to higher net income and a decrease in accounts receivable that were partially offset by a reduction in accrued expenses. The Company’s working capital decreased by $591,000 (5%) to $11.0 million during the six months ended April 2, 2005 from $11.6 million at October 2, 2004. The decrease was mainly the result of lower cash balances related to the payment of the special dividend noted above and reductions in accounts receivable and prepaid expenses. The current ratio increased during the first half of fiscal 2005 to 3.5 from 3.4 at October 2, 2004.

* Safety-Lok is a registered trademark of Becton, Dickinson and Company

Accounts receivable, net of allowances, declined by $299,000 (5%) to $6.1 million at the end of the second quarter of fiscal 2005 compared with $6.4 million at the end of fiscal 2004. The decrease in accounts receivable during the first half of fiscal 2005 was due mainly to the decline in custom products sales and an increase in reserves for customer rebates. The average days sales outstanding in accounts receivable was 45.0 days in the first six months of fiscal 2005 compared with 43.1 days for fiscal 2004. The increase in days sales outstanding is the result of the increase in the percentage of medical sales compared with custom products sales during the quarter. All of the Company's accounts receivable are unsecured.

Inventories increased by $191,000 (7%) to $2.9 million at the end of the second quarter of fiscal 2005 compared with $2.7 million at fiscal year end 2004. The increase was primarily the result of a change in supply terms with the contract manufacturer of the Secure I.V. product line resulting in the purchase of approximately $400,000 of raw materials and finished goods inventory for that product line. We expect inventory levels during fiscal 2005 to be slightly higher than those at fiscal year end 2004.

Net property and equipment increased by $328,000 to $6.5 million at the end of the second quarter of fiscal 2005. The increase was due to capital expenditures of $683,000 partially offset by normal depreciation expense. Management expects that capital expenditures during fiscal 2005 will be higher than those of fiscal 2004 due to the expansion of the Company’s manufacturing plant in Greenville S.C. The Company is currently in the process of adding 58,000 square feet of manufacturing and storage space to its Greenville plant. The total cost of the expansion is expected to be approximately $2.6 million. As of April 2, 2005, the Company had incurred related project costs of approximately $419,000. The remaining cost of the project is expected to be financed from internally generated cash.  The addition is expected to be completed by November 2005.

From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company held no forward contracts on foreign currency as of April 2, 2005.

Other assets increased by $250,000 (11%) to $2.6 million during the first half of fiscal 2005 compared with $2.4 million at fiscal year end 2004. The increase was due to outlays for patents, licensing rights, deposits for raw material purchases and an increase in the cash surrender value of life insurance policies.

The Company's trade accounts payable increased by $29,000 or 1% compared with fiscal year end 2004. Accrued and sundry liabilities decreased by $474,000 or 21% compared with fiscal year end 2004 due to payments for incentive compensation and property taxes.

Management believes that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2005, including the cost of the plant expansion as described above. At the end of the first fiscal quarter, the Company renegotiated certain terms of the supply agreement with the contract manufacturer for its Secure I.V. product line. The new terms require the Company to pay approximately $35,000 per month in labor charges from January 2005 until normal production volume levels are reached, which we currently expect to occur in the fourth quarter of fiscal 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation was not a material factor for the Company during the second quarter of fiscal 2005. However, we received price increases on certain of our polyurethane foam raw materials on October 1, 2004, February 1, 2005, and April 1, 2005. We will attempt to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and other cost reduction efforts. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs through sales price increases alone. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in two areas: short-term investments and cash value of life insurance. As of April 2, 2005, the Company held $4.7 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at any time with seven days notice. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for a full year would increase or decrease after tax earnings by approximately $47,000.

In addition, the Company’s other assets at April 2, 2005 included $1.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the second quarter, the Company’s cash value of life insurance decreased by 1%, creating expense of approximately $10,000. During the first half of fiscal 2005, the value increased by 3%, creating income of approximately $55,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 2, 2005, the end of the period covered by this report, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at April 2, 2005. There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2005, the Company awarded each non-employee director 1,000 shares of our common stock and an additional 1,000 and 500 shares, respectively, to the chairman of the board and chairman of the audit committee, for an aggregate of 8,500 shares valued at $88,400 (based on a price of $10.40 per share which was the closing price for the company’s common stock on the grant date of March 9, 2005).  These shares were issued as part of our non-employee directors' annual directors' fees for fiscal year 2005 pursuant to the company's 2005 Non-Employee Director Stock Plan.  The company believes the issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving a public offering because of the small number of issuees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2005 regarding the results of the Company's Annual Meeting of Shareholders held on February 10, 2005 is incorporated herein by reference.

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By:	/s/ Richard C. Coggins
Richard C. Coggins Chief Financial Officer

By:	/s/ James D. Ferguson
James D. Ferguson President and Chief Executive Officer

DATE: May 16, 2005