Form 10-Q
period 2005-07-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2005-08-16
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,611,768 shares as of 8/1/05

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Span-America Medical Systems, Inc.
Balance Sheets

	July 2,	October 2,
	2005	2004
	(Unaudited)	( Note)
Assets
Current assets:
Cash and cash equivalents	$872,471	$1,707,598
Securities available for sale	4,676,387	4,673,528
Accounts receivable, net of allowances of $341,000 at July 2, 2005 and $323,000 at October 2, 2004 (Note 2)	5,227,828	6,432,086
Inventories (Note 3)	3,370,196	2,717,573
Prepaid expenses and deferred income taxes	403,056	912,404
Total current assets	14,549,938	16,443,189

Property and equipment, net (Note 4)	7,179,940	6,184,786
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $1,027,765 (July 2, 2005 and October 2, 2004)	1,924,131	1,924,131
Other assets (Note 5)	2,649,631	2,362,819
	$26,303,640	$26,914,925

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,456,059	$2,570,352
Accrued and sundry liabilities	1,460,573	2,249,898
Total current liabilities	3,916,632	4,820,250

Deferred income taxes	776,000	776,000
Deferred compensation	875,036	899,283

Contingencies (Note 9)

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,611,768 at July 2, 2005 and 2,592,218 at October 2, 2004	707,015	557,856
Additional paid-in capital	19,297	19,297
Retained earnings	20,009,659	19,842,239
Total shareholders' equity	20,735,971	20,419,392
	$26,303,639	$26,914,925

See accompanying notes.

Note: The Balance Sheet at October 2, 2004 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net sales	$10,626,383	$11,900,531	$34,358,728	$36,277,879
Cost of goods sold	7,508,016	8,908,453	24,135,631	27,006,428
Gross profit	3,118,367	2,992,078	10,223,097	9,271,451

Selling and marketing expenses	1,742,017	1,664,287	5,480,299	5,153,006
Research and development expenses	323,795	176,928	888,130	509,301
General and administrative expenses	613,608	615,883	2,041,827	1,985,135
	2,679,420	2,457,098	8,410,256	7,647,442

Operating income	438,947	534,980	1,812,841	1,624,009

Non-operating income:
Investment income	36,287	15,505	79,127	44,642
Royalty income	111,802	131,849	381,968	429,665
Other	23,312	40,040	24,910	41,655
	171,401	187,394	486,005	515,962

Income before income taxes	610,348	722,374	2,298,846	2,139,971
Provision for income taxes	192,000	252,000	782,000	750,000
Net income	$418,348	$470,374	$1,516,846	$1,389,971

Net income per share of common stock (Note 7):
Basic	$0.16	$0.18	$0.58	$0.54
Diluted	$0.15	$0.17	$0.55	$0.51

Dividends per common share (1)	$0.040	$0.035	$0.520	$0.105

Weighted average shares outstanding:
Basic	2,611,768	2,588,322	2,601,321	2,575,520
Diluted	2,737,448	2,740,032	2,736,897	2,730,438

See accompanying notes.

(1)	Dividends for the nine-month period ended July 2, 2005 include a special dividend of $0.40 per share declared on December 7, 2004.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 2,	July 3,
	2005	2004
Operating activities:
Net income	$1,516,846	$1,389,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636,255	520,845
Provision for losses on accounts receivable	33,721	(39,930)
Increase in cash value of life insurance	(74,256)	(111,833)
Deferred compensation	(24,247)	(22,451)
Changes in operating assets and liabilities:
Accounts receivable	1,157,678	162,207
Inventory	(652,623)	(719,687)
Prepaid expenses and other assets	355,251	403,011
Accounts payable and accrued expenses	(798,671)	608,947
Net cash provided by operating activities	2,149,954	2,191,080

Investing activities:
Purchases of marketable securities	(2,000,000)	(1,500,000)
Proceeds from sale of marketable securities	2,010,000	978,636
Purchases of property, plant and equipment	(1,537,544)	(1,443,192)
Payments for other assets	(152,324)	(142,374)
Net cash used for investing activities	(1,679,868)	(2,106,930)

Financing activities:
Dividends paid (1)	(1,349,425)	(270,346)
Common stock issued upon exercise of options	44,212	144,265
Net cash used for financing activities	(1,305,213)	(126,081)

Decrease in cash and cash equivalents	(835,127)	(41,931)
Cash and cash equivalents at beginning of period	1,707,598	1,811,332
Cash and cash equivalents at end of period	$872,471	$1,769,401

See accompanying notes.

(1)	Dividends paid for the nine months ended July 2, 2005 include a special dividend of $1,037,507 paid in January 2005.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
July 2, 2005

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 2, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB reissued Statement of Financial Accounting Standards ("SFAS") No. 123 as SFAS No. 123R, "Share Based Compensation." Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. In addition, the adoption of SFAS No. 123R will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123R will be effective for the Company as of July 3, 2005, the beginning of the fourth quarter of fiscal 2005. The Company is currently evaluating the impact that adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows. (See Stock-Based Compensation below.)

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

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense related to stock options has been charged to operations. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 “Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income
As reported	$418,348	$470,374	$1,516,846	$1,389,971
Stock option expense, net of taxes	54,687	40,077	140,166	119,286
Pro forma	$363,661	$430,297	$1,376,680	$1,270,685

Basic net income per common share
As reported	$0.16	$0.18	$0.58	$0.54
Stock option expense, net of taxes	0.02	0.02	0.05	0.05
Pro forma	$0.14	$0.16	$0.53	$0.49

Diluted net income per common share
As reported	$0.15	$0.17	$0.55	$0.51
Stock option expense, net of taxes	0.02	0.01	0.05	0.04
Pro forma	$0.13	$0.16	$0.50	$0.47

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

2.	ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	July 2, 2005	Oct. 2, 2004

Trade accounts receivable	$5,569,245	$6,755,086
Allowance for doubtful accounts	(135,778)	(140,000)
Allowance for customer rebates	(205,639)	(183,000)
	$5,227,828	$6,432,086

3.	INVENTORIES

The components of inventories are as follows:

	July 2, 2005	Oct. 2, 2004

Raw materials	$2,362,960	$1,900,433
Finished goods	1,007,236	817,140
	$3,370,196	$2,717,573

4.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	July 2, 2005	Oct. 2, 2004

Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,307,101	4,041,391
Construction in process	1,217,772	130,000
Machinery and equipment	8,821,160	8,647,093
Furniture and fixtures	443,123	433,128
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	15,374,521	13,836,977
Less accumulated depreciation	8,194,581	7,652,191
	$7,179,940	$6,184,786

Construction in progress represented a new building addition as of July 2, 2005 and roof replacement on an existing building as of October 2, 2004.

5.	OTHER ASSETS

Other assets consist of the following:

	July 2, 2005	Oct. 2, 2004

Patents, net of accumulated amortization of $1,356,646 (July 2, 2005) and $1,262,781 (Oct. 2, 2004)	$752,191	$706,232
Cash value of life insurance policies	1,652,725	1,578,469
Other	244,715	78,118
	$2,649,631	$2,362,819

6.	PRODUCT WARRANTIES

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

Changes in the Company's product warranty liability for the nine months ended July 2, 2005 and July 3, 2004 are as follows:

	July 2, 2005	July 3, 2004

Accrued liability at beginning of period	$212,564	$141,723
Increases in reserve	35,175	15,200
Expenses	(13,918)	(1,346)
Accrued liability at end of period	$233,821	$155,577

7.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Numerator for basic and diluted earnings per share:
Net income	$418,348	$470,374	$1,516,846	$1,389,971

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,611,768	2,588,322	2,601,321	2,575,520
Effect of dilutive securities:
Employee stock options	125,680	151,710	135,576	154,918
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,737,448	2,740,032	2,736,897	2,730,438

Net income per share:
Basic	$0.16	$0.18	$0.58	$0.54
Diluted	$0.15	$0.17	$0.55	$0.51

8.	OPERATIONS AND INDUSTRY SEGMENTS

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
Net Sales:	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Medical	$6,745,817	$5,607,683	$20,956,826	$17,440,670
Custom products	3,880,566	6,284,016	13,401,902	18,828,377
Safety catheters	--	8,832	--	8,832
Total	$10,626,383	$11,900,531	$34,358,728	$36,277,879

Operating profit (loss):
Medical	$1,063,121	$827,136	$3,492,433	$2,274,923
Custom products	(162,385)	78,292	(21,645)	379,046
Safety catheters	(324,073)	(209,917)	(1,175,126)	(513,658)
Total	576,663	695,511	2,295,662	2,140,311

Corporate expense	(137,716)	(160,531)	(482,821)	(516,302)
Other income	171,401	187,394	486,005	515,962
Income before income taxes	$610,348	$722,374	$2,298,846	$2,139,971

Total sales by industry segment include sales to unaffiliated customers, as reported in the Company's statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9.	COMMITMENTS AND CONTINGENCIES

The Company is currently in the process of adding 58,000 square feet of manufacturing and storage space to its plant in Greenville, SC. The total cost of the expansion is expected to be approximately $2.6 million. As of July 2, 2005, the Company had incurred related project costs of approximately $1,200,000. (See Note 4.) The remaining cost of the project is expected to be financed from internally generated cash.

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

10.	SUBSEQUENT EVENT

On August 3, 2005, the Company's board of directors increased the regular quarterly dividend by 12.5% to $0.045 per share. The first dividend at the new rate will be paid on September 2, 2005 to shareholders of record on August 17, 2005.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2005 declined 11% to $10.6 million compared with $11.9 million in the third quarter of fiscal 2004. For the year to date in fiscal 2005, net sales decreased 5% to $34.4 million from $36.3 million in the same period last year. The changes in net sales for both the third quarter and year to date periods were primarily due to the partially offsetting trends of strong sales growth in the medical segment combined with substantial sales declines in the custom products segment.

Net income for the third quarter declined 11% to $418,000, or $0.15 per diluted share, compared with net income of $470,000, or $0.17 per diluted share, in the third quarter of fiscal 2004. The decline in earnings in the third quarter was mainly due to lower sales in the custom products segment and higher R&D expense in the medical and safety catheter segments. For the year to date in fiscal 2005, net income increased 9% to $1.5 million or $0.55 per diluted share, compared with $1.4 million or $0.51 per diluted share, in the same period last year. The increase in earnings resulted primarily from higher unit sales of PressureGuard® and Geo-Mattress® therapeutic mattresses for the medical market and a more profitable product mix as sales rose in the higher margin medical segment and fell in the lower margin custom products segment.

Sales in the medical segment grew 20% to $6.7 million in the third quarter of fiscal 2005 compared with $5.6 million in the same quarter last year. Medical sales represented 63% of total third quarter sales compared with 47% in the third quarter of fiscal 2004. Most of the sales growth in the medical segment came from our PressureGuard and Geo-Mattress product lines, which include specialty mattresses sold to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Sales of medical mattresses in the third quarter of fiscal 2005 were up 43% compared with the third quarter last year. Our PressureGuard APM mattresses sold primarily in the long term care market accounted for approximately 45% of the incraese in mattress sales. Higher volumes of private label mattress sold in the acute care market and a large order for Geo-Mattress products from a customer in the long term care market also contributed to the increase. In other medical product lines, sales of seating products fell by 4%, Selan® skin care products increased 7%, patient positioner sales were down by 19% and mattress overlays declined by 8%. The decline in patient positioners was due to lower export sales related to price increases. The drop in mattress overlays continues a long-term trend of customers switching from the use of mattress overlays to replacement mattresses.

For the year to date in fiscal 2005, medical sales rose 20% to $21.0 million from $17.4 million in the same period last year. The increase was driven almost entirely by higher unit volumes of mattresses which grew by 44% during the period. Higher mattress sales were partly offset by volume declines in overlays and positioners, which decreased by 14% and 13%, respectively, for the same reasons mentioned above. Our medical business has achieved solid growth for the year to date in fiscal 2005 primarily because of increased customer acceptance of our therapeutic mattresses particularly in the long term care market and the initial success of our private label mattresses in the acute care market. The combination of increasing medical mattress sales and declining overlay sales makes our total medical sales more volatile from quarter to quarter because mattresses are capital purchases with a longer selling cycle whereas overlays are generally consumable items where repeat orders are common. We expect medical sales in the fourth quarter to continue to grow at rates similar to those seen for the first three quarters of fiscal 2005.

In the custom products segment, sales declined by 38% to $3.9 million in the third quarter of fiscal 2005 compared with $6.3 million in the same period last year. Most of this decline resulted from lower volumes of consumer bedding products, which fell by 40% to $3.3 million compared to $5.5 million in the third quarter of fiscal 2004. Custom products sales for the year-to-date period were down 29% to $13.4 million compared with $18.8 million in the same period of fiscal 2004. The decline in consumer bedding sales resulted from increased competition in the mattress pad business, particularly from visco foam products, and in pillow products where a portion of the business was lost to a competing product produced in China. Our consumer bedding sales in the third quarter were also affected by an inventory adjustment at one of our major retail accounts. Following the close of the third quarter, we have seen orders from this customer return to normal levels. We expect sales of consumer bedding products for the fourth quarter of fiscal 2005 to be significantly lower than they were in the fourth quarter of last fiscal year. However, fourth quarter consumer sales should increase sequentially over third quarter levels due to seasonal promotions and some strengthening in our base business. We are working closely with our consumer products distributor, Louisville Bedding Company, to develop new sales programs and products that could stabilize or reverse the recent trend of declining consumer sales; however, there can be no assurance these efforts will be successful.

Sales of industrial products, which are also part of the custom products segment, declined by 27% to $578,000 during the third quarter as a result of an acquisition-related slowdown at one of our large industrial customers and the absence of a large one-time order that shipped in the third quarter of fiscal 2004. For the year to date in fiscal 2005 industrial sales were down 13% to $1.9 million compared with the same period last year. We expect sales of industrial products for the fourth quarter of fiscal 2005 to be slightly lower than the comparable period last year.

The Secure I.V. safety catheter was not offered for sale in the third quarter of 2005 pending completion of design enhancements. We began shipping market test samples of the product in the latter part of fiscal 2004. However, in late December 2004 we decided to delay the full release of Secure I.V. as a result of initial customer feedback that revealed the potential benefits of making three design improvements to the product. Consequently, we postponed further shipments of Secure I.V. while the design changes were made. We expect the design enhancements will improve the performance and marketability of Secure I.V., and we believe that making the changes at this early stage in the life cycle will give the product the best chance for future growth and success. Shortly after the end of the third quarter of fiscal 2005 the design changes and validation tests were completed. Consequently, we expect production and sales of Secure I.V. to begin in the fourth fiscal quarter. However, fourth quarter sales of Secure I.V. are not expected to be material.

Total expenses in the safety catheter segment increased 54% in the third quarter to $324,000 ($0.08 per diluted share after taxes) compared with $210,000 ($0.05 per diluted share after taxes) in the third quarter last year. The increased costs were primarily due to higher expenses for labor, scrapped material, engineering and product development related to design changes and production test runs. However, expenses related to Secure I.V. were lower in the third quarter of 2005 than in the previous two quarters of the fiscal year. Expenses in the safety catheter segment for the year to date in fiscal 2005 were $1.2 million compared with $514,000 in the same period for 2004 for the same reasons mentioned above. We believe that total expenses in the safety catheter segment for the fourth quarter of fiscal 2005 will be similar to third quarter levels and therefore higher than the comparable period in fiscal 2004. However, since the product is just emerging from a development phase, the timing and amount of expenses are difficult to accurately predict.

The Company’s gross margin percentage for the third quarter of fiscal 2005 rose to 29.3% compared with 25.1% in the same period last year. Our gross profit level in the third quarter increased 4% to $3.1 million. The gross margin percentage for the year-to-date of fiscal 2005 improved to 29.8% compared with 25.6% in the same period last year. The gross profit level for the year-to-date rose 10% to $10.2 million. The improvements in gross margin percentage and gross profit level for the quarter and year to date periods were due mainly to higher sales volume in the medical segment and a more profitable sales mix that consisted of higher medical sales and lower custom products sales. Medical sales typically have a higher gross margin than custom product sales because many of the Company’s medical products are patented and proprietary. We expect these gross margin trends to continue in the fourth quarter of fiscal 2005.

Selling and marketing expenses were up 5% in the third quarter of fiscal 2005 to $1.74 million compared with $1.66 million in the prior year. For the year-to-date in fiscal 2005, sales and marketing expenses were up 6% to $5.48 million compared with $5.15 million in the same period of fiscal 2004. The increases in both periods were due mainly to higher commissions, salaries and samples expense in the medical segment related to higher medical sales volume. Total sales and marketing expenses for the remainder of fiscal 2005 are expected to be similar to the quarterly levels seen in the first three quarters of this fiscal year.

Total research and development expenses for the third quarter of fiscal 2005 were $324,000 compared with $177,000 in the third quarter of fiscal 2004. Of the $147,000 increase, $41,000 occurred in the medical segment and was related to ongoing new product development efforts. The remaining $106,000 portion of the increase occurred in the safety catheter segment and was related to the design changes in Secure I.V. as discussed above. Total research and development expenses for the first three quarters of fiscal 2005 increased 74% to $888,000 compared with $509,000 in the same period last year. Research and development expenses for the year to date in fiscal 2005 included $574,000 in development costs for the Secure I.V. product line compared with $278,000 in the year-to-date of fiscal 2004. We expect that total research and development expenses for the fourth quarter of fiscal 2005 will be slightly less than third quarter levels.

General and administrative expenses remained almost level at $614,000 in the third quarter of fiscal 2005 compared with $616,000 in the third quarter last year. For the year to date, G&A expenses increased 3% to $2.0 million compared with the same period last year. For the quarter and year-to-date periods higher expenses for property and casualty insurance, salaries, and bad debts was largely offset by lower expenses for incentive compensation and professional fees. General and administrative expenses for fiscal 2005 are expected to be slightly higher than those of 2004.

Operating profit declined by 18% in the third quarter of fiscal 2005 to $439,000 compared with $535,000 in the third quarter last year due mainly to lower sales in the custom products segment and higher R&D costs in the medical and safety catheter segments. For the fiscal year to date, operating profit increased 12% to $1.8 million compared with $1.6 million in the same period last year. The increase for year to date was primarily caused by higher medical sales volume and a more profitable sales mix.

Non-operating income declined by 9% to $171,000 in the third quarter of fiscal 2005 from $187,000 in the same quarter last year primarily because of lower royalty income from the Safety-Lok®*  syringe product licensed to Becton, Dickinson and Company (BD). Royalty income declined 15% to $112,000 compared with $132,000 in the third quarter of fiscal 2004. Partly offsetting this decline was a 134% increase in investment income to $36,300 from $15,500 in the third quarter last year. The increase in investment income was caused by higher interest rates and higher average balances of marketable securities. For the year-to-date of fiscal 2005, non-operating income decreased by 6% to $486,000 compared with $516,000 in the same period last year. The decrease for the year to date period was caused by lower royalty income which was partially offset by higher investment income. The royalty income will end in December 2005 due to the expiration of the related patents, and no further royalty payments will be received after that date. Royalty income for the year to date in fiscal 2005 represented 17% of the Company’s total pre-tax income compared with 20% in the same period last year. Management expects total non-operating income for fiscal 2005 to be lower than 2004 levels.

*	Safety-Lok is a registered trademark of Becton, Dickinson and Company

Net income for the third quarter of 2005 decreased 11% to $418,000 or $0.15 per diluted share compared with $470,000 or $0.17 per diluted share in the same quarter of last year.  Net income for the year to date in fiscal 2005 increased 9% to $1.52 million or $0.55 a diluted share, compared with $1.39 million, or $0.51 a diluted share, in the year-to-date period of fiscal 2004. The year to date earnings increase was due primarily to higher sales volume in the medical segment and a more profitable sales mix.

During the year-to-date of fiscal 2005, the Company paid dividends of approximately $1.3 million or 89% of net income. These payments represented three regular quarterly dividends of $0.04 per share each and a special cash dividend of $0.40 per share paid on January 12, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $2.15 million during the first three quarters of fiscal 2005 compared with $2.19 million for the same period in fiscal 2004. The 2% decrease in operating cash flow was mainly due to reductions in accounts payable and accrued expenses partially offset by a 19% decrease in accounts receivable in fiscal 2005 compared to an increase in accounts payable during the comparable period in fiscal 2004. The reduction in trade accounts payable to date in fiscal 2005 is primarily related to the decline in custom products sales. The decline in accrued expenses for the year to date in fiscal 2005 was mainly due to lower incentive compensation accrual and payments of property taxes during the period.

The Company’s working capital decreased by $990,000 (9%) to $10.6 million during the nine months ended July 2, 2005 from $11.6 million at October 2, 2004. The decrease was mainly the result of (a) lower cash balances caused by dividend payments and capital expenditures and (b) reductions in accounts receivable related to lower custom products sales. The current ratio increased during the first three quarters of fiscal 2005 to 3.7 from 3.4 at October 2, 2004.

Accounts receivable, net of allowances, declined by $1.2 million (19%) to $5.2 million at the end of the third quarter of fiscal 2005 compared with $6.4 million at the end of fiscal 2004. The decrease in accounts receivable during the year-to-date of fiscal 2005 was due mainly to the decline in custom products sales and timing of customer payments received near the end of the third quarter. The average days sales outstanding in accounts receivable was 44 days for the year-to-date period in fiscal 2005 compared with 43 days for the same period in fiscal 2004. The increase in day’s sales outstanding was caused by the combination of lower custom products sales, higher medical sales and timing of customer payments received near the end of the comparable quarters. All of the Company's accounts receivable are unsecured.

Inventories increased by $653,000 (24%) to $3.4 million at the end of the third quarter of fiscal 2005 compared with $2.7 million at fiscal year end 2004. Approximately 52% of the increase was related to the safety catheter segment and the remaining portion was primarily for the medical segment. We expect inventory levels at fiscal year end 2005 to be similar to third-quarter-end levels.

Net property and equipment increased by $995,000 to $7.2 million at the end of the third quarter of fiscal 2005. The increase was due to year-to-date capital expenditures of $1.5 million partially offset by normal depreciation expense. Management expects that capital expenditures during fiscal 2005 will be higher than those of fiscal 2004 due to the expansion of the Company’s manufacturing plant in Greenville S.C. The Company is currently in the process of adding 58,000 square feet of manufacturing and storage space to its Greenville plant. The total cost of the expansion is expected to be approximately $2.6 million. As of July 2, 2005, the Company had incurred related project costs of approximately $1.2 million. The remaining cost of the project is expected to be financed from internally generated cash. The addition is expected to be completed by November 2005.

From time to time, the Company purchases forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment ordered by the Company. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to the Company’s results of operations or financial condition. The Company held no forward contracts on foreign currency as of July 2, 2005. We have not engaged in foreign currency transactions since fiscal year 2003. However, it is possible that we will do so again in fiscal 2006 due to anticipated purchases of equipment manufactured in Germany.

Other assets increased by $287,000 (12%) to $2.6 million during the year-to-date in fiscal 2005 compared with $2.4 million at fiscal year end 2004. The increase was due to outlays for patents, licensing rights, deposits for raw material purchases and an increase in the cash surrender value of life insurance policies.

The Company's trade accounts payable decreased by $114,000 or 4% compared with fiscal year end 2004 due to lower custom products sales. Accrued and sundry liabilities decreased by $789,000 or 35% compared with fiscal year end 2004 due primarily to lower accruals for incentive compensation and payments of property taxes.

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

IMPACT OF INFLATION

Inflation has been a moderate factor for the Company during the first three quarters of fiscal 2005. The Company received price increases on certain of its polyurethane foam raw materials on October 1, 2004, February 1, 2005, April 1, 2005, and May 16, 2005. We are attempting to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and other cost reduction efforts. However, because of market competition and annual pricing contracts, it is unlikely that we will be able to fully offset the higher costs through sales price increases alone. Consequently, the Company’s profit margin could be adversely affected to the extent that we are unable to pass these increased costs along to our customers or to otherwise offset cost increases. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers and Company purchase volumes. Consequently, it is difficult for the Company to accurately predict future changes in its foam raw material costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in two areas: short-term investments and cash value of life insurance. As of July 2, 2005, the Company held $4.7 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly or monthly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by the Company at any time with either seven or 35 days notice, depending on the terms of the bonds. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for a full year would increase or decrease after tax earnings by approximately $47,000.

In addition, the Company’s other assets at July 2, 2005 included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on the financial position of the Company. During the third quarter, the Company’s cash value of life insurance increased by 1%, creating income of approximately $16,000. During the year-to-date of fiscal 2005, the value increased by 4%, creating income of approximately $70,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 2, 2005, the end of the period covered by this report, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at July 2, 2005. There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Date: August 15, 2005