Form 10-K
period 2005-10-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2005-12-30
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 1, 2005 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 0-11392

SPAN-AMERICA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0525804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Commerce Center, Greenville, South Carolina	29615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(864) 288-8877

Securities Registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to section 12(g) of the Act:

Common stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $22,127,338.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 21, 2005 was 2,639,095.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 28, 2006 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company” or “Span-America”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include but are not limited to the “Risk Factors” listed in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission filings. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970. We manufacture and distribute a variety of polyurethane foam products for the medical and custom products markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners. We soon expanded our product lines to produce flat and convoluted foam mattress overlays for the wound care market primarily in acute care hospitals. Wound care products aid in the treatment or prevention of pressure ulcers and diabetic ulcers, commonly known as bed sores. In the late 1970's we also began producing foam products for industrial applications, primarily to utilize excess manufacturing capacity. In 1985, we introduced the patented Geo-Matt® mattress overlay in the health care market, which became one of the Company’s leading products. About the same time, we began selling the Sleep Cloud® line of convoluted foam mattress overlay products to consumer bedding retailers throughout the United States. This marked our entry into the consumer bedding market.

We entered the replacement mattress segment of the medical market in 1992 through the acquisition of Healthflex, Inc., which included the PressureGuard® II replacement mattress. We have since significantly expanded the PressureGuard mattress line and have added the Geo-Mattress® product line to provide a broad line of therapeutic replacement mattresses that are sold direct and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the Unites States and Canada.

In July 2002, we acquired certain assets of Vadus, Inc. which included primarily patents and equipment related to the design and production of the Secure I.V.® line of short peripheral intravenous catheters. The product line was in the development stage at the time of the acquisition. We have completed the initial development of the product line and are manufacturing and marketing it to health care providers in the United States. The safety catheter segment is a separate segment for financial reporting purposes.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the products in our medical segment are currently directed toward pressure management applications, and we are actively seeking to develop or acquire new products in this market segment. We also seek to further develop and manufacture consumer and industrial applications of our medical products. In addition, we intend to provide a line of intravenous catheters with unique features to fill a niche in the safety catheter market segment.

Our products are distributed primarily in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2005 were approximately $2.1 million or 4% of total net sales. The majority of our export sales occurred in Canada. See Note 17 in the Notes to Financial Statements included in Item 8 of this report.

We maintain a website at http://www.spanamerica.com. Our reports and other filings made with the Securities and Exchange Commission are available free of charge on the website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Industry Segment Data

Please see Note 17 in the Notes to Financial Statements included in Item 8 of this report for additional information on industry segment data.

Medical

Span-America’s principal medical products consist of therapeutic support surfaces (polyurethane foam mattress overlays, non-powered replacement mattresses, and powered replacement mattresses), patient positioners, and seating products. We market these products to all health care settings, including acute care hospitals, long term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 63% of total net sales in fiscal 2005, 47% of total net sales in 2004, and 51% of total net sales in 2003.

Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay. The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 6% of total net sales in fiscal 2005. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to developing pressure ulcers. Span-America's overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex replacement mattresses. The mattress overlays are designed for single patient use.

Our mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development of pressure ulcers and promote healing. Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the pressure that causes ulcers.

Therapeutic Mattresses. Span-America’s non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in our overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses often found in acute and long term care settings.

In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic replacement mattresses. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®. This product, which features raised perimeter bolsters for added patient safety, has been a significant contributor to overall Geo-Mattress sales. A second line extension, the Geo-Mattress Atlas®, was added in December 2000 to address the needs of obese patients.

Span-America’s more complex non-powered replacement mattresses consist of products from the PressureGuard® Series. The PressureGuard design was acquired through the acquisition of Healthflex, Inc. in February 1992. The original design combines a polyurethane foam shell and static air cylinders to form a replacement mattress that incorporates the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which we later used as the basis for powered versions (see below), was further refined through a complete technical upgrade of all PressureGuard components in November 1997. In conjunction with this upgrade, some models were renamed to better reflect their functions.

In addition to the non-powered, static PressureGuard Renew® (formerly PressureGuard II), we also offer the PressureGuard CFT®. This model incorporates patented design principles of constant force technology. The PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind.

Span-America’s powered therapeutic replacement mattresses consist of the remaining models in the PressureGuard Series. In November 1993, we received FDA 510(k) marketing approval for the PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system which is built into the mattress rather than being hung on the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but very effective alternating pressure mattress. The APM is targeted primarily at the long term care and home care markets. In 2000, we added a more feature-laden version of this mattress called the PressureGuard APM2. The APM2 products were further upgraded with new features in 2003, such as the addition of the Deluxe control unit. The APM2 gives the caregiver the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel. The APM2 represents our single largest medical product in terms of revenues.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss mattresses. The Easy Air incorporates several patent-pending design innovations which the company believes allow it to overcome common performance compromises inherent in competitive low-air-loss products. Additionally, the Easy Air was independently documented (see Ostomy/Wound Management, January 2003, Volume 49, Issue 1, pp. 32-42) to outperform all leading competitors at that time in controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long term care and, less commonly, in acute care settings. Following the government’s 1998 implementation of the Prospective Payment System of reimbursement, however, long term care facilities increasingly have elected to purchase these products outright through our distributors rather than continuing to rent them.

In fiscal 2004, we worked with Hill-Rom Company, Inc. to develop a private-label version of our PressureGuard CFT mattress to be sold under the Hill-Rom name primarily to acute care hospitals. Hill-Rom, a division of Hillenbrand Industries, is a major supplier of hospital beds and various other types of patient care equipment. Since the initial work in 2004, we have expanded the private label CFT line to include several other therapeutic mattresses with additional features designed to meet Hill-Rom’s needs. The PressureGuard CFT product line was our fastest growing group of mattresses in fiscal 2005. We also manufacture private-label mattresses for other customers on a case-by-case basis, depending on market conditions and customer interest.

During fiscal 2005, replacement mattresses and related products made up approximately 43% of total net sales.

Patient Positioners. Our specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 8% of our total net sales in fiscal 2005. This is our original product line and consists of over 300 different foam items which aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition. The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout the patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners. Our patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors.

Seating Products. Another product category in our medical segment consists of seating cushions and related seating products. Our offerings in this category can be subdivided into three main groups:

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

Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions. The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate our proprietary Geo-Matt anti-shearing surface.

Seating products accounted for approximately 3% of total net sales in fiscal 2005.

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company. The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are primarily sold in long term care and acute care settings. The license agreement with PJ Noyes was scheduled to expire in December 2005, but it has been renewed for an additional five-year term. Sales of skin care products accounted for approximately 2% of our total net sales in fiscal 2005.

Distributor Relationships. We sell our medical products to customers of varying sizes. The largest of these customers are medical products distributors who re-sell our products to acute care hospitals and long term care facilities throughout North America. During 2005, sales to the largest distributor of our medical products made up approximately 22% and sales to our four largest medical distributors made up approximately 59% of net sales in the medical segment. The loss of any one of these customers could have a material adverse effect on our business.

Custom Products

Span-America's custom products segment includes two major product lines: consumer bedding products and industrial foam products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. The consumer products are marketed to retailers through Louisville Bedding Company, a leading manufacturer and distributor of bedding products in North America. Louisville Bedding is the exclusive distributor of our consumer foam products pursuant to a distribution agreement between the companies, which expires in December 2006. The agreement is automatically renewed for successive three-year terms unless either party provides notice of their intent not to renew at least 60 days prior to the expiration date.

Our industrial product line consists primarily of foam packaging and cushioning materials. We also produce foam products that are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications. To date, most of our industrial sales have been in the flotation and specialty packaging segments of the custom products market. We currently have one full-time sales representative and several manufacturer’s representatives selling our industrial foam fabrication capabilities primarily in the southeastern United States. Our customers represent a wide variety of markets, including the sports equipment, automotive, photographic film, durable goods and electronics industries.

Custom products represented approximately 37% of our total net sales in fiscal 2005, compared with 53% in fiscal 2004 and 49% in fiscal 2003. In fiscal 2005, approximately 87% of our total custom products sales were distributed through Louisville Bedding Company. The loss of this relationship would have a material adverse effect on our business.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters. The acquired assets consisted primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter. The Secure I.V. has FDA 510(k) approval and is protected by 16 patents. The product line is currently being manufactured for Span-America by an unaffiliated contract manufacturing company. Net sales of Secure I.V. were less than 1% of total net sales in fiscal 2005. We operate this portion of our business as a separate business segment.

Since acquiring the assets of Secure I.V. we have completed the design and development of the product and have scaled up from prototype manufacturing to semi-automated production. Market test shipments of Secure I.V. began in late fiscal 2004. Based on initial feedback from customers, we decided in December 2004 to delay the full release of Secure I.V. in order to make three design enhancements to improve the product’s performance. By the fourth quarter of fiscal 2005, we had completed the design changes, testing and re-validation and re-introduced the product to the market. The product line is being marketed by a network of distributors who specialize in certain medical products, including intravenous catheters. We have a number of product evaluations currently ongoing at various locations throughout the United States. Sales to date have been minimal. The Secure I.V. segment is a new business unit for Span-America with little sales and production history. Consequently, there can be no assurance that these products will be successful in the market or that the segment will become profitable.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

Research and Development Expense

	2005	2004	2003
Medical	$407,000	$311,000	$255,000
Custom products	1,000	11,000
Safety catheters	733,000	364,000	301,000
Total R&D expense	$1,141,000	$686,000	$556,000

We expect research and development costs in fiscal 2006 to be lower than in 2005.

Competition

Medical. In the medical market segment, we face significant competition for sales of our foam mattress overlays. Probably the largest single source of competition for our mattress overlay products is from therapeutic replacement mattresses marketed by us and our competitors. Sales of overlays have been declining for several years as many customers have eliminated the need for mattress overlays by purchasing therapeutic replacement mattresses instead. However, once a customer has decided to purchase an overlay, the competition within the overlay market is primarily based on price and delivery for convoluted foam overlays and on price, product performance, quality and delivery for therapeutic overlays, e.g. the Geo-Matt overlay. Competition with respect to our Span-Aid patient positioners is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods, such as the use of pillows and other devices to position patients.

We believe that Span-America is among the top three nationwide suppliers of foam mattress overlays and patient positioners to the U.S. health care market. Our primary competitors in the overlay and positioner markets are the BioClinic division of Sunrise Medical, Inc., Kendall (a division of Tyco International) and Ehob, Inc.

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

The market for therapeutic replacement mattresses was developed principally during the 1990’s. Competitors include BG Industries (now owned by The Encompass Group), Gaymar Industries, Inc., Hill-Rom (a division of Hillenbrand Industries, Inc.), Kinetic Concepts, Inc., Invacare Corporation, Sunrise Medical, Inc., Direct Supply, Inc. and Medline Industries, Inc. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

Many of our competitors in the health care segment are larger and have greater resources than our Company. We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, and customer responsiveness.

Custom Products. In the custom products segment, we have encountered significant competition for our mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. Our primary competitors in this market are Sleep Innovations, Inc., Leggett and Platt, Inc., and E.R. Carpenter Company, all of which are larger and have greater resources than we do. We also have a number of competitors in the market for our industrial products, including SCA Packaging North America (formerly Tuscarora, Inc.) and UFP Technologies, Inc. These competitors are larger and have greater resources than we do. The competition for industrial foam products is largely based on price. In some instances, however, design and delivery capabilities are also important. We believe our competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, foam manufacturing and fabrication capabilities, low cost manufacturing processes, and customer responsiveness.

Within the last two years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China. Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products. It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam. Visco foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate. Because visco foam is more difficult to cut and shape than traditional foam, the visco mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs. Although we currently fabricate and sell visco foam products, it is more difficult for us to differentiate our products from competing products because of the current commodity-like nature of visco foam mattress pads. In addition, since visco foam is significantly more expensive and heavier than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products to the U.S. market.

Safety Catheters. Our Secure I.V. products compete in the protected short peripheral intravenous catheter marketplace. Three major companies, Medex, Inc. (acquired from Johnson and Johnson and subsequently acquired by Smiths Group plc), Becton Dickinson and Company, and B. Braun Medical, Inc. supply about 85% of this market. All of these companies have established national sales organizations and world-wide distribution networks. Their resources are greater than ours. We currently have distribution agreements with distributors in three distinct markets: acute care, alternate care and emergency medical services. Our emergency medical services distributor is a national distributor. The other distributors are regional but in combination offer national coverage.

We believe that Secure I.V.’s design offers a competitive advantage in that it allows for intravenous catheter insertions without the need for vein occlusion, which helps passively protect healthcare workers from exposure to blood-borne pathogens. However, potential customers may choose competing products over Secure I.V. because the competitors offer a wider range of custom variations for their safety catheters than we do for Secure I.V. In addition, the competitors are able to supply a wider variety of other medical devices to their customers. Because of design differences and economies of scale, competing devices are less costly to make.

Major Customers

We have a business relationship with Louisville Bedding Company to distribute our consumer foam products. Sales to Louisville Bedding during fiscal 2005 made up approximately 33% of our total net sales and approximately 87% of sales in the custom products segment.

We also have a business relationship with PSS World Medical, Inc. (“PSS”), to distribute certain of our medical foam products. Sales to PSS during fiscal 2005 made up approximately 14% of total net sales and approximately 22% of sales in the medical products segment.

See "Distributor Relationships" above and Notes 16 and 17 in the Notes to Financial Statements below for more information on major customers.

Seasonal Trends

 Some seasonality can be identified in certain of our medical and consumer foam products. However, the fluctuations have minimal effect on our operations because of offsetting trends among these product lines. We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

We hold 41 United States patents and 5 foreign patents relating to various components of our patient positioners, mattress overlays, and replacement mattresses for the medical segment. Additional patent applications have been filed. We believe that these patents are important to our business. However, while we have a number of products covered by patents, there are competitive alternatives available which are not covered by these patents. Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 8 years with additional patents pending. The PressureGuard patents have remaining lives ranging from 9 to 13 years with additional patents pending. The Span-Aids patents have remaining lives ranging from less than a year to 9 years.

As previously noted, in July 2002, we acquired assets related to the Secure I.V.® catheter product line of Vadus, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and five foreign patents, all of which are owned by Span-America. The mark “Secure I.V.” is also Span-America’s registered trademark. We have also filed additional patent applications.

We hold 37 federally registered trademarks and 17 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish in the medical and consumer segments. Other federal registration applications are presently pending. We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

Raw Materials and Backlog

Polyurethane foam and nylon/vinyl mattress covers and tubes account for approximately 80% of our raw materials. In addition, we use corrugated shipping cartons, polyethylene plastic packaging material and hook-and-loop fasteners. We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

During October 2005, we received notice from our largest foam suppliers that the price of polyurethane foam would increase significantly in early November 2005. The price increases were caused by hurricane damage in the Gulf Coast region, which affected the supply of chemicals used in manufacturing foam, and by the higher price of natural gas, which increased the cost of other chemicals used in manufacturing foam. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Financial Analysis” for more information on the recent price increases for polyurethane foam.

  As of October 1, 2005, we had unshipped orders of approximately $1.8 million, which represents a 76% increase compared to our backlog of $1.0 million at fiscal year end 2004. Most of the increase occurred in our medical products segment and was due to a large order for powered mattresses and one for seating products at fiscal year end 2005. Our order backlog fluctuates significantly from month to month. Consequently, the 76% increase in backlog at fiscal year end 2005 is not necessarily indicative of sales trends for the coming fiscal year. All orders in the current backlog are expected to be filled in the 2006 fiscal year.

Employees

We had 293 full-time employees as of October 1, 2005. Of these employees, six were officers, 19 were management personnel, 24 were administrative and clerical personnel, 23 were sales personnel, and 221 were manufacturing employees. We are not a party to any collective bargaining agreement and have never experienced an interruption or curtailment of operations due to labor controversy. We believe that our relations with our employees are good.

Supervision and Regulation

  The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration (the "FDA") of the marketing, manufacture, labeling, packaging and distribution of medical devices, including our products. These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports. In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with "good manufacturing practices" as required by the FDA and state regulatory authorities. We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from the Greenville, South Carolina plant. These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. The certification is subject to reassessment at six month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2005.

Environmental Matters

Our manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. We believe that we are in substantial compliance with applicable regulations. We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A. Risk Factors

Our sales volume and profit margins could be negatively affected by volatile pricing and supply conditions in the market for polyurethane foam caused by recent hurricane damage in the Gulf Coast region. We were notified in early October 2005 by our foam suppliers that prices for polyurethane foam, our largest volume raw material, would increase effective November 7, 2005 in the range of 10% to 37%, depending on the type of foam. Shortly thereafter, we were notified of an additional 10% surcharge to be placed on most types of foam effective October 24, 2005. The cost of polyurethane foam represented approximately 44% of our total cost of goods sold in fiscal 2005. So an increase in foam raw material costs that we are not able to offset could have a significant negative effect on our sales volume and profitability.

Foam cost increases of this magnitude are unprecedented in our industry. We believe the increases have both short-term and long-term components. The short-term component of the increase is caused by interruptions to the supply of TDI, a key chemical used in foam manufacturing. These supply problems were caused by recent hurricane damage in the Gulf Coast region, where a number of the chemical manufacturers are located. We believe the TDI problem will be resolved during the next three to six months as manufacturers return to normal operations. The longer-term component of the foam price increase is related to the price of polyol, another key chemical used in the production of foam. The price of polyol is related to natural gas prices, which have increased significantly during the last year. We expect the price of polyol to exert upward pressure on foam prices as long as natural gas prices remain high.

Our sales and earnings could decline as a result of our actions to increase sales prices in response to the unusually high raw material cost increases discussed above. We will attempt to offset these raw material cost increases by raising sales prices, changing product specifications, or other cost-saving efforts. As we raise our sales prices, particularly in the consumer market, we could lose sales volume if competitors are willing to offer our customers lower prices on similar products. If we lose sales volume, earnings could decline because of the loss of profitable sales and because our fixed costs might not decline as fast as revenues in the event of the loss of a large customer. In addition, pricing established in certain supply contracts could prevent us from immediately raising sales prices and therefore could result in a decline in profitability. We can offer no assurance that we will be able to fully offset the higher raw material costs.

Our earnings could be negatively affected by raw material cost increases other than those related to polyurethane foam as described above. Besides polyurethane foam, our other major raw material categories include nylon mattress covers, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated cartons. Raw materials are our single largest cost category in the business, representing approximately 71% of our total cost of goods sold in fiscal 2005. Cost increases in these raw materials could have a significant effect on earnings if we are unable to recover the higher costs through sales price increases or other means.

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. These supplier-customer relationships can generally be ended by either party with minimal notice. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2006. The agreement is automatically renewed for successive three-year terms unless either party provides notice of their intent not to renew at least 60 days prior to the expiration date. For more information on major customers and information on our business segments, see Notes 16 and 17 in the Notes to Financial Statements, Item 1. “Business - Industry Segment Data - Medical - Distributor Relationships” and “Business - Industry Segment Data - Custom Products.”

The Secure I.V. product line is just emerging from development stage and therefore involves greater risks and uncertainties than our more established product lines. We have recently completed design and development of the Secure I.V. safety catheter and have begun sales and marketing efforts for this new product line. At this early stage in the product’s life cycle, we cannot accurately predict the degree of success that Secure I.V. might achieve in the marketplace. Although our product has a unique design that to our knowledge is not available elsewhere in the market, we are competing against larger companies with more experience in the safety catheter market, well-established distribution channels and greater resources than Span-America. Consequently, it could take a significant amount of time and additional investment for Secure I.V. sales and earnings to have a meaningful impact on our operating results. We cannot offer assurance that Secure I.V. sales will become meaningful or that the safety catheter segment will become profitable. See “Impairment of Long-Lived Assets” in Management’s Discussion and Financial Analysis and Note 17 in the Notes to Financial Statements for more information on the safety catheter segment.

We currently have a sole source contract manufacturer for the Secure I.V. product line. The Secure I.V. product line is presently being manufactured for Span-America by a single unaffiliated company that specializes in contract manufacturing operations. Having a sole-source manufacturer for the Secure I.V. product line creates additional risks for the safety catheter segment that we do not have in our other segments. Since the products are manufactured by an unaffiliated company, we have somewhat less control over product costs, manufacturing efficiency and quality than we do for products manufactured directly by us. These risks are mitigated by the terms of our agreement with our supplier and by procedures put in place to ensure that the products meet necessary quality standards. Our agreement with the contract manufacturer expires in September 2007 but may be terminated by either party with 90 days notice under certain conditions as specified in the agreement. Our source of supply is also subject to risks related to the contract manufacturer, including management or strategic changes and property and casualty risks for an off-site location. If we were required to move our production equipment to another location, it could cause a delay in supplying our products to the market and additional expenses for moving, set-up and re-validation of the production line.

Our sales volume could decline as a result of competition from low-cost foreign imports. Within the last two years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports. In the medical segment, the number of low-cost, imported mattress products has increased in the last two years, but it has not yet had a significant impact on our medical business. We have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products and our customers, who are generally national retailers, are more likely to change suppliers to buy lower-cost products. Therefore, we could lose significant parts of our consumer bedding business if we are unable to compete effectively with low-cost imports.

Our business is subject to the loss of existing sales or slower growth rates due to the impact of competitive products and pricing. All three of our business segments operate in highly competitive market environments. For each of our product lines, there are a number of alternative products in the market with similar features and benefits offered by several competitors, some of whom have greater resources than Span-America.

Our medical business could lose sales volume or could have lower sales growth rates as a result of government reimbursement changes in the medical market. A number of our medical products are eligible for reimbursement by Medicare. We have no direct dealings with Medicare reimbursement, but our customers often submit reimbursement requests to Medicare. For example, we might sell therapeutic mattresses to a home health care dealer who in turn rents our mattresses to patients. Medicare reimburses the dealer for some or all of the patient’s rental cost. If Medicare reimbursement rates are reduced, the demand for our medical products that are covered by Medicare could also be reduced.

Certain of our medical products and all of our Secure I.V. products are classified as medical devices and are regulated by the FDA. These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports. In addition, our manufacturing facilities and those of our contract manufacturer for the Secure I.V. products are subject to periodic inspections by regulatory authorities and must comply with "good manufacturing practices" as required by the FDA and state regulatory authorities. Although we believe we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet the regulatory requirements.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own our principal office and manufacturing facility which is located in Greenville, South Carolina. This facility contains approximately 180,000 square feet used by the medical and custom products segments and is located on a 13-acre site. This includes a 58,000 square foot plant expansion undertaken in 2005 which was substantially completed on November 1, 2005. The addition will be used for manufacturing and storage purposes and replaced a 22,000 square foot storage building which we leased until October 31, 2005 at a cost of $7,700 per month.

We produce foam mattress overlays for the medical and consumer markets in a 40,000 square foot leased facility in Norwalk, California. Our lease expires on December 31, 2006 and provides for a rental rate of $18,657 per month, increasing annually to $20,198 per month.

We consider the South Carolina and California facilities to be suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

There are currently no pending or threatened legal claims against Span-America. However, from time to time we are a party to various legal actions arising in the normal course of business. We believe that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of our 2005 fiscal year.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on the National Market Tier of The NASDAQ Stock Market® under the symbol SPAN. As of October 1, 2005, there were 2,611,768 common shares outstanding. As of December 21, 2005, there were 233 shareholders of record and approximately 1,050 beneficial shareholders. The closing price of Span-America's stock on December 21, 2005 was $10.71 per share.

Selected quarterly stock price data is shown on the following table.

Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2005
High	$12.50	$13.70	$11.19	$12.95	$13.70
Low	10.42	10.00	8.62	8.81	8.62

For Fiscal 2004
High	13.72	14.97	13.99	13.68	14.97
Low	9.21	12.41	11.15	10.30	9.21

The Company has paid a regular quarterly cash dividend since January 1990. In July 2004, the Board increased the quarterly dividend to $0.04 per share from $0.035 per share. In December 2004, the Board declared a special cash dividend of $0.40 per share payable on January 12, 2005 to all shareholders of record on December 22, 2004. In July 2005, the Board increased the quarterly dividend to $0.045 per share from $0.04 per share. Future dividend payments will depend upon the Company's earnings and liquidity position.

In September 1994, the Board of Directors approved a resolution changing their annual Director’s compensation from cash to stock. Each non-employee Director receives 1,000 shares of Company common stock per year in lieu of annual cash compensation. As compensation for additional duties, the Chairman of the Board receives an additional 1,000 shares, and the Chairman of the Audit Committee receives an additional 500 shares of Company common stock per year. The following table sets forth information about unregistered shares of common stock issued in fiscal year 2005 to our non-employee Directors for their service as Directors. The shares issued in fiscal 2005 included 500 shares issued to a Director elected for an interim period that was served in 2004.

Issue Date	# Shares of Common Stock Issued	Fair Market Value on Issue Date ($ Per Share)	Aggregate Value

03/09/05	9,000	$10.33	$ 92,970

We did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2005	2004	2003	2002	2001
For the year:
Net sales	$48,439	$49,929	$41,575	$33,536	$29,075
Gross profit	14,713	12,691	11,134	10,175	8,910
Operating income	3,133	2,308	1,440	1,717	1,297
Net income	2,439	1,985	1,399	1,658	1,260
Cash flow from operations	2,589	2,812	1,147	1,486	2,362
Capital expenditures	2,405	1,997	1,647	559	461

Per share:
Net income:
Basic	$0.94	$0.77	$0.55	$0.66	$0.50
Diluted	0.89	0.73	0.53	0.64	0.50
Cash dividends declared	0.565	0.145	0.14	0.12	0.12

At end of year:
Working capital	10,638	11,623	10,814	11,058	9,844
Property and equipment - net	8,090	6,185	4,817	3,632	3,425
Total assets	28,666	27,098	24,156	22,076	20,328
Shareholders' equity	21,561	20,419	18,525	17,394	15,928
Book value per share	8.26	7.88	7.26	6.85	6.33
Number of employees	293	303	299	254	228

Key ratios:
Return on net sales	5.0%	4.0%	3.4%	4.9%	4.3%
Return on average shareholders' equity	11.6%	10.2%	7.8%	9.9%	8.2%
Return on average total assets	8.7%	7.7%	6.1%	7.8%	6.4%
Current ratio	3.0	3.3	3.5	4.2	4.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Span-America manufactures and markets a comprehensive selection of pressure management products for the medical market, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids®, Isch-Dish®, and Selan® products. We also manufacture consumer mattress pads and pillows for the retail bedding market and custom foam and packaging products for the industrial market. In addition, we have recently begun manufacturing and marketing the Secure I.V.® line of safety catheters for the short peripheral intravenous catheter market. We group these products into three business segments: medical, custom products and safety catheters. Our revenues, profits and cash flows are derived from the development, manufacture and sale of these products.

RESULTS OF OPERATIONS FISCAL 2005 VS. 2004

Summary
Net sales in fiscal 2005 decreased 3% to $48.4 million compared with $49.9 million in fiscal 2004. The decrease was the result of sales declines in the custom products segment that were not fully offset by strong sales growth in the medical segment. Sales in the custom products segment declined 32% to $18.1 million while sales in the medical segment rose by 30% to $30.3 million.

Net income rose 23% in fiscal 2005 to a record $2.4 million, or $0.89 per diluted share, compared with $2.0 million, or $0.73 per diluted share, in fiscal 2004. The increase in earnings resulted primarily from higher unit sales of PressureGuard® and Geo-Mattress® therapeutic surfaces for the medical market and a more profitable product mix, as sales rose in the higher margin medical segment and fell in the lower margin custom products segment.

Sales
Sales in our medical segment rose 30% to $30.3 million in fiscal 2005 compared with $23.3 million the previous year. The medical sales growth was led by our therapeutic support surfaces (or mattresses) which increased by 58% over 2004 levels. We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Increased sales of the PressureGuard CFT® mattresses, sold mostly in the acute care market, made up about half of the total growth in the medical segment. The PressureGuard APM® and Easy Air® powered therapeutic surfaces and the Geo-Mattress foam mattresses also made up a significant portion of our medical sales growth during the year. The APM, Easy Air and Geo-Mattress products are sold primarily in the long term care and home care sections of the medical market. In other medical product lines, sales of seating products increased 10%, Selan® skin care products rose by 9%, and patient positioners decreased by 9% due to lower export sales. Sales of overlays were down by 14%, continuing a long-term trend of customers switching to replacement mattresses from mattress overlays. Our medical business achieved solid growth in fiscal 2005 primarily because of increased customer acceptance of our therapeutic mattresses, particularly in the long-term care market, and the initial success of our private label mattresses in the acute care market. The combination of increasing medical mattress sales and declining overlay sales makes our total medical sales more volatile from quarter to quarter because mattresses are capital purchase items with longer selling cycles, whereas overlays are generally consumable items where repeat orders are common. We expect total medical sales to increase during fiscal 2006, but the rate of growth will likely be lower than that achieved in fiscal 2005.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market. Sales in the custom products segment declined 32% during fiscal 2005 to $18.1 million from $26.5 million in fiscal 2004. Most of the custom products 2005 sales decrease was due to lower unit volumes of pillows and Geo-Systems® mattress pads sold to major retailers through Louisville Bedding Company, our exclusive distributor for consumer foam products. Louisville Bedding is a leading manufacturer and distributor of bedding products in North America. Sales of consumer bedding products decreased 34% in 2005 to $15.6 million. The decline in consumer bedding sales resulted from increased competition in the mattress pad business, particularly from visco foam products, and in pillow products where a portion of our business was lost to a competing visco foam pillow manufactured in China. In addition, we lost a smaller part of our mattress pad business due to a customer switching from our branded products to a lower cost private-label version. We are working closely with Louisville Bedding to develop new sales programs and products that could stabilize or reverse the recent trend of declining consumer sales. However, we can give no assurance that these efforts will be successful. We expect consumer sales in fiscal 2006 to be similar to fiscal 2005 levels.

In the other part of the custom products segment, industrial sales declined by 14% to $2.5 million. The industrial sales decline was caused by the loss of business with several existing customers due to a temporary acquisition-related purchase slowdown by a large customer, a customer’s manufacturing operation being moved outside the United States, and pricing competition. We believe industrial sales in fiscal 2006 will be slightly higher than those of fiscal 2005.

In the safety catheter segment, sales were $6,000 as we recorded the first shipments of the redesigned Secure I.V. product line in the fourth quarter of fiscal 2005. The Secure I.V. safety catheter was not offered for sale in the first three quarters of fiscal 2005 pending the completion of design enhancements. We began shipping market test samples of the product in the latter part of fiscal 2004. However, in December 2004 we decided to delay the full release of the Secure I.V. as a result of initial customer feedback that revealed the potential benefits of making three design improvements to the product. The design improvements were completed in the fourth quarter of fiscal 2005, and we began limited shipments of the new products. We expect sales of Secure I.V. to increase in fiscal 2006, but the rate of increase is difficult to predict because it will depend on manufacturing speed and reliability, selling price, and the market’s acceptance of this new product. We continue to be optimistic about the future prospects for the safety catheter segment, but we do not expect the segment to be profitable in fiscal 2006. We believe the operating loss for the segment in fiscal 2006 will be less than that of fiscal 2005.

Gross Profit
Our gross profit level increased by 16% to $14.7 million during fiscal 2005 from $12.7 million in fiscal 2004. The gross profit margin percentage rose to 30.4% for fiscal 2005 compared with 25.4% for fiscal 2004. The increases in gross profit level and margin were due to higher sales volumes in the medical segment. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. We expect the gross margin percentage during fiscal 2006 to be slightly lower than that of fiscal 2005.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 11% to $7.7 million, or 15.8% of sales, in fiscal 2005 compared with $6.9 million, or 13.9% of sales, in fiscal 2004. Most of the increase occurred in the medical segment and was due to higher expenses for commissions, sales salaries and shipping costs. Selling and marketing expenses increased as a percent of sales primarily because of the decline in custom products sales during the year. We believe that total selling and marketing expenses for fiscal 2006 will increase over 2005 levels due to planned programs in the medical and safety catheter segments and expected future growth in the medical segment.

Total R&D expenses increased 66% to $1.1 million in fiscal 2005 compared with $686,000 in fiscal 2004. The majority of the increase occurred in the safety catheter segment and was related to new product development efforts for the Secure I.V. product line. R&D expense for the safety catheter segment in fiscal 2005 increased 102% to $733,000 compared with $364,000 in the prior year. The increased costs were primarily due to higher expenses for labor, scrapped material, engineering and product development related to design changes and production test runs. We expect R&D expenses for the safety catheter segment to decline in fiscal 2006 as we shift away from product development efforts toward sales and marketing activities. We consider safety catheters to be a separate reportable segment based on product type and distribution channels. See Note 17 in the Notes to Financial Statements for additional information on the safety catheter segment. We expect that total R&D expenses in fiscal 2006 will be less than those of 2005 because of the planned reduction in safety catheter development costs.

General and administrative expenses remained level at $2.8 million in fiscal 2005. Lower professional fees, incentive compensation and bad debt expenses were offset by higher costs for property and casualty insurance and administrative salaries. We expect general and administrative expenses for 2006 to be slightly higher than 2005 levels.

Operating profit increased 36% to $3.1 million compared to $2.3 million in fiscal 2004. The increase was primarily caused by higher medical sales volume and a more profitable product mix.

Non-Operating Income
Investment income increased by 11% to $113,000 in fiscal 2005 compared with $102,000 in fiscal 2004. The increase in investment income was the result of higher interest rates and slightly higher average balances of marketable securities in fiscal 2005.

Royalty income decreased 9% to $498,000 in fiscal 2005 compared with $545,000 in fiscal 2004 as a result of lower sales volume of the Safety-Lok® shielded syringe product licensed to Becton Dickinson and Company (BD). Our license agreement with BD will expire in December 2005 due to the expiration of the related patents. We expect to receive the final royalty payment from BD in February 2006.

Other non-operating income for 2005 included a $26,000 gain on the sale of manufacturing equipment. We expect total non-operating income for fiscal 2006 to be significantly lower than 2005 levels because of lower royalty income as described above.

Net Income and Dividends
Net income for fiscal 2005 increased 23% to $2.4 million, or $0.89 per diluted share, compared with $2.0 million, or $0.73 per diluted share, in fiscal 2004. The increase was due primarily to higher sales volume in the medical segment and a more profitable sales mix.

During fiscal 2005, we paid dividends of approximately $1.5 million, or 60% of net income, for the year. This amount represented three quarterly dividends of $0.04 per share, one quarterly dividend of $0.045 and one special dividend of $0.40 per share.

RESULTS OF OPERATIONS FISCAL 2004 VS. 2003

Summary
Net sales in fiscal 2004 increased 20% to $49.9 million compared with $41.6 million in fiscal 2003. The increase was the result of sales growth in our custom products and medical business segments. Custom products sales were up 31% to $26.5 million. Sales in the medical segment rose by 9% to $23.3 million.

Net income increased 42% in fiscal 2004 to $2.0 million, or $0.73 per diluted share, compared with $1.4 million, or $0.53 per diluted share, in fiscal 2003. Our increase in earnings resulted from higher sales volume, lower labor costs from manufacturing process improvements, and slower growth in selling and administrative expenses.

Sales
Sales in the custom products segment rose 31% during fiscal 2004 to $26.5 million from $20.2 million in fiscal 2003. Most of the 2004 sales increase in the custom products segment was due to higher unit volumes of pillows and Geo-Systems™ mattress pads sold to Wal-Mart and other major retailers through Louisville Bedding Company, our exclusive distributor for consumer foam products. Sales of consumer bedding products increased 36% in 2004 to $23.6 million. In the other part of the custom products segment, industrial sales declined by 1% to $2.9 million. The industrial sales decline was caused by the loss of business as some customers moved their manufacturing operations outside the United States.

Sales in our medical segment rose 9% to $23.3 million in fiscal 2004 compared with $21.3 million the previous year. The medical sales growth was led by our PressureGuard® and Geo-Mattress® therapeutic mattresses which increased by 17% over 2003 levels. Most of the mattress growth came from our PressureGuard® APM2®, CFT® and Geo-Mattress Wings® products. In other medical product lines, sales of patient positioners increased by 4%, seating products increased 9%, and Selan® skin care products rose by 5%. Sales of overlays were down by 3%, continuing a long-term trend of customers switching to replacement mattresses from mattress overlays.

In the safety catheter segment, sales were $59,000 as we recorded the first shipments of the new Secure I.V. ® product line in the third and fourth quarters of fiscal 2004.

Gross Profit
Our gross profit level increased by 14% to $12.7 million during fiscal 2004 from $11.1 million in fiscal 2003. The increase in gross profit level was due to higher sales volume and improved labor efficiencies. The gross profit margin percentage declined to 25.4% for fiscal year 2004 compared with 26.8% for fiscal 2003. The decline in gross margin percentage resulted from higher sales of consumer products in 2004 compared with 2003 as they carry lower margins than most of our medical products. The gross margin percentage in 2004 was also lowered slightly by new depreciation expense for Secure I.V. production equipment.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 7% to $6.9 million, or 13.9% of sales, in fiscal 2004 compared with $6.5 million, or 15.5% of sales, in fiscal 2003. Most of the increase occurred in the medical segment and was due to higher expenditures for shipping, incentive compensation, advertising and trade shows. In addition, marketing expense in the custom products segment increased in 2004 due to a special promotion program for consumer bedding products. Sales and marketing expenses declined as a percent of sales because most of our sales growth for fiscal 2004 came from the custom products segment, which has much lower selling and marketing expenses than the medical segment.

Total research and development expenses increased 23% to $686,000 in fiscal 2004 compared with $556,000 in fiscal 2003. The increase was nearly evenly divided between the medical and safety catheter segments and stemmed from new product development efforts in both segments. R&D expense for the safety catheter segment in fiscal 2004 increased 21% to $364,000 compared with $301,000 in fiscal 2003.

General and administrative expenses increased 3% to $2.8 million in fiscal 2004 from $2.7 million in 2003 due to higher property and casualty insurance costs and incentive compensation expense which was partly offset by lower professional fees and bad debt expense.

Non-Operating Income
Investment income increased by 21% to $102,000 in fiscal 2004 compared with $84,000 in fiscal 2003. The increase was the result of a $39,000 pre-tax gain on the sale of Prudential Financial common stock received through Prudential’s demutualization process. The gain was partially offset by a decline in investment income, which was the result of lower interest rates and a lower average balance of marketable securities in fiscal 2004.

Royalty income decreased 9% to $545,000 in fiscal 2004 compared with $598,000 in fiscal 2003 as a result of lower sales volume of the Safety-Lok® shielded syringe product licensed to Becton Dickinson and Company (BD).

Other non-operating income for 2004 also included a $12,000 loss on the retirement of certain equipment.

Net Income and Dividends
Net income increased 42% in fiscal 2004 to $2.0 million, or $0.73 per diluted share, compared with $1.4 million, or $0.53 per diluted share, in fiscal 2003. The increase in earnings resulted from higher sales volume, lower labor costs from manufacturing process improvements, and slower growth in selling and administrative expenses.

During fiscal 2004, we paid dividends of $374,000, or 19% of net income, for the year. This amount represented three quarterly dividends of $0.035 per share and one of $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES
We generated cash from operations of $2.6 million during fiscal 2005, which was an 8% decline compared with $2.8 million in fiscal 2004. The major factors contributing to the change in cash flow during the year were higher net income, increases in depreciation and amortization expense, and a decrease in prepaid expenses due mainly to a reduction in prepaid insurance caused by a change in the policy year. Those additions to cash flow were offset by a reduction in our net deferred tax liability, increases in accounts receivable and inventory due to higher sales levels, and the addition of inventory for the safety catheter segment.

Working capital decreased by $985,000 or 8%, to $10.6 million during fiscal 2005. The decline was caused by lower year-end balances of cash and marketable securities related to capital expenditures, a special dividend payment and the reduction in prepaid insurance expense as described above. Our working capital level was also affected by an increase in accounts payable associated with higher sales levels and an increase in income taxes payable due to increased earnings. Our current ratio decreased to 3.0 at October 1, 2005 from 3.3 at fiscal year end 2004.

Accounts receivable, net of allowances, increased 9% to $7.2 million at the end of fiscal 2005 compared with $6.6 million at the end of fiscal 2004. The majority of the increase resulted from higher sales in the medical segment particularly in the last two months of fiscal 2005 compared with the same period in fiscal 2004. The days sales outstanding (or average collection time), calculated using a 12-month average for accounts receivable balances, increased to 44 days in 2005 compared with 43 days in 2004. All of our accounts receivable are unsecured.

Inventory, net of reserves, increased by $499,000 (18%) to $3.2 million at October 1, 2005 compared with $2.7 million at October 2, 2004. Approximately $313,000 (63%) of the increase occurred in the safety catheter segment because of a January 2005 change in our contract manufacturing agreement that required us to begin carrying Secure I.V. inventory for the first time. The remaining part of the increase was due to higher raw material levels in the custom products and medical segments. Inventory turns for fiscal 2005 decreased to 11.4 times from 14.2 times in fiscal 2004 primarily because of the increase in safety catheter inventory. We expect inventory levels in fiscal 2006 to be slightly higher than those of fiscal 2005.

Net property and equipment increased by 31% during fiscal 2005. The change resulted from the combination of building and equipment purchases of $2.4 million partially offset by regular depreciation expense. Shortly after the close of fiscal 2005, we completed the addition of 58,000 square feet of manufacturing and storage space to our plant in Greenville, South Carolina. The total cost of the expansion was $2.6 million, but as of October 1, 2005 we had incurred related project costs of approximately $2.2 million because the building was approximately 85% complete at fiscal year end. We expect capital expenditures in fiscal 2006 to be significantly less than fiscal 2005 primarily because no building expansion is planned in 2006 and capital expenditures will be limited mainly to investments in new equipment.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we order. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the six to nine month period between the date the order is placed and the date of final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts as of October 1, 2005. We have not engaged in foreign currency transactions since fiscal year 2003. However, it is possible that we will do so again in fiscal 2006 due to anticipated purchases of equipment manufactured in Germany.

Our trade accounts payable increased 5% in fiscal 2005 to $2.7 million. The increase in payables was primarily the result of higher sales levels and associated purchases during the last two months of the fiscal year. Accrued and sundry liabilities increased by 10% during the year to $2.7 million compared with $2.4 million last year. The increase was mostly due to higher accruals for income taxes.

In December 2004, our board of directors declared a special cash dividend of $0.40 per share, or $1.0 million that was paid on January 12, 2005 to shareholders of record on December 22, 2004.

We believe that funds on hand and funds generated from operations are adequate to finance our operations and expected capital requirements during fiscal 2006. During early fiscal 2005, we renegotiated certain terms of the supply agreement with the contract manufacturer for our Secure I.V. product line. The new terms require us to pay approximately $8,200 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next six to 12 months, depending on actual production volume, and can be changed by the mutual agreement of both parties.

OFF-BALANCE-SHEET ARRANGEMENTS
We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commercial commitments at October 1, 2005 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes to in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases - Note 18	$308	$247	$61
Purchase obligations - Note 19	3,125	625	1,250	$1,250
Deferred compensation - Note 10	899	114	227	227	$331
Total contractual obligations	$4,332	$986	$1,538	$1,477	$331

IMPACT OF INFLATION AND COST OF RAW MATERIALS
Inflation was a moderate factor for our operations in fiscal 2005. We received price increases on certain of our polyurethane foam raw materials on October 1, 2004, February 1, 2005, April 1, 2005 and May 16, 2005. We recovered the majority of the cost of these increases by raising sales prices, improving manufacturing efficiencies and other cost reduction efforts. However, future increases in the cost of polyurethane foam will likely have a larger impact on the business in fiscal 2006 than we experienced in 2005.

As we announced on October 13, 2005, our largest foam suppliers notified us of price increases of 10% to 37%, depending on the type of foam, effective November 7, 2005. We were later notified of an additional 10% surcharge placed on most types of foam effective October 24, 2005. These increases have now occurred. We expect the price increases to affect both the supply of competitive products and the demand for products that include foam as a major raw material component. Based on conversations with our suppliers, we do not expect Span-America to be on allocation for any key foam raw materials. We believe that a portion of the higher foam costs will be a short-term problem since they are being caused by Gulf Coast hurricane-related disruptions in the supply of certain chemicals used in the foam manufacturing process. A portion of the price increases may be longer-term in nature since they are related to higher natural gas costs. We plan to raise our sales prices in tandem with the increased costs of foam, but we do not expect to recoup all of our higher raw material costs due to competition in certain markets and pricing established in certain contracts. At this point, we expect that the higher foam prices could reduce our earnings in fiscal 2006, but we cannot quantify the effect until we have some operating history with the increased costs, potential shifts in demand and related competitive factors.

CRITICAL ACCOUNTING POLICIES
This discussion and analysis of financial condition and results of operations is based on our financial statements which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations.

In addition to the accounting policies which are more fully described in the Notes to Financial Statements included in this report, we have identified the following critical accounting policies used in the preparation of our financial statements.

Allowance for Doubtful Accounts
Credit evaluations are undertaken to set credit limits for all customers. On a quarterly basis, we evaluate past due items in the accounts receivable listing and provide what we estimate to be adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of collectibility and may require additional provisions which would negatively impact our operating results. As of October 1, 2005, our provision for doubtful accounts represented approximately 1.6% of total accounts receivable, or $116,000.

Inventories
We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimated forecast of product demand and production. Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of October 1, 2005, our provision for excess and obsolete inventory represented approximately 12.7% of total inventories, or $469,000.

We began to carry Secure I.V. inventory in fiscal 2005. Since we have limited sales and production history for this new product line, our future estimates for Secure I.V. inventory reserves could be more volatile than those in our medical and custom products segments.

Warranty Obligations
We warrant certain of our products for a specific period of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results. Our actual warranty expense was $174,000 in fiscal 2005 and $157,000 in fiscal 2004. See Notes 7 and 8 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill
As required by SFAS No. 142, we evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit. For fiscal year end 2005, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of October 1, 2005, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets
“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value. As required by SFAS No. 144, we evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. To date, we have had no indicators of impairment for long-lived assets. However, our investment in the safety catheter business unit raises the possibility of a future impairment loss because the new business unit has little sales and production history and is just emerging from the development phase. We do not currently expect this segment to suffer impairment in the foreseeable future; however, we can offer no assurance to this effect. If the assets associated with the safety catheter segment became impaired, the impairment loss could be as much as the total assets of the safety catheter segment. (See Note 17 in the Notes to Financial Statements.) If such an event had occurred as of October 1, 2005, our assets and operating income would have been reduced by up to $3.0 million, and net income after taxes would have been reduced by up to $2.0 million, or $0.72 per diluted share, using the weighted average diluted shares outstanding at fiscal year end 2005. The actual amount of any future impairment loss could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

Present Value of Deferred Compensation
We are obligated to make fixed payments under a retirement agreement over the remaining life of Span-America’s founder as discussed in Note 10 “Deferred Compensation” in the Notes to Financial Statements. We have fully accrued the present value of the expected payments due over the executive’s estimated life expectancy. In calculating this present value we estimated an effective long-term interest rate of 8%. If actual long-term interest rates declined significantly and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results. As of October 1, 2005, we had recorded a deferred compensation liability of $980,000, including current and deferred portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by $62,000 and pre-tax income would be reduced by the same amount.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance. As of October 1, 2005, we had short-term investments of $4.1 million which were classified as available for sale. Included in these short-term investments are approximately $3.9 million of high quality and highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank and are therefore highly rated. The interest rate on the bonds is a floating rate which is reset weekly by the re-marketing agent based on market rates for comparable securities. We can liquidate the bonds at any time with a settlement date of five to seven days after the trade date. Using the level of securities available for sale at fiscal year end 2005, a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $39,000.

Our $4.1 million in short-term investments at fiscal year end also included approximately $170,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at October 1, 2005 include $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies which are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended October 1, 2005, cash value of life insurance increased by 6.4%, creating after-tax income of approximately $90,000.

Item 8. Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Financial Statements

October 1, 2005

Contents

Report of Independent Registered Public Accounting Firm	30

Financial Statements
Statements of Income	31
Balance Sheets	32
Statements of Changes in Shareholders’
Equity and Other Comprehensive Loss	33
Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of October 1, 2005 and October 2, 2004 and the related statements of income, changes in shareholders’ equity and other comprehensive loss, and cash flows for each of the years in the three year period ended October 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc., as of October 1, 2005 and October 2, 2004 and the results of its operations and its cash flows for each of the years in the three year period ended October 1, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina
November 2, 2005

Statements of Income

	Years Ended
	October 1,	October 2,	September 27,
	2005	2004	2003

Net sales	$48,439,310	$49,929,129	$41,574,603
Cost of goods sold	33,725,836	37,238,586	30,440,681
Gross profit	14,713,474	12,690,543	11,133,922

Selling and marketing expenses	7,656,876	6,924,720	6,455,468
Research and development expenses	1,141,198	686,413	556,421
General and administrative expenses	2,781,951	2,771,205	2,682,221
	11,580,025	10,382,338	9,694,110

Operating income	3,133,449	2,308,205	1,439,812

Non-operating income (expense):
Investment income	113,342	101,958	84,046
Royalty income	497,516	545,072	597,687
Other	29,600	(8,326)	(7,751)
	640,458	638,704	673,982

Income before income taxes	3,773,907	2,946,909	2,113,794
Provision for income taxes (Note 12)	1,335,000	962,000	715,000
Net income	$2,438,907	$1,984,909	$1,398,794

Earnings per share of common stock (Note 13)
Net income:
Basic	$0.94	$0.77	$0.55
Diluted	$0.89	$0.73	$0.53

Dividends per share of common stock	$0.565	$0.145	$0.14

Weighted average shares outstanding:
Basic	2,603,932	2,579,451	2,544,882
Diluted	2,739,149	2,731,873	2,659,699

See accompanying notes.

Balance Sheets
	October 1,	October 2,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$894,386	$1,707,598
Securities available for sale (Note 2)	4,106,326	4,673,528
Accounts receivable, net of allowances of $116,000
(2005) and $140,000 (2004)	7,232,522	6,615,086
Inventories (Note 3)	3,216,483	2,717,573
Prepaid expenses and deferred income taxes	557,172	912,404
Total current assets	16,006,889	16,626,189

Property and equipment, net (Note 4)	8,089,511	6,184,786
Goodwill, net of accumulated amortization of
$1,027,765 (2005 and 2004) (Note 5)	1,924,131	1,924,131
Other assets (Notes 5 and 6)	2,645,314	2,362,819
	$28,665,845	$27,097,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,704,100	$2,570,352
Accrued and sundry liabilities (Note 7)	2,664,618	2,432,898
Total current liabilities	5,368,718	5,003,250

Deferred income taxes (Note 12)	869,000	776,000
Deferred compensation (Note 10)	866,750	899,283
Total liabilities	7,104,468	6,678,533

Commitments and contingencies (Note 19)

Shareholders' equity (Notes 11 and 13)
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,611,768
(2005) and 2,592,218 (2004)	707,016	557,856
Additional paid-in capital	41,882	19,297
Retained earnings	20,814,191	19,842,239
Accumulated other comprehensive loss	(1,712)
Total shareholders' equity	21,561,377	20,419,392
	$28,665,845	$27,097,925

See accompanying notes.

Statements of Changes in Shareholders' Equity and Other Comprehensive Loss
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at September 28, 2002	2,538,870	$196,340	$8,527	$17,188,799	$-	$17,393,666

Net income for the 2003 fiscal year				1,398,794		1,398,794
Common stock issued to Directors	8,000	64,000				64,000
Common stock issued on
exercise of stock options	5,284	23,641				23,641
Tax benefits for stock options exercised			1,508			1,508
Cash dividends paid or declared
($0.14 per share)				(356,268)		(356,268)
Balance at September 27, 2003	2,552,154	283,981	10,035	18,231,325	-	18,525,341

Net income for the 2004 fiscal year				1,984,909		1,984,909
Common stock issued to Directors	8,500	114,750				114,750
Common stock issued on
exercise of stock options	31,564	159,125				159,125
Tax benefits for stock options exercised			9,262			9,262
Cash dividends paid or declared
($0.145 per share)				(373,995)		(373,995)
Balance at October 2, 2004	2,592,218	557,856	19,297	19,842,239	-	20,419,392

Net income for the 2005 fiscal year				2,438,907		2,438,907
Other comprehensive loss for
the 2005 fiscal year					(1,712)	(1,712)
Common stock issued to Directors	9,000	92,970				92,970
Common stock issued on
exercise of stock options	10,550	56,190				56,190
Tax benefits for stock options exercised			11,566			11,566
Stock option compensation expense			11,019			11,019
Cash dividends paid or declared
($0.565 per share)				(1,466,955)		(1,466,955)
Balance at October 1, 2005	2,611,768	$707,016	$41,882	$20,814,191	$(1,712)	$21,561,377

See accompanying notes.

Statements of Cash Flows

	Years Ended
	October 1,	October 2,	September 27,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$2,438,907	$1,984,909	$1,398,794
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	715,706	618,559	449,844
Amortization	128,769	98,449	77,203
Provision (recovery) for losses on accounts receivable	34,263	(6,830)	86,884
Provision for deferred income taxes	(122,434)	385,262	107,508
(Gain) loss on sale and disposal of property and equipment	(26,246)	11,596	10,864
Increase in cash value of life insurance	(101,233)	(121,464)	(126,809)
Deferred compensation	(32,533)	(30,124)	(27,892)
Stock compensation expense	11,019
Changes in operating assets and liabilities:
Accounts receivable	(671,343)	(669,888)	(1,076,820)
Inventory	(498,910)	(178,248)	(580,937)
Prepaid expenses and other assets	457,496	(80,334)	(123,123)
Accounts payable and accrued expenses	255,402	799,651	951,487
Net cash provided by operating activities	2,588,863	2,811,538	1,147,003

INVESTING ACTIVITIES:
Purchases of marketable securities	(3,719,866)	(1,800,000)
Proceeds from sales of marketable securities	4,305,000	1,273,636	1,705,000
Purchases of property and equipment	(2,405,418)	(1,997,491)	(1,647,291)
Proceeds from sale of property and equipment	26,246		1,000
Payments for other assets	(185,295)	(165,237)	(147,586)
Net cash used for investing activities	(1,979,333)	(2,689,092)	(88,877)

FINANCING ACTIVITIES:
Dividends paid	(1,466,955)	(373,995)	(356,268)
Common stock issued upon exercise of options	44,213	147,815	14,175
Net cash used for financing activities	(1,422,742)	(226,180)	(342,093)

(Decrease) increase in cash and cash equivalents	(813,212)	(103,734)	716,033
Cash and cash equivalents at beginning of year	1,707,598	1,811,332	1,095,299
Cash and cash equivalents at end of year	$894,386	$1,707,598	$1,811,332

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
October 1, 2005

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business
The Company manufactures and distributes replacement mattresses, mattress overlays, patient positioners, seating cushions, and skin care products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada. In addition, the Company has recently begun manufacturing and marketing the Secure I.V. line of intravenous catheters to the health care market in North America. The catheter product line was acquired in early development stage in 2002.

Cash and Cash Equivalents
The Company considers all cash equivalents to be highly liquid investments with a maturity when purchased of three months or less. Depending on market conditions, the Company may maintain a centralized cash management program whereby its excess cash balances are invested in commercial paper and are considered cash equivalents. Cash balances in the Company’s accounts usually exceed federally insured limits.

Accounts Receivable
The Company provides credit in the normal course of business and performs ongoing credit evaluations on certain of its customers, but generally does not require collateral to support such receivables. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Account balances are charged against the allowance after all collection efforts have been exhausted and potential for recovery is considered remote.

Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment
Property and equipment is stated at cost. Maintenance, repairs, and minor replacements that do not improve or extend the useful lives of assets are expensed when incurred. Depreciation is computed using the straight-line method. Estimated useful lives for buildings and land improvements range from 15 to 35 years. The estimated useful lives of all other property and equipment range from 3 years to 15 years. For income tax purposes, substantially all depreciation is computed using accelerated methods.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use. In December 2004, the Company signed a letter of intent with a construction company to expand the Greenville, SC plant by 58,000 square feet at a planned cost of $2.6 million. As of October 1, 2005, the Company had incurred expansion-related costs of approximately $2.2 million. The balance in construction in progress as of October 2, 2004 represented a roof replacement in process. (See Note 4.)

Intangibles
Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Goodwill, costs in excess of the fair value of net assets, acquired from two separate acquisitions, is accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” See Note 5. Accumulated amortization of intangible assets at October 1, 2005 and October 2, 2004 was approximately $2,419,000 and $2,291,000, respectively. The Company reviews annually the recoverability of the carrying value of these assets in accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Revenue Recognition
Revenue is recognized by the Company when goods are shipped and title passes to the customer. There are no customer acceptance provisions, and the right to return exists only in cases of damaged product, non-compliance with customer specifications or warranty claims.

The Company has applied the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101.

Advertising Costs
Advertising costs are expensed as incurred.

Shipping and Handling Costs
Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,516,000 in 2005, $1,445,000 in 2004 and $1,365,000 in 2003.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, securities available for sale, accounts receivable, cash value of life insurance, accounts payable, and debt approximate their fair values. The fair values of the Company’s securities available for sale are based on quoted market prices when available, or quoted market prices of financial instruments with similar characteristics.

Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period in accordance with SFAS No. 128, “Earnings Per Share.” (See Note 13).

Stock-Based Compensation
"During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R “Share-Based Payment”, which requires the Company to measure and recognize compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective method. Total compensation expense for share-based payment arrangements for fiscal 2005 was $11,000.

Prior to adopting SFAS No. 123R, the Company accounted for stock options under APB No. 25. Accordingly, no compensation expense was charged to operations in previous fiscal years. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 “Accounting for Stock Based Compensation,” the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below:

	2005	2004	2003
Net income
As reported	$2,438,907	$1,984,909	$1,398,794
Add stock-based employee compensation
expense included in reported net income,
net of taxes	11,019
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all
awards, net of taxes - after adoption of SFAS 123R	(11,019)
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all
awards, net of taxes - prior to adoption of SFAS 123R	(140,166)	(156,594)	(144,391)
Pro forma	$2,298,741	$1,828,315	$1,254,403

Basic net income per common share
As reported	$0.94	$0.77	$0.55
Stock option expense, net of taxes	0.05	0.06	0.06
Pro forma	$0.88	$0.71	$0.49

Diluted net income per common share
As reported	$0.89	$0.73	$0.53
Stock option expense, net of taxes	0.05	0.06	0.06
Pro forma	$0.84	$0.67	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2005, 2004, and 2003, respectively: risk-free interest rates of 4.08%, 4.14%, and 3.26%; dividend yields of 1.5%, 1.1%, and 1.6%; volatility factors of the expected market price of the Company's common stock of 32.3%, 38.9%, and 38.4%; and a weighted average expected life of the option of eight years for all three periods.

Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to September 30. Fiscal years 2005 and 2003 were 52-week years. Fiscal year 2004 was a 53-week year. Fiscal year 2006 will be a 52 -week year.

Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions planned for the future, the estimates may ultimately differ from actual results.

Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its future financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB No. 29”. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on its future financial statements.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation in the accompanying financial statements. These reclassifications had no effect on previously reported results of operations or retained earnings.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $1,712 during fiscal year 2005. The Company had no unrealized holding gains or losses during fiscal years 2004 or 2003.

	2005	2004
Variable rate demand notes	$3,938,171	$4,673,528
Preferred stocks	168,155
	$4,106,326	$4,673,528

3. INVENTORIES

	2005	2004
Raw materials	$2,412,803	$1,900,433
Finished goods	803,680	817,140
	$3,216,483	$2,717,573

4. PROPERTY AND EQUIPMENT

	2005	2004
Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	4,317,011	4,041,391
Construction in progress	2,233,042	130,000
Machinery and equipment	8,624,238	8,647,093
Furniture and fixtures	427,175	433,128
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	16,186,831	13,836,977
Less accumulated depreciation	8,097,320	7,652,191
	$8,089,511	$6,184,786

5. GOODWILL AND OTHER INTANGIBLES

As of October 1, 2005, the Company had goodwill (net of accumulated amortization) of $1,924,131 and patents and trademarks (net of accumulated amortization) of $762,757. All goodwill is part of the medical segment. Patents and trademarks are part of the medical and safety catheter segments. The Company has re-assessed the useful lives of goodwill and patents and trademarks. Goodwill was determined to have an indefinite useful life. Amortization of goodwill ceased on September 29, 2001 as a result of the Company’s adoption of SFAS No. 142 at the beginning of fiscal year 2002. The useful lives of individual patents and trademarks were reviewed and no material changes were required. No impairment losses were recorded on the Company’s intangible assets as a result of the adoption of SFAS No. 142 based on the goodwill impairment test.

Amortization expense for patents and trademarks during fiscal years 2005, 2004 and 2003 was $128,769, $98,449 and $77,203, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated
Amortization
Fiscal years	Expense
2006	$107,211
2007	80,370
2008	77,750
2009	75,950
2010	73,782

6. OTHER ASSETS

	2005	2004
Patents and trademarks, net of accumulated amortization
of $1,391,551(2005) and $1,262,781 (2004)	$762,757	$706,232
Cash value of life insurance policies	1,679,703	1,578,469
Other	202,854	78,118
	$2,645,314	$2,362,819

7. ACCRUED AND SUNDRY LIABILITIES

	2005	2004
Salaries and other compensation	$1,347,808	$1,343,908
Federal and state income taxes	333,889	123,952
Payroll taxes accrued and withheld	111,638	128,926
Property taxes	144,800	129,054
Medical insurance	77,850	155,462
Warranty reserve	243,477	212,564
Vendor rebates	221,030	183,000
Customer deposits	141,016	119,326
Other	43,110	36,706
	$2,664,618	$2,432,898

8. PRODUCT WARRANTIES

The Company offers warranties of various lengths to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for covered products, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any recent warranty trends that have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary.

Changes in the Company’s product warranty liability for the years ended October 1, 2005 and October 2, 2004 are as follows:

	2005	2004
Accrued liability at beginning of year	$212,564	$141,723
Increases in reserve	204,613	228,241
Expenses	(173,700)	(157,400)
Accrued liability at end of year	$243,477	$212,564

9. BORROWINGS

The Company paid no interest expense during fiscal years 2005, 2004, or 2003.

10. DEFFERRED COMPENSATION

The Company is obligated to make fixed payments of approximately $114,000 per year to its founder and former chief executive officer pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife's remaining life, if she survives him. The Company has fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. The Company recognized expenses of approximately $81,000 in 2005, $83,000 in 2004, and $86,000 in 2003 related to this agreement. An 8% discount rate was used in measuring the present value of the Company's deferred compensation obligation.

11. SHAREHOLDERS’ EQUITY

In March 1997, the Board adopted the 1997 Stock Option Plan (“1997 Plan”). The 1997 Plan authorized the Board to grant options to key officers and employees of the Company for up to 200,000 shares of the Company's common stock. Options granted under the 1997 Plan are generally granted at the fair market value on the date of grant. These options become exercisable and vested at the greater of 1,000 shares per year or 20% of the grant. Vested options expire 10 years from the date of grant for continuing employees, or three months after termination for employees who leave the Company.

In November 1991, the Board adopted the 1991 Stock Option Plan (“1991 Plan”). The 1991 Plan authorized the Board to grant options of up to 200,000 shares of the Company's common stock to officers and key employees and 50,000 shares to directors who are neither officers nor employees of the Company. All other terms and conditions of the 1991 Plan are similar to the 1997 Plan. The 1991 Plan was terminated on November 7, 2001. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1991 Plan.

In March 1987, the Board of Directors adopted the 1987 Stock Option Plan (“1987 Plan”). The 1987 Plan authorized the Board to grant options of up to 200,000 shares of the Company's common stock to officers and key employees of the Company. All other terms and conditions of the 1987 Plan are similar to the 1997 Plan. The 1987 Plan was terminated on March 31, 1997. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1987 Plan.

A summary of activity under the Company’s three stock option plans is as follows.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 9/28/02	121,950	273,000	$5.01	239,400	$4.99

Fiscal Year 2003
Granted	(28,250)	28,250	7.97
Exercised		(3,000)	4.73
Forfeited	3,000	(3,000)	8.38
Forfeitures terminated	(3,000)		8.38
Balance at 9/27/03	93,700	295,250	5.26	263,850	5.13

Fiscal Year 2004
Granted	(23,750)	23,750	13.58
Exercised		(29,500)	5.01
Forfeited
Forfeitures terminated
Balance at 10/2/04	69,950	289,500	5.97	267,800	5.70

Fiscal Year 2005
Granted	(25,000)	25,000	11.85
Exercised		(9,200)	4.79
Forfeited
Forfeitures terminated
Balance at 10/1/05	44,950	305,300	$6.48	291,300	$6.29

A summary of stock options outstanding and exercisable at fiscal year end 2005 is shown below.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 3.55 - $ 4.91	116,800	$4.11	2.5	114,800	$4.09
5.41 - 7.97	139,750	6.30	4.5	137,750	6.28
11.85 - 13.58	48,750	12.69	8.9	38,750	12.84
$ 3.55 - $13.58	305,300	$6.48	4.4	291,300	$6.29

The Board of Directors adopted a stock purchase incentive plan in February 2000. The 2000 Restricted Stock Plan was created to encourage management employees of the Company to purchase and hold the Company's common stock. Plan benefits are paid in shares of the Company’s common stock. Benefits earned and accrued under the plan were $13,392 in 2005, $11,977 in 2004, and $11,310 in 2003. The Company issued stock valued at $11,977 in 2005, leaving a vested balance of $13,392 at October 1, 2005.

In March 1997 the Board of Directors approved the 1997 Long-Term Incentive Stock Option Plan for certain executives of the Company based on achievement of specified financial goals by fiscal year end 1999. As of October 1, 2005, the Company has accrued compensation expense of $23,150 related to this plan.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of October 1, 2005 and October 2, 2004 are as follows:

	2005	2004
Deferred tax liabilities:
Depreciation	$1,171,000	$1,083,000
Other	10,000	172,000
Total deferred tax liabilities	1,181,000	1,255,000

Deferred tax assets:
Deferred compensation	312,000	304,000
Accrued expenses	320,000	303,000
Intangible assets		3,000
Inventory	106,000
Other	38,000	106,000
Total deferred tax assets	776,000	716,000
Net deferred tax liabilities	$405,000	$539,000

The Company made income tax payments, net of refunds, of approximately $974,000, $617,000, and $782,000 in fiscal years 2005, 2004, and 2003, respectively.

Federal and state income tax provisions consist of the following:

	2005	2004	2003
Current:
Federal	$1,357,000	$443,000	$541,000
State	112,000	90,000	52,000
	1,469,000	533,000	593,000
Deferred:
Federal	(133,000)	425,000	111,000
State	(1,000)	4,000	11,000
	(134,000)	429,000	122,000
Income tax expense	$1,335,000	$962,000	$715,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:

	2005	2004	2003
Computed tax at the statutory rate	$1,283,000	$1,002,000	$719,000
Increases (decreases):
State income taxes, net of federal tax benefit	74,000	62,000	42,000
Tax-exempt investment income	(36,000)	(18,000)	(22,000)
Extraterritorial income exclusion	(18,000)	(24,000)	(9,000)
Officer's life insurance	(31,000)	(38,000)	(43,000)
Other, net	63,000	(22,000)	28,000
Income tax expense	$1,335,000	$962,000	$715,000

13. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock in accordance with SFAS No. 128.

	2005	2004	2003
Numerator for basic and diluted
earnings per share:
Net income	$2,438,907	$1,984,909	$1,398,794

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,603,932	2,579,451	2,544,882
Effect of dilutive securities:
Employee and board stock options	135,217	152,422	114,817
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,739,149	2,731,873	2,659,699

Net income per share:
Basic	$0.94	$0.77	$0.55
Diluted	$0.89	$0.73	$0.53

14. EMPLOYEE BENEFITS AND INCENTIVE PLANS

The Company has an employee savings and investment plan (401(k) plan) available to employees meeting eligibility requirements. The Company matches a percentage of the employee contributions, with certain limitations. Contributions by the Company amounted to approximately $164,000, $158,000, and $144,000 for the 2005, 2004, and 2003 fiscal years, respectively.

15. RELATED-PARTY TRANSACTIONS

The Company paid approximately $138,000 in 2004, and $102,000 in 2003 in legal fees to a firm having a member who was also a director of the Company until July 2004.

16. MAJOR CUSTOMERS

The Company has a business relationship with a customer to distribute certain of its medical products to hospitals and other treatment facilities throughout the United States. Sales generated by this customer amounted to approximately 13% of total sales in 2005, 8% in 2004, and 7% in 2003.

The Company has a business relationship with another customer to distribute certain of its consumer products. Sales to this customer amounted to 33% of net sales in 2005, 47% in 2004, and 40% in 2003.

See Note 17 for further information about sales to major customers.

17. OPERATIONS AND INDUSTRY SEGMENTS

The Company reports on three segments of business: medical, custom products, and safety catheters. The safety catheter segment, which was acquired during fiscal 2002, had no sales in fiscal 2003 because the Secure I.V. product line was still in the development phase. This industry segment information corresponds to the markets in the United States and Canada for which the Company manufactures and distributes its polyurethane foam, packaging, and other products and therefore complies with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The following table summarizes certain information on industry segments:

	2005	2004	2003
Net sales:
Medical	$30,338,548	$23,339,157	$21,330,122
Custom products	18,094,490	26,530,908	20,244,481
Safety catheters	6,272	59,064
Total	$48,439,310	$49,929,129	$41,574,603

Operating profit (loss):
Medical	$5,519,942	$3,053,548	$2,469,596
Custom products	(225,966)	637,578	254,225
Safety catheters	(1,499,697)	(684,421)	(504,575)
Total	3,794,279	3,006,705	2,219,246

Corporate expense	(660,830)	(698,501)	(779,433)
Other income	640,458	638,705	673,981
Income before income taxes	$3,773,907	$2,946,909	$2,113,794

Identifiable assets:
Medical	$13,094,814	$9,045,678	$8,774,857
Custom products	5,838,000	6,808,154	6,406,753
Safety catheters	3,035,118	2,996,127	1,417,980
Corporate	6,697,913	8,247,966	7,556,067
	$28,665,845	$27,097,925	$24,155,657

Depreciation and amortization expenses:
Medical	$288,629	$230,407	$229,209
Custom products	214,368	283,019	251,150
Safety catheters	340,606	202,682	45,805
Corporate	872	900	883
	$844,475	$717,008	$527,047

Capital expenditures:
Medical	$1,540,520	$189,303	$302,546
Custom products	834,680	198,290	312,102
Safety catheters	30,218	1,609,898	1,032,643
	$2,405,418	$1,997,491	$1,647,291

Total sales by industry segment include sales from unaffiliated customers as reported in the Company’s statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Identifiable assets are those assets that are used in the operations of each segment on an allocated basis. Amounts shown for corporate assets consist primarily of cash, marketable securities, and cash surrender value of life insurance.

The Company has several customers whose sales represent significant portions of sales in their respective business segments. In the medical segment, sales to the top four distributors represented 59% of net medical sales in 2005, 52% in 2004, and 52% sales in 2003. In the custom products segment, sales to one customer accounted for 87% of net custom products sales in 2005, 89% in 2004, and 82% in 2003.

Export sales, primarily to Canada, were approximately, $2,127,000 in 2005, $2,988,000 in 2004 and $2,174,000 in 2003.

18. OPERATING LEASES

The Company leases truck equipment in South Carolina and manufacturing facilities in South Carolina and California. All of the leases require the Company to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $321,000 in 2005, $339,000 in 2004, and $299,000 in 2003.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more at October 1, 2005 were $247,000 for fiscal 2006 and $61,000 for 2007.

19. COMMITMENTS AND CONTINGENCIES

The Company is committed to minimum purchases of $625,000 of Selan® skin care products per calendar year through 2010. Previously, the Company was committed to purchases of $500,000 per calendar year through 2005. For the fiscal years ended 2005, 2004, and 2003, purchases under this commitment were $763,000, $635,000, and $622,000, respectively.

In December 2004, the Company signed a letter of intent with a construction company to expand the Greenville, SC plant by 58,000 square feet at a planned cost of $2.6 million. As of October 1, 2005, the Company had incurred expansion-related costs of approximately $2.2 million. The remaining portion of the project cost is expected to be financed from internally generated cash. The addition was substantially complete by November 1, 2005.

The Company’s supply terms with the contract manufacturer for its Secure I.V. product line require payment of approximately $8,200 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next six to 12 months, depending on actual production volume, and can be changed by the mutual agreement of both parties.

From time to time the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on its operations or financial condition.

20. QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown on the following table.

Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2005
Net sales	$10,778	$12,955	$10,626	$14,080	$48,439
Gross profit	3,259	3,846	3,118	4,490	14,713
Operating income	612	762	439	1,320	3,133
Net income	499	600	418	922	2,439
Earnings per share
Basic	0.19	0.23	0.16	0.35	0.94
Diluted	0.18	0.22	0.15	0.34	0.89

For Fiscal 2004
Net sales	$11,508	$12,869	$11,901	$13,651	$49,929
Gross profit	2,902	3,378	2,992	3,419	12,691
Operating income	490	599	535	684	2,308
Net income	422	498	470	595	1,985
Earnings per share
Basic	0.16	0.19	0.18	0.23	0.77
Diluted	0.16	0.18	0.17	0.22	0.73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in the Company’s internal controls over financial reporting during the last quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Item 9B. Other information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2005 fiscal year under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Code of Ethics.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2005 fiscal year under the heading "Compensation of Directors and Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2005 fiscal year is incorporated herein by reference.

The following table summarizes information regarding the Company’s equity compensation plans as of October 1, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	305,300	$6.48	133,515
Equity compensation plans not approved by security holders	0	0	0(1)
Total	305,300	$6.48	133,515

(1) Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently anticipates issuing approximately 8,500 shares annually.

For additional information on the Company’s stock option plans, see Note 11 in the Notes to Financial Statements for the year ended October 1, 2005.

See Item 5 of Part II for more information on shares of the Company’s common stock issued to Directors in lieu of their annual cash compensation.

Item 13. Certain Relationships and Related Transactions

The information required under Item 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2005 fiscal year under the heading "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

Additional information required under Item 14 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2005 fiscal year under the heading "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements

		The response to this portion of Item 15 is submitted under Item 8, Financial Statements and Supplementary Data, beginning on page 29.

	(2)	Financial Statement Schedules

		The response to this portion of Item 15 is submitted below under Item 15(c).

(3) Listing of Exhibits

3.1	Restated Articles of Incorporation: Incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-18, Commission File No. 0-11392.

3.1.1	Articles of Amendment filed with the South Carolina Secretary of State on February 6, 1989: Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991.

3.1.2	Articles of Amendment filed with the South Carolina Secretary of State on March 5, 1992: Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-2 dated May 11, 1992, Commission File No. 33-47670.

3.1.3	Articles of Amendment filed with the South Carolina Secretary of State on April 22, 1993: Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1993.

3.2	Amended and Restated By-Laws dated February 4, 1997: Incorporated by reference to Exhibit 3.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

3.2.1	Amendment to the Company's By-laws dated March 13, 2003: Incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K dated March 13, 2003, Commission File No. 000-11392.

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

10.2*	1987 Stock Option Plan: Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1987, Commission File No. 0-11392.

10.2.1*
Amendment No. 1 to the 1987 Stock Option Plan: Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”), Commission File No. 0-11392.

10.3*
1991 Stock Option Plan: Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991 (the “1991 10-K”), Commission File No. 0-11392.

10.3.1*	Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the 1998 10-K.

10.4*	Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.7 to the 1991 10-K.

10.5*
Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, Commission File No. 0-11392.

10.6*
1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997 (the “1997 10-K”), Commission File No. 0-11392.

10.6.1*	Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.7*	1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

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

10.11*
Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002: Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the “2002 10-K”), Commission File No. 000-11392.

10.12*	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002: Incorporated by reference to Exhibit 10.21 of the 2002 10-K.

10.13*	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002: Incorporated by reference to Exhibit 10.22 of the 2002 10-K.

10.14*	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002: Incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.15*	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002: Incorporated by reference to Exhibit 10.24 of the 2002 10-K.

10.16*
Severance Protection Agreement between the Company and Wanda J. Totton dated February 11, 2004: Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.17*	Span-America Medical Systems, Inc. 2000 Restricted Stock Plan: Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement filed with the Commission on January 11, 2001.

10.18	Amended Private Label Product Supply Agreement between the Company and Hill-Rom Company, Inc. dated September 14, 2004.

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(c) Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

COL. A	COL. B	COL C.	COL. D		COL. E
		ADDITIONS
		(1)
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions-		End of
Description	Period	Expenses	Describe		Period
Year Ended October 1, 2005
Deducted from asset accounts:
Reserve for uncollectible accounts	$140,000	$34,263	$58,263	(a)	$116,000

Year Ended October 2, 2004
Deducted from asset accounts:
Reserve for uncollectible accounts	$175,000	$(6,830)	$28,170	(a)	$140,000

Year Ended September 27, 2003
Deducted from asset accounts:
Reserve for uncollectible accounts	$211,000	$86,884	$122,884	(a)	$175,000

(a) Uncollectible accounts written off.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 22, 2005
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

December 22, 2005