Form 10-Q
period 2005-12-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2006-02-14
CIK 718924

Back to Tabl e of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2005

OR

TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,641,095 shares as of 02/03/06

Back to Tabl e of Contents

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Back to Tabl e of Contents

Span-America Medical Systems, Inc.
Balance Sheets
	December 31,	October 1,
	2005	2005
	(Unaudited)	( Note)
Assets
Current assets:
Cash and cash equivalents	$801,833	$894,386
Securities available for sale (Note 2)	3,420,481	4,106,326
Accounts receivable, net of allowances of $120,000
(Dec. 31, 2005) and $116,000 (Oct. 1, 2005)	8,265,351	7,232,522
Inventories (Note 3)	3,701,494	3,216,483
Prepaid expenses and deferred income taxes	740,037	557,172
Total current assets	16,929,196	16,006,889

Property and equipment, net (Note 4)	8,365,416	8,089,511
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (Dec. 31, 2005
and Oct. 1, 2005)	1,924,131	1,924,131
Other assets (Note 5)	2,644,680	2,645,314
	$29,863,423	$28,665,845

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,838,073	$2,704,100
Accrued and sundry liabilities	2,889,598	2,664,618
Total current liabilities	5,727,671	5,368,718

Deferred income taxes	869,000	869,000
Deferred compensation	858,463	866,750
Total liabilities	7,455,134	7,104,468

Contingencies (Note 9)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,639,095
at Dec. 31, 2005 and 2,611,768 at Oct. 1, 2005	858,095	707,016
Additional paid in capital	68,424	41,882
Retained earnings	21,484,660	20,814,191
Accumulated other comprehensive loss	(2,890)	(1,712)
Total shareholders' equity	22,408,289	21,561,377
	$29,863,423	$28,665,845

See accompanying notes.

Note: The Balance Sheet at October 1, 2005 has been derived from the audited financial statements at that date.

Back to Tabl e of Contents

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended
	December 31,	January 1,
	2005	2005

Net sales	$13,281,511	$10,777,400
Cost of goods sold	9,399,779	7,518,708
Gross profit	3,881,732	3,258,692

Selling and marketing expenses	1,951,671	1,780,705
Research and development expenses	151,715	240,633
General and administrative expenses	721,831	625,112
	2,825,217	2,646,450

Operating income	1,056,515	612,242

Non-operating income:
Investment income	39,442	22,542
Royalty income	118,359	131,834
Other	906	901
	158,707	155,277

Income before income taxes	1,215,222	767,519
Provision for income taxes	426,000	269,000
Net income	$789,222	$498,519

Net income per share of common stock (Note 7):
Basic	$0.30	$0.19
Diluted	$0.29	$0.18

Dividends per common share (1)	$0.045	$0.440

Weighted average shares outstanding:
Basic	2,630,567	2,592,591
Diluted	2,744,870	2,734,992

See accompanying notes.

(1) Dividends per share for the quarter ended January 1, 2005 included a special dividend of $0.40 per share declared on December 7, 2004.

Back to Tabl e of Contents

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended
	December 31,	January 1,
	2005	2005
Operating activities:
Net income	$789,222	$498,519
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	227,994	202,169
Provision (recovery) for losses on accounts receivable	34,263	(3,575)
Provision for deferred income taxes	15,523
Increase in cash value of life insurance	(25,586)	(68,049)
Deferred compensation	(8,287)	(7,673)
Stock compensation expense	11,019
Changes in operating assets and liabilities:
Accounts receivable	(1,058,711)	525,968
Inventory	(485,011)	(387,414)
Prepaid expenses and other assets	(133,489)	254,580
Accounts payable and accrued expenses	372,343	(213,747)
Net cash (used for) provided by operating activities	(260,720)	800,778

Investing activities:
Purchases of marketable securities	(1,898,713)	(1,000,000)
Proceeds from sale of marketable securities	2,575,000	1,310,000
Purchases of property, plant and equipment	(470,287)	(163,611)
Payments for other assets	(56,768)	(102,562)
Net cash provided by investing activities	149,232	43,827

Financing activities:
Dividends paid	(118,753)	(103,697)
Common stock issued upon exercise of options	137,688	900
Net cash provided by (used for) financing activities	18,935	(102,797)

(Decrease) Increase in cash and cash equivalents	(92,553)	741,808
Cash and cash equivalents at beginning of period	894,386	1,707,598
Cash and cash equivalents at end of period	$801,833	$2,449,406

See accompanying notes.

Back to Tabl e of Contents

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. We do not believe that the adoption of SFAS No. 154 will have a material effect on our financial statements.

STOCK-BASED COMPENSATION

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. We adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was $11,019 during the first quarter of fiscal 2006.

Back to Tabl e of Contents

Prior to adopting SFAS No. 123R, we accounted for stock options under APB No. 25. Accordingly, no compensation expense was charged to operations in previous fiscal years. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123R, our net income and net income per common share would have been reduced to the proforma amounts indicated below:

	Dec. 31, 2005	Jan. 1, 2005
Net income
As reported	$789,222	$498,519
Add stock-based employee compensation
expense included in reported net income,
net of taxes	11,019
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - after adoption of SFAS 123R	(11,019)
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - prior to adoption of SFAS 123R		(37,308)
Pro forma	$789,222	$461,211

Basic net income per common share:
As reported	$0.30	$0.19
Stock option expense, net of taxes:		0.01
Pro forma	$0.30	$0.18

Diluted net income per common share:
As reported	$0.29	$0.18
Stock option expense, net of taxes		0.01
Pro forma	$0.29	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2005: risk-free interest rate of 4.08%, dividend yield of 1.5%, volatility factors of the expected market price of our common stock of 32.3%, and a weighted average expected life of eight years. We did not grant any options during the first quarter of fiscal 2006.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $2,890 as of December 31, 2005.

	Dec. 31, 2005	Oct. 1, 2005
Variable rate demand notes	$3,052,085	$3,938,171
Preferred stocks	368,396	168,155
	$3,420,481	$4,106,326

Back to Tabl e of Contents

3. INVENTORIES

The components of inventories are as follows:

	Dec. 31, 2005	Oct. 1, 2005
Raw materials	$2,889,403	$2,412,803
Finished goods	812,091	803,680
	$3,701,494	$3,216,483

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Dec. 31, 2005	Oct. 1, 2005
Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	6,974,493	4,317,011
Construction in process *		2,233,042
Machinery and equipment	8,670,085	8,624,238
Furniture and fixtures	427,175	427,175
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	16,657,118	16,186,831
Less accumulated depreciation	8,291,702	8,097,320
	$8,365,416	$8,089,511

*	Construction in process at Oct. 1, 2005 represented an expansion in process at the Greenville, S.C. plant, which was completed during the first fiscal quarter ended December 31, 2005.

5. OTHER ASSETS

Other assets consist of the following:

	Dec. 31, 2005	Oct. 1, 2005
Patents, net of accumulated amortization
of $1,422,921 (Dec. 31, 2005) and
$1,391,551 (Oct. 1, 2005)	$748,414	$762,757
Cash value of life insurance policies	1,705,288	1,679,703
Other	190,978	202,854
	$2,644,680	$2,645,314

6. PRODUCT WARRANTIES

We offer warranties of various lengths to our customers depending on the specific product sold. The warranties require us to repair or replace defective products during the warranty period at no cost to the customer. At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under the warranty programs. The costs are estimated based on historical experience and any specific warranty problems that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. We regularly evaluate the adequacy of the warranty liability and adjust the balance at least quarterly.

Back to Tabl e of Contents

Changes in our product warranty liability for the three months ended December 31, 2005 and January 1, 2005 are as follows:

	Dec. 31, 2005	Jan. 1, 2005
Accrued liability at beginning of period	$243,477	$212,564
Increases in reserve	45,469	50,456
Expenses	(34,785)	(46,300)
Accrued liability at end of period	$254,161	$216,720

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Dec. 31, 2005	Jan. 1, 2005
Numerator for basic and diluted earnings per share:
Net income	$789,222	$498,519

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,630,567	2,592,591
Effect of dilutive securities:
Employee stock options and restricted stock	114,303	142,401
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,744,870	2,734,992

Net income per share:
Basic	$0.30	$0.19
Diluted	$0.29	$0.18

8. OPERATIONS AND INDUSTRY SEGMENTS

For management and financial reporting purposes, we divide our business into three segments: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our polyurethane foam and safety catheter products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Dec. 31, 2005	Jan. 1, 2005
Net Sales:
Medical	$9,142,509	$6,509,759
Custom products	4,125,434	4,267,641
Safety catheters	13,568
Total	$13,281,511	$10,777,400

Operating profit (loss):
Medical	$1,780,685	$1,030,206
Custom products	(292,820)	76,839
Safety catheters	(272,373)	(374,266)
Total	1,215,492	732,779

Corporate expense	(158,977)	(120,537)
Other income	158,707	155,277
Income before income taxes	$1,215,222	$767,519

Back to Tabl e of Contents

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

From time to time Span-America is named as a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that if determined adversely would have a material adverse effect on our business or financial condition.

Our supply terms with the contract manufacturer for our Secure I.V. product line require payment of approximately $8,200 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next six to 12 months, depending on actual production volume, and can be changed by the mutual agreement of both parties.

Back to Tabl e of Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in "Results of Operations" and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements such as our expectations for future sales results or expense changes compared with previous periods are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2006 rose 23% to $13.3 million compared with $10.8 million in the first quarter of fiscal 2005. The sales growth in the first quarter was due to accelerating sales in the medical segment, particularly from proprietary therapeutic mattresses. Net income for the first quarter rose 58% to $789,000, or $0.29 per diluted share, compared with $499,000, or $0.18 per diluted share, in the first quarter of fiscal 2005. The increase in earnings was mainly the result of higher sales volume in the medical segment and lower expenses in the safety catheter segment.

Sales in the medical segment grew 40% to $9.1 million in the first quarter of fiscal 2006 compared with $6.5 million in the same quarter last year. Medical sales represented 69% of this year’s total first quarter sales compared with 60% in the first quarter of fiscal 2005. The majority of the sales growth in the medical segment came from our line of therapeutic surfaces, which increased by 69% in the first quarter. The recently introduced private-label version of the PressureGuard® CFT® therapeutic mattress was a strong seller to a customer who supplies the product primarily to the acute care market. In addition, we shipped a large order for the PressureGuard Easy Air® low-air-loss mattress to a major long term care provider. The order totaled approximately $456,000. Sales of the Geo-Mattress® line of foam therapeutic surfaces and the Selan® line of skin care products also contributed to sales growth during the quarter. Higher sales prices driven by foam cost increases reduced demand for Span-Aids® patient positioners, particularly to export markets, and sales were down 18% for this product line compared with the first quarter of last year. Sales of seating products declined by 5%, and mattress overlay sales decreased 7% continuing a long-term trend in the market for overlays. Patient positioners, seating products and mattress overlays accounted for 22% of medical segment sales, down from 34% in the first quarter of the prior fiscal year. We expect total medical sales for fiscal 2006 to be higher than those of fiscal 2005, but the rate of increase for the remainder of the fiscal year will likely be lower than the 40% rate achieved in the first quarter.

Back to Tabl e of Contents

In the custom products segment, sales declined by 3% to $4.1 million compared with $4.3 million in the same period last year. This decline resulted from a 10% decrease in consumer bedding sales caused primarily by a lower volume of mattress pads and pillows sold to Wal-Mart. This decline was offset somewhat by a 30% increase in sales of pillows and mattress pads to consumer customers other than Wal-Mart and a 41% increase in industrial product line sales to $782,000 compared with the same period last year. Sales from industrial products benefited from increased purchases by a large customer who recently consolidated manufacturing operations near our South Carolina plant. We cannot predict how long orders from this customer will remain at recent levels. The remainder of the quarter’s industrial sales growth was broad-based, representing higher volume to a number of customers. We expect future consumer bedding sales to be impacted by increased competition from foreign imports and our own sales price increases in response to higher raw material costs. We expect custom product sales for the full fiscal year 2006 to be lower than last year’s levels.

Sales in the safety catheter segment were $14,000 in the first quarter of 2006 and represented the first full quarter that Secure I.V. has been offered for sale to a limited number of customers. We have a number of ongoing customer evaluations for the Secure I.V., but we do not yet have enough information to predict future sales results. Feedback from customers and prospects as a result of our recent sales efforts has been predominantly positive. There appears to be significant interest in the concept of an I.V. catheter with a bloodless start feature like the Secure I.V. Our challenge is now to convert the interest in the concept into sales of the product. We expect future costs in the safety catheter segment to be similar to or slightly higher than first quarter levels. We do not expect the safety catheter segment to be profitable in fiscal 2006.

Our gross profit level increased 19% to $3.9 million in the first quarter of fiscal 2006 compared with $3.3 million in the first quarter last year. The increase in gross profit was primarily the result of higher medical sales during the quarter. Our gross profit margin percentage declined slightly to 29.2% compared with 30.2% in the first quarter last year. The decline in gross margin was due to higher raw material costs, principally related to foam, our primary raw material. We were able to immediately raise sales prices to some customers in response to higher foam costs, but other sales price increases will not be realized until the second fiscal quarter because of pricing contracts and competition. We expect the gross margin percentage for the full year of fiscal 2006 to be similar to first quarter levels as higher medical sales, targeted sales price increases and other cost saving efforts should roughly offset higher raw material costs.

Selling and marketing expenses were up 10% in the first quarter of fiscal 2006 to $2.0 million compared with $1.8 million in the prior year. The increase was due primarily to higher selling expenses in the medical segment in categories related to sales growth such as commissions and shipping costs. Total sales and marketing expenses for fiscal 2006 are expected to be higher than those of fiscal 2005.

Research and development expenses declined 37% to $152,000 compared with $241,000 in the first quarter of fiscal 2005. The decline resulted from a shift in expenses related to the safety catheter segment from product development to production. We expect that total research and development expenses for fiscal 2006 will be lower than those of fiscal 2005.

Back to Tabl e of Contents

General and administrative expenses increased by 15% to $722,000 in the first quarter of fiscal 2006 compared with the first quarter of last year. The increase was due to higher bad debt expense and incentive compensation. The increase in bad debt expense was caused by the comparison of a normal level of bad debt expense in the first quarter this year with a recovery of previously reserved bad debt expense in the same quarter last year. General and administrative expenses for fiscal 2006 are expected to be slightly higher than those of 2005.

Operating profit increased by 73% to $1.1 million in the first quarter from $612,000 in the same quarter last year. The increase was due primarily to higher medical sales volume during the quarter. In addition, selling, research and development, and administrative expenses grew at slower rates than sales and gross profit, giving us a faster rate of growth in operating profit. Operating profit was also positively impacted by lower costs in the safety catheter segment. Total pre-tax costs in the safety catheter segment declined to $272,000 in the first quarter of fiscal 2006 compared with $374,000 in the same quarter last year, primarily due to lower product development expenses.

Non-operating income increased by 2% to $159,000 in the first quarter of fiscal 2006 from $155,000 in the same quarter last year. The slight increase was the result of higher investment income that was partially offset by lower royalty income. Investment income increased 75% to $39,000 due to higher interest rates on marketable securities. Royalty income from a syringe product licensed to Becton, Dickinson and Company declined 10% to $118,000 compared with the first quarter of fiscal 2005. The royalty income ended in December 2005 due to the expiration of the related patents. We expect to receive a final royalty payment in the second quarter of 2006 for syringe sales covering the three-month period ending December 2005. Royalty income represented 10% of our total pre-tax income in the first quarter of fiscal 2006 compared with 17% in the first quarter last year. We expect total non-operating income for fiscal 2006 to be lower than 2005 levels.

Net income for the first quarter of 2006 increased 58% to $789,000 or $0.29 per diluted share compared with $499,000 or $0.18 per diluted share in the same quarter of last year.

During the first quarter of fiscal 2006, we paid dividends of $119,000, or 15% of net income. This payment represented one quarterly dividend of $0.045 per share. In January 2005, we paid a special cash dividend of $0.40 per share in addition to the regular quarterly dividend of $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was negative $261,000 during the first quarter of fiscal 2006 compared with positive $801,000 in the first quarter of fiscal 2005. The decrease in cash flow during the period was due almost entirely to a $1.0 million (14%) increase in accounts receivable during the first quarter compared with a $526,000 decrease in accounts receivable in the same quarter last year. The majority of the increase in accounts receivable was caused by an administrative problem at one of our distributors that caused a delay in payment. The problem was resolved in early January 2006, and accounts receivable should return to more normal levels during our second fiscal quarter. Cash flow was also negatively affected by higher inventory levels related to higher sales.

Back to Tabl e of Contents

Working capital increased by $563,000 (5%) to $11.2 million at the end of the first quarter compared with $10.6 million at the end of last fiscal year. The increase was primarily the result of higher accounts receivable and inventory during the quarter. The current ratio at quarter end remained level at 3.0 compared with fiscal year end 2005.

Accounts receivable, net of allowances, increased by $1.0 million (14%) to $8.3 million at the end of the first quarter of fiscal 2006 compared with $7.2 million at the end of fiscal 2005. The increase in accounts receivable during the first quarter of fiscal 2006 was due to higher medical sales and an administrative problem at one of our distributors that caused a delay in payment. The problem was later resolved and payment was received in early January 2006. The average days sales outstanding in accounts receivable was 53.8 days in the first quarter of fiscal 2006 compared with 43.7 days for all of fiscal 2005. The increase in collection time was caused partly by the administrative problem mentioned above and partly by the increase in the percentage of medical sales compared with custom products sales during the quarter. Medical sales tend to have longer collection times than custom products sales, which causes the average collection time to increase as our product mix shifts toward medical products. All of our accounts receivable are unsecured.

Inventories increased by $485,000 (15%) to $3.7 million at the end of the first quarter of fiscal 2006 compared with fiscal year end 2005. The increase occurred primarily in the medical and industrial product lines and was related to higher sales of those products. The increase in medical inventory was also affected by the release of an updated version of our patented low-air-loss mattress. We expect inventory levels during fiscal 2006 to be higher than those of fiscal 2005.

Net property and equipment increased by $276,000 to $8.4 million at the end of the first quarter of fiscal 2006 as the result of capital expenditures of $470,000 primarily relating to the final phase of construction of a 58,000 square foot addition to our Greenville, South Carolina facility. We expect that capital expenditures during fiscal 2006 will be less than those of fiscal 2005.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate the risk of foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of December 31, 2005.

Other assets remained level at $2.6 million compared with fiscal year end 2005.

Back to Tabl e of Contents

Our trade accounts payable increased by $134,000 or 5% compared with fiscal year end 2005. The increase in accounts payable level was mainly due to higher purchases related to the increase in sales of medical products. Accrued and sundry liabilities increased by $225,000 or 8% compared with fiscal year end 2005 due to accruals for incentive compensation, customer rebates and income taxes.

We believe that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

As we announced on October 13, 2005, we received significant price increases on most of our polyurethane foam raw materials in October and November 2005. We have taken action to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and implementing other cost reduction efforts. However, because of market competition and annual pricing contracts, it is possible that we will not be able to fully offset the higher costs. Consequently, our profitability could be adversely affected as a result of the raw material price increases we received during the first quarter. Based on conversations with our foam suppliers, it appears that our foam pricing has stabilized for the time being. We do not currently expect additional foam price increases during the next several quarters unless market conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance. As of December 31, 2005, we had short-term investments of $3.4 million which were classified as available for sale. Included in these short-term investments were approximately $3.0 million of high quality and highly liquid corporate bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank and are therefore highly rated. The interest rate on the bonds is a floating rate which is reset weekly or monthly by the re-marketing agent based on market rates for comparable securities. We can liquidate the bonds at any time with a settlement date of five to 35 days after the trade date, depending on the type of bond. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $30,000. Using the level of securities available for sale at October 1, 2005 (approximately $3.9 million), a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $39,000. The size of the effect of a 100 basis point change dropped from October 1, 2005 to December 31, 2005 because of the drop in the amount of securities held by the Company.

Our $3.4 million in short-term investments at fiscal year end also included approximately $370,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

Back to Tabl e of Contents

In addition, our other assets at December 31, 2005 included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended December 31, 2005, cash value of life insurance increased by 1.4%, creating income of approximately $24,000.

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

Back to Tabl e of Contents

PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

From time to time Span-America is a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 1A. Risk Factors -

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -

None

Item 3. Defaults Upon Senior Securities -

None

Item 4. Submission of Matters to a Vote of Security Holders -

None

Item 5. Other Information -

None

Item 6. Exhibits -

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

Back to Tabl e of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ RICHARD C. COGGINS

Richard C. Coggins
Chief Financial Officer

/s/ JAMES D. FERGUSON

James D. Ferguson
President and Chief Executive Officer

DATE: February 10, 2006