Form 10-Q
period 2006-04-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2006-05-16
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.
Common Stock, No Par Value - 2,657,845 shares as of 05/01/06

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - April 1, 2006 and October 1, 2005	3

Statements of Income - Three and six months ended April 1, 2006 and April 2, 2005	4

Statements of Cash Flows - Six months ended April 1, 2006 and April 2, 2005	5

Notes to Financial Statements - April 1, 2006	6

Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

SIGNATURES	19

OFFICER CERTIFICATIONS	20

Span-America Medical Systems, Inc.
Balance Sheets
	April 1,
	2006	October 1,
	(Unaudited)	2005**
Assets
Current assets:
Cash and cash equivalents	$895,345	$894,386
Securities available for sale ( Note 2)	4,041,591	4,106,326
Accounts receivable, net of allowances of $114,000 at
April 1, 2006 and $116,000 at October 1, 2005	5,797,421	7,232,522
Inventories (Note 3)	4,090,771	3,216,483
Prepaid expenses and deferred income taxes	840,965	557,172
Total current assets	15,666,093	16,006,889

Property and equipment, net (Note 4)	8,392,853	8,089,511
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (April 1, 2006
and October 1, 2005)	1,924,131	1,924,131
Other assets (Note 5)	2,694,069	2,645,314
	$28,677,146	$28,665,845

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,114,941	$2,704,100
Accrued and sundry liabilities	1,767,453	2,664,618
Total current liabilities	3,882,394	5,368,718

Deferred income taxes	831,903	869,000
Deferred compensation	849,513	866,750
Total liabilities	5,563,810	7,104,468

Contingencies (Note 9)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,657,845
at April 1, 2006 and 2,611,768 at October 1, 2005	1,018,744	707,016
Additional paid-in capital	94,573	41,882
Retained earnings	22,003,594	20,814,191
Accumulated other comprehensive loss	(3,575)	(1,712)
Total shareholders' equity	23,113,336	21,561,377
	$28,677,146	$28,665,845

See accompanying notes.

** The Balance Sheet at October 1, 2005 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net sales	$12,233,705	$12,954,944	$25,515,216	$23,732,344
Cost of goods sold	8,659,786	9,108,907	18,059,565	16,627,615
Gross profit	3,573,919	3,846,037	7,455,651	7,104,729

Selling and marketing expenses	1,960,998	1,957,575	3,912,670	3,738,280
Research and development expenses	155,341	323,703	307,055	564,336
General and administrative expenses	683,375	803,107	1,405,206	1,428,219
	2,799,714	3,084,385	5,624,931	5,730,835

Operating income	774,205	761,652	1,830,720	1,373,894

Non-operating income:
Investment income	43,438	20,298	82,880	42,840
Royalty income	128,268	138,332	246,626	270,167
Other	35,872	697	36,779	1,597
	207,578	159,327	366,285	314,604

Income before income taxes	981,783	920,979	2,197,005	1,688,498
Provision for income taxes	344,000	321,000	770,000	590,000
Net income	$637,783	$599,979	$1,427,005	$1,098,498

Net income per share of common stock (Note 7):
Basic	$0.24	$0.23	$0.54	$0.42
Diluted	$0.23	$0.22	$0.52	$0.40

Dividends per common share **	$0.045	$0.040	$0.090	$0.480

Weighted average shares outstanding:
Basic	2,645,991	2,599,603	2,638,279	2,596,097
Diluted	2,779,341	2,738,250	2,762,106	2,736,621

See accompanying notes.

** Dividends for the six-month period ended April 2, 2005 include a special dividend of $0.40 per share declared on December 7, 2004.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Six Months Ended
	April 1,	April 2,
	2006	2005
Operating activities:
Net income	$1,427,005	$1,098,498
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	467,904	415,462
Provision for losses on accounts receivable	42,096	33,721
Provision for deferred income taxes	(6,444)	—
Increase in cash value of life insurance	(65,586)	(57,980)
Deferred compensation	(17,237)	(15,960)
Stock compensation expense	22,038	—
Changes in operating assets and liabilities:
Accounts receivable	1,379,590	266,417
Inventories	(874,288)	(190,748)
Prepaid expenses and other assets	(135,573)	199,169
Accounts payable and accrued expenses	(1,472,932)	(339,825)
Net cash provided by operating activities	766,573	1,408,754

Investing activities:
Purchases of marketable securities	(2,498,714)	(2,000,000)
Proceeds from sale of marketable securities	2,575,000	2,010,000
Purchases of property and equipment	(704,619)	(682,910)
Payments for other assets	(84,285)	(117,031)
Net cash used for investing activities	(712,618)	(789,941)

Financing activities:
Dividends paid	(237,602)	(1,244,955)
Common stock issued upon exercise of options	184,606	44,212
Net cash used for financing activities	(52,996)	(1,200,743)

Increase (Decrease) in cash and cash equivalents	959	(581,930)
Cash and cash equivalents at beginning of period	894,386	1,707,598
Cash and cash equivalents at end of period	$895,345	$1,125,668

See accompanying notes.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
April 1, 2006

1. BASIS OF PRESENTATION
We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to the financial statements of prior periods unless it is impracticable to do so. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. We do not believe that the adoption of SFAS No. 154 will have a material effect on our financial statements.

STOCK-BASED COMPENSATION
During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. We adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was $22,038 during the first two quarters of fiscal 2006.

Prior to adopting SFAS No. 123R, we accounted for stock options under APB No. 25. Accordingly, no compensation expense was charged to operations in previous fiscal years. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123R, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income
As reported	$637,783	$599,979	$1,427,005	$1,098,498
Add stock-based employee compensation
expense included in reported net income,
net of taxes	11,019	—	22,038	—
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - after adoption of SFAS 123R	(11,019)	—	(22,038)	—
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - prior to adoption of SFAS 123R	—	(37,196)	—	(74,504)
Pro forma	$637,783	$562,783	$1,427,005	$1,023,994

Basic net income per common share:
As reported	$0.24	$0.23	$0.54	$0.42
Stock option expense, net of taxes:	—	0.01	—	0.03
Pro forma	$0.24	$0.22	$0.54	$0.39

Diluted net income per common share:
As reported	$0.23	$0.22	$0.52	$0.40
Stock option expense, net of taxes	—	0.01	—	0.03
Pro forma	$0.23	$0.21	$0.52	$0.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2005: risk-free interest rate of 4.08%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 32.3%; and a weighted average expected life of eight years. We did not grant any options during the first six months of fiscal 2006.

2. SECURITIES AVAILABLE FOR SALE
The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $3,575 as of April 1, 2006.

	April 1, 2006	Oct. 1, 2005
Variable rate demand notes	$3,676,586	$3,938,171
Preferred stocks	365,005	168,155
	$4,041,591	$4,106,326

3. INVENTORIES
The components of inventories are as follows:

	April 1, 2006	Oct. 1, 2005
Raw materials	$2,655,673	$2,412,803
Finished goods	1,435,098	803,680
	$4,090,771	$3,216,483

4. PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

	April 1, 2006	Oct. 1, 2005
Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	7,161,512	4,317,011
Construction in process *	—	2,233,042
Machinery and equipment	8,703,526	8,624,238
Furniture and fixtures	441,047	427,175
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	16,891,450	16,186,831
Less accumulated depreciation	8,498,597	8,097,320
	$8,392,853	$8,089,511

* Construction in process at Oct. 1, 2005 represented an expansion in process at the Greenville, S.C. plant, which was completed during the first fiscal quarter ended December 31, 2005.

5. OTHER ASSETS
Other assets consist of the following:

	April 1, 2006	Oct. 1, 2005
Patents and trademarks, net of accumulated
amortization of $1,455,936 (April 1, 2006)
and $1,391,551 (Oct. 1, 2005)	$745,417	$762,757
Cash value of life insurance policies	1,745,288	1,679,703
Other	203,364	202,854
	$2,694,069	$2,645,314

6. PRODUCT WARRANTIES
We offer warranties of various lengths to our customers depending on the specific product sold. The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under the warranty programs. The costs are estimated based on historical experience and any specific warranty problems that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. We regularly evaluate the adequacy of the warranty liability and adjust the balance at least quarterly.

Changes in our product warranty liability for the six months ended April 1, 2006 and April 2, 2005 are as follows:

	April 1, 2006	April 2, 2005
Accrued liability at beginning of period	$243,477	$212,564
Increases in reserve	106,066	93,749
Expenses	(84,607)	(80,314)
Accrued liability at end of period	$264,936	$225,999

7. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Numerator for basic and diluted earnings per share:
Net income	$637,783	$599,979	$1,427,005	$1,098,498

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,645,991	2,599,603	2,638,279	2,596,097
Effect of dilutive securities:
Employee stock options and restricted stock	133,350	138,647	123,827	140,524
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,779,341	2,738,250	2,762,106	2,736,621

Net income per share:
Basic	$0.24	$0.23	$0.54	$0.42
Diluted	$0.23	$0.22	$0.52	$0.40

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net Sales:
Medical	$8,505,519	$7,701,251	$17,648,027	$14,211,009
Custom products	3,700,143	5,253,693	7,825,578	9,521,335
Safety catheters	28,043	—	41,611	—
Total	$12,233,705	$12,954,944	$25,515,216	$23,732,344

Operating profit (loss):
Medical	$1,423,841	$1,399,106	$3,204,526	$2,429,312
Custom products	(200,372)	63,901	(493,192)	140,740
Safety catheters	(279,782)	(476,787)	(552,155)	(851,053)
Total	943,687	986,220	2,159,179	1,718,999

Corporate expense	(169,482)	(224,568)	(328,459)	(345,105)
Other income	207,578	159,327	366,285	314,604
Income before income taxes	$981,783	$920,979	$2,197,005	$1,688,498

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing us as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net income for the second quarter rose 6% to $638,000, or $0.23 per diluted share, compared with net income of $600,000, or $0.22 per diluted share, in the second quarter of fiscal 2005. For fiscal 2006 year to date, net income increased 30% to $1.4 million, or $0.52 per diluted share, compared with $1.1 million, or $0.40 per diluted share, in the same period last year. The increases in earnings resulted from the combination of higher sales in the medical segment and lower expenses in the safety catheter segment for both the quarter and year-to-date periods. Lower administrative expenses and growth in non-operating income were also factors in the earnings increase for the second quarter and fiscal year to date.

Net sales for the second quarter of fiscal 2006 declined 6% to $12.2 million compared with $13.0 million in the second quarter of fiscal 2005. For the first half of fiscal 2006, net sales rose 8% to $25.5 million from $23.7 million in the same period last year. The changes in net sales for both the second quarter and year-to-date periods were primarily due to strong sales growth in the medical segment and substantial sales declines in the custom products segment.

Sales in the medical segment grew 10% to $8.5 million in the second quarter of fiscal 2006 compared with $7.7 million in the same quarter last year. Medical sales represented 70% of total second quarter sales compared with 59% in the second quarter of fiscal 2005. The majority of the growth in the medical segment came from our proprietary mattress product lines, which are sold to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Sales of medical mattresses in the second quarter of fiscal 2006 were up 7% compared with the second quarter of last year. The growth rate in second quarter mattress sales slowed somewhat due to a large order from a long-term care customer in the year-ago period that was not repeated in the second quarter this year. In other medical product lines, sales of seating products grew by 15%, Selan® skin care products increased 6%, patient positioner sales were up by 10%, and mattress overlays increased by 12%.

For fiscal 2006 year to date, medical sales rose 24% to $17.6 million from $14.2 million in the same period last year. The increase was driven by higher unit volumes of mattresses which grew by 33% during the period. Higher mattress sales were partly offset by volume declines in positioners which decreased by 6%. Sales of overlays, seating, and Selan products increased by 3%, 5%, and 8%, respectively. We expect sales in the medical segment for fiscal 2006 to be higher than those of fiscal 2005, but the rate of increase for the remainder of the fiscal year will likely be lower than the 24% rate achieved during the first half of fiscal 2006.

In the custom products segment, sales declined by 30% to $3.7 million in the second quarter of fiscal 2006 compared with $5.3 million in the same period last year. Most of this decline resulted from lower volumes of consumer bedding products, which fell by 39% to $2.7 million compared with $4.5 million in the second quarter of fiscal 2005. Custom products sales for the first half of fiscal 2006 were down 18% to $7.8 million compared with $9.5 million for the first two quarters of 2005. Softer demand for consumer bedding products resulted from increased competition from imported and domestic visco foam products, an inventory adjustment at Wal-Mart that slowed consumer sales in February and March, and the acquisition of May Company by Federated Stores that resulted in the loss of parts of our May Company business. The decline in sales of consumer bedding products was the main factor causing the operating losses in the custom products segment for the second quarter and year-to-date periods in fiscal 2006. We expect sales of consumer bedding products for the remainder of fiscal 2006 to be similar to those of the first two quarters. However, we expect consumer bedding sales for the full fiscal year 2006 to be lower than they were in fiscal 2005.

An increase of 25% in sales of industrial products within the custom products segment partly offset the declines in consumer bedding sales during the second quarter. The increase was mainly the result of higher sales volume to existing customers. For fiscal 2006 year to date, industrial sales rose 31% compared with the same period last year. We expect sales of industrial products for fiscal 2006 to be higher than last year. However, we expect the increase in industrial sales to be offset by declines in consumer bedding sales, causing sales in the custom products segment for fiscal 2006 to be lower than in fiscal 2005.

Sales of the Secure I.V.® safety catheter totaled $28,000 in the second quarter of 2006. The Secure I.V. was not offered for sale in the second quarter of 2005. We began limited marketing of Secure I.V. in the fourth quarter of fiscal 2005 and have had significant interest in the product’s unique features. We have a number of ongoing evaluations and are continuing to expand our sales and distribution efforts. There appears to be significant interest in the concept of an I.V. catheter with a bloodless start feature like the Secure I.V. Our challenge is now to convert the interest in the concept into sales of the product, which has proven to be a slower process than we expected. Sales in the safety catheter segment were $42,000 for the first two quarters of fiscal 2006. We expect sales to grow slowly as we expand marketing and distribution efforts for Secure I.V. We do not yet have enough information to predict future sales results.

Our gross margin percentage for the second quarter of fiscal 2006 declined slightly to 29.2% compared with 29.7% in the same period last year. Our gross profit level in the second quarter decreased 7% to $3.6 million. The gross margin percentage for the first half of fiscal 2006 declined to 29.2% compared with 29.9% in the same period last year. The gross profit level for the first half rose 5% to $7.5 million. The declines in gross margin percentage for the fiscal 2006 second quarter and year-to-date periods and the decline in gross profit level for the second quarter were due mainly to lower sales volumes in the custom products segment and higher raw material costs for foam, our primary raw material. The increase in medical sales and reductions in direct labor and overhead were the main factors in maintaining a relatively stable gross margin compared with last year despite raw material price increases and lower custom products sales volume. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. In addition, higher material costs were also partly offset by reductions in direct labor and manufacturing overhead expenses. We expect our gross margin percentage for the full year of fiscal 2006 to be lower than that of fiscal 2005.

The operating loss in the safety catheter segment for the second quarter was down by 41% to $280,000 ($0.07 per diluted share after taxes) compared with $477,000 ($0.11 per diluted share after taxes) in the second quarter of fiscal 2005. For fiscal 2006 year to date, the operating loss in the safety catheter segment was down by 35% to $552,000 ($0.13 per diluted share after taxes) compared with $851,000 ($0.20 per diluted share after taxes) in the first half of last fiscal year. The declines in operating losses were primarily due to a reduction in R&D expenses. We believe that operating losses in the safety catheter segment for the last half of fiscal 2006 will be similar to those of the first half of the fiscal year.

Sales and marketing expenses remained level for the second quarter of fiscal 2006 at $2.0 million compared to the second quarter of fiscal 2005. For the first half of fiscal 2006, sales and marketing expenses were up 5% to $3.9 million compared with $3.7 million in the same period of fiscal 2005. The increase was mainly due to higher commissions and freight expense in the medical segment related to higher medical sales volume. Total sales and marketing expenses for fiscal 2006 are expected to be slightly higher than those of fiscal 2005.

Total research and development expenses for the second quarter of fiscal 2006 were $155,000 compared with $324,000 in the second quarter of fiscal 2005. The primary reason for the 52% decrease occurred in the safety catheter segment and was related to expenses associated with design changes made in the second quarter of fiscal 2005. Medical R&D expenses rose 31% compared with the second quarter of last year due to continued development of new therapeutic support surfaces, partly offsetting the R&D expense decline in the safety catheter segment. Total research and development expenses for the first half of fiscal 2006 decreased 46% to $307,000 compared with $564,000 in the first half of fiscal 2005. We expect that total research and development expenses for fiscal 2006 will be less than those of fiscal 2005.

General and administrative expenses decreased by 15% to $683,000 in the second quarter of fiscal 2006 compared with $803,000 in the second quarter of last year. The decrease was due to lower insurance premiums and an increase in income from the cash value of life insurance policies. General and administrative expenses for the first two quarters of fiscal 2006 remained level at $1.4 million compared with the second quarter of last year. General and administrative expenses for fiscal 2006 are expected to be slightly higher than those of fiscal 2005.

Operating income rose 2% for the quarter to $774,000 from $762,000 in the year-ago quarter. For the fiscal year to date, operating income increased 33% to $1.8 million compared with $1.4 million in the same period last year. The increases for the second quarter and the fiscal year to date were due primarily to higher medical sales volume and lower R&D expenses.

Non-operating income increased by 30% to $208,000 in the second quarter of fiscal 2006 from $159,000 in the same quarter last year primarily due to a $35,000 gain on the sale of manufacturing equipment. Investment income for the second quarter was up 114% to $43,400 due to higher interest rates on our short-term investments. Royalty income from the Safety-Lok®*  syringe product licensed to Becton, Dickinson and Company (BD) declined 7% to $128,000 compared with $138,000 in the second quarter of fiscal 2005 due to lower syringe sales. For the first half of fiscal 2006, non-operating income increased by 16% to $366,000 compared with $315,000 in the same period last year. The increase for the fiscal year-to-date period was caused by higher investment income which was partially offset by lower royalty income. The final royalty payment was received in the second quarter of fiscal 2006 and no further royalty payments will be received from the BD license agreement. Royalty income during the first half of fiscal 2006 represented 11% of our total pre-tax income compared with 16% in the same quarter last year. We expect total non-operating income for fiscal 2006 to be lower than fiscal 2005 levels.

Net income for the second quarter of fiscal 2006 increased 6% to $638,000, or $0.23 per diluted share, compared with $600,000, or $0.22 per diluted share, in the same quarter of last year.  Net income for fiscal 2006 year to date increased 30% to $1.4 million, or $0.52 per diluted share, compared with $1.1 million, or $0.40 per diluted share, in the first six months of fiscal 2005. The fiscal year to date and second quarter earnings increases were due primarily to higher sales volume in the medical segment and lower expenses in the safety catheter segment.

During the first half of fiscal 2006, we paid dividends of approximately $238,000 or 17% of net income. These payments represented two regular quarterly dividends of $0.045 per share each. Dividends paid during the first half of last fiscal year included a special cash dividend of $0.40 per share paid on January 12, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of approximately $767,000 during the first half of fiscal 2006 compared with $1.4 million in the same period of fiscal 2005. The decrease in cash flow during the period was due to decreases in accounts payable and accrued expenses and an increase in inventories, partly offset by a decrease in accounts receivable. Our working capital increased by $1.2 million (11%) to $11.8 million during the six months ended April 1, 2006 from $10.6 million at October 1, 2005. The increase was mainly the result of lower accounts payable and accrued liabilities and higher inventory balances which were partially offset by lower accounts receivable balances. The current ratio increased during the first half of fiscal 2006 to 4.0 from 3.0 at October 1, 2005.

Accounts receivable, net of allowances, declined by $1.4 million (20%) to $5.8 million at the end of the second quarter of fiscal 2006 compared with $7.2 million at the end of fiscal 2005. The decrease in accounts receivable during the first half of fiscal 2006 was due to higher net sales in the fourth quarter of fiscal 2005 which were collected in fiscal 2006. The average days sales outstanding in accounts receivable was 50.6 days in the first six months of fiscal 2006 compared with 43.7 days for all of fiscal 2005. The increase in days sales outstanding is the result of the increase in the percentage of medical sales compared with custom products sales during the quarter. Medical sales tend to have longer collection times than custom product sales, which causes the average collection time to increase as our product mix shifts toward medical products. All of our accounts receivable are unsecured.

* Safety-Lok is a registered trademark of Becton, Dickinson and Company

Inventories increased by $874,000 (27%) to $4.1 million at the end of the second quarter of fiscal 2006 compared with $3.2 million at fiscal year end 2005. The increase occurred primarily in the medical product line and was intended to support higher medical sales levels and reduce order fill times particularly for medical mattress products. The increase in medical inventory was also affected by the release of an updated version of our patented low-air-loss mattress. We expect inventory levels during fiscal 2006 to be higher than those at fiscal year end 2005.

Near the end of the second quarter of fiscal 2006, we signed a one-year distribution agreement with Command Medical Products that adds a new product line to the safety catheter segment. In the third quarter of fiscal 2006, we began selling the HuberPro™ safety Huber needle infusion set to customers in the alternate site market - primarily oncology clinics. The HuberPro will be carried by our existing Secure I.V. distributors, and we believe that it will complement the Secure I.V. product line. Our investment in the new product line is limited to the purchase of inventory, which we will stock and then resell through our distributors.

Prepaid expenses increased 51% to $841,000 at the end of the second quarter of fiscal 2006 from $557,000 at the end of fiscal 2005. The increase was the result of a change in the insurance year from June 30th to September 30th, which affected the timing of payments for property and casualty insurance premiums.

Net property and equipment increased by $303,000 to $8.4 million at the end of the second quarter of fiscal 2006. The increase was due to capital expenditures of $705,000 partially offset by normal depreciation expense. Approximately $611,000 of the fiscal year to date capital expenditures were related to the 58,000 square foot expansion to our South Carolina manufacturing plant, which was completed in November 20005. We expect capital expenditures for the remainder of fiscal year 2006 to be less than they were in the first two quarters of the year.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of April 1, 2006.

Other assets increased by 2% to $2.7 million during the first half of fiscal 2006 compared with $2.6 million at fiscal year end 2005 due mainly to an increase in the cash value of life insurance policies that we own.

Our trade accounts payable decreased by $589,000 or 22% compared with fiscal year end 2005. The decrease in accounts payable level was mainly due to fewer purchases related to the sales decline in the custom products segment. Accrued and sundry liabilities decreased by $897,000 or 34% compared with fiscal year end 2005 due to payments for income taxes, incentive compensation and property taxes.

We believe that funds on hand and funds generated from operations are adequate to finance our operations and expected capital requirements during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

As we announced on October 13, 2005, we received significant price increases on most of our polyurethane foam raw materials in October and November 2005. We have taken action to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and implementing other cost reduction efforts. To date we have been largely successful at maintaining our gross profit margin. However, because of market competition and annual pricing contracts, it is possible that we will not be able to fully offset future increases in costs. Consequently, our profitability could be adversely affected as a result of future raw material or other cost increases. Based on conversations with our foam suppliers, it appears that our foam pricing has stabilized for the time being. We do not currently expect additional foam price increases during the next several quarters unless market conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in two areas: short-term investments and cash value of life insurance. As of April 1, 2006, we held $4.0 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly or monthly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by us at any time with seven days notice. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for a full year would increase or decrease after tax earnings from our bond portfolio by approximately $37,000.

Our $4.0 million in short-term investments at April 1, 2006 also included approximately $365,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at April 1, 2006 included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. Management believes that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the second quarter of fiscal 2006, our cash value of life insurance increased by 2% creating income of approximately $40,000. During the first half of this fiscal year, the cash value increased by 4%, creating income of approximately $64,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2006, the end of the period covered by this report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at April 1, 2006. There were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2006, we awarded each non-employee director 1,000 shares of our common stock and an additional 1,000 and 500 shares, respectively, to the chairman of the board and chairman of the audit committee, for an aggregate of 8,500 shares valued at $113,730 (based on a price of $13.38 per share which was the closing price for the company’s common stock on the grant date of March 3, 2006).  These shares were issued as part of our non-employee directors' annual directors' fees for fiscal year 2006 pursuant to the company's 2005 Non-Employee Director Stock Plan.  The company believes the issuance of these shares is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving a public offering because of the small number of issuees.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 28, 2006. At this meeting, Guy R. Guarch, Thomas D. Henrion and Linda D. Norman were elected to three-year terms as directors. In addition, a shareholder proposal concerning de-classification of the Board of Directors was not approved. The voting details are as follows:

	For	Against	Abstain	Not Voted
Guy R. Guarch	2,274,845	267,754	0	96,496
Thomas D. Henrion	2,275,035	267,564	0	96,496
Linda D. Norman	2,274,995	267,604	0	96,496

Shareholder proposal concerning	463,330	1,156,930	4,514	1,014,321
de-classification of Board

Item 6.  Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC. /s/ Richard C. Coggins Richard C. Coggins Chief Financial Officer /s/ James D. Ferguson James D. Ferguson President and Chief Executive Officer

DATE: May 15, 2006