Form 10-Q
period 2006-07-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2006-08-14
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ____ Non-Accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,659,595 shares as of 08/01/06

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Span-America Medical Systems, Inc.
Balance Sheets

	July 1,
	2006	October 1,
	(Unaudited)	2005**
Assets
Current assets:
Cash and cash equivalents	$647,385	$894,386
Securities available for sale ( Note 2)	4,751,073	4,106,326
Accounts receivable, net of allowances of $131,000 at
July 1, 2006 and $116,000 at October 1, 2005	6,683,802	7,232,522
Inventories (Note 3)	4,017,752	3,216,483
Prepaid expenses and deferred income taxes	788,234	557,172
Total current assets	16,888,246	16,006,889

Property and equipment, net (Note 4)	8,204,958	8,089,511
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (July 1, 2006
and October 1, 2005)	1,924,131	1,924,131
Other assets (Note 5)	2,846,475	2,645,314
	$29,863,810	$28,665,845

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,275,395	$2,704,100
Accrued and sundry liabilities	2,191,721	2,664,618
Total current liabilities	4,467,116	5,368,718

Deferred income taxes	832,022	869,000
Deferred compensation	840,563	866,750
Total liabilities	6,139,701	7,104,468

Contingencies (Note 9)

Shareholders' equity:
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,659,595
at July 1, 2006 and 2,611,768 at October 1, 2005	1,027,956	707,016
Additional paid-in capital	105,580	41,882
Retained earnings	22,611,988	20,814,191
Accumulated other comprehensive loss	(21,415)	(1,712)
Total shareholders' equity	23,724,109	21,561,377
	$29,863,810	$28,665,845
See accompanying notes.

** The Balance Sheet at October 1, 2005 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$12,548,276	$10,626,383	$38,063,492	$34,358,728
Cost of goods sold	8,539,587	7,508,016	26,599,152	24,135,631
Gross profit	4,008,689	3,118,367	11,464,340	10,223,097

Selling and marketing expenses	2,144,297	1,742,017	6,056,966	5,480,299
Research and development expenses	141,019	323,795	448,075	888,130
General and administrative expenses	706,176	613,608	2,111,382	2,041,827
	2,991,492	2,679,420	8,616,423	8,410,256

Operating income	1,017,197	438,947	2,847,917	1,812,841

Non-operating income:
Investment income	53,661	36,287	136,541	79,127
Royalty income	-	111,802	246,627	381,968
Other	18,139	23,312	54,917	24,910
	71,800	171,401	438,085	486,005

Income before income taxes	1,088,997	610,348	3,286,002	2,298,846
Provision for income taxes	361,000	192,000	1,131,000	782,000
Net income	$727,997	$418,348	$2,155,002	$1,516,846

Net income per share of common stock (Note 7):
Basic	$0.27	$0.16	$0.81	$0.58
Diluted	$0.26	$0.15	$0.78	$0.55

Dividends per common share **	$0.045	$0.040	$0.135	$0.520

Weighted average shares outstanding:
Basic	2,658,076	2,611,768	2,644,878	2,601,321
Diluted	2,777,587	2,737,448	2,767,266	2,736,897

See accompanying notes.

** Dividends for the nine-month period ended July 2, 2005 include a special dividend of $0.40 per share declared on December 7, 2004.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 1,	July 2,
	2006	2005
Operating activities:
Net income	$2,155,002	$1,516,846
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	713,919	636,255
Provision for losses on accounts receivable	59,991	33,721
Gain on sale of property and equipment	(52,400)
Provision for deferred income taxes	(6,325)
Increase in cash value of life insurance	(66,300)	(74,256)
Deferred compensation	(26,187)	(24,247)
Stock compensation expense	33,045
Changes in operating assets and liabilities:
Accounts receivable	487,993	1,157,678
Inventories	(801,269)	(652,623)
Prepaid expenses and other assets	(74,642)	355,251
Accounts payable and accrued expenses	(888,210)	(798,671)
Net cash provided by operating activities	1,534,617	2,149,954

Investing activities:
Purchases of marketable securities	(3,748,714)	(2,000,000)
Proceeds from sale of marketable securities	3,085,000	2,010,000
Purchases of property and equipment	(907,613)	(1,537,544)
Proceeds from sale of property and equipment	52,400
Payments for other assets	(99,304)	(152,324)
Net cash used for investing activities	(1,618,231)	(1,679,868)

Financing activities:
Dividends paid **	(357,205)	(1,349,425)
Common stock issued upon exercise of options	193,818	44,212
Net cash used for financing activities	(163,387)	(1,305,213)

Decrease in cash and cash equivalents	(247,001)	(835,127)
Cash and cash equivalents at beginning of period	894,386	1,707,598
Cash and cash equivalents at end of period	$647,385	$872,471

See accompanying notes.

** Dividends for the nine-month period ended July 2, 2005 include a special dividend of $0.40 per share declared on December 7, 2004.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
July 1, 2006

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2005.

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

STOCK-BASED COMPENSATION

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. We adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was $33,045 during the first three quarters of fiscal 2006.

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

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income
As reported	$727,997	$418,348	$2,155,002	$1,516,846
Add stock-based employee compensation
expense included in reported net income,
net of taxes	11,007	-	33,045	-
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - after adoption of SFAS 123R	(11,007)	-	(33,045)	-
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - prior to adoption of SFAS 123R	-	(54,687)	-	(140,166)
Pro forma	$727,997	$363,661	$2,155,002	$1,376,680

Basic net income per common share:
As reported	$0.27	$0.16	$0.81	$0.58
Stock option expense, net of taxes	-	(0.02)	-	(0.05)
Pro forma	$0.27	$0.14	$0.81	$0.53

Diluted net income per common share:
As reported	$0.26	$0.15	$0.78	$0.55
Stock option expense, net of taxes	-	(0.02)	-	(0.05)
Pro forma	$0.26	$0.13	$0.78	$0.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2005: risk-free interest rate of 4.08%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 32.3%; and a weighted average expected life of eight years. We did not grant any options during the first nine months of fiscal 2006.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $21,415 as of July 1, 2006.

	July 1, 2006	Oct. 1, 2005
Variable rate demand notes	$4,403,908	$3,938,171
Preferred stocks	347,165	168,155
	$4,751,073	$4,106,326

3. INVENTORIES

The components of inventories are as follows:

	July 1, 2006	Oct. 1, 2005
Raw materials	$2,590,512	$2,412,803
Finished goods	1,427,240	803,680
	$4,017,752	$3,216,483

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	July 1, 2006	Oct. 1, 2005
Land	$317,343	$317,343
Land improvements	246,172	246,172
Buildings	7,167,511	4,317,011
Construction in process *	-	2,233,042
Machinery and equipment	8,723,227	8,624,238
Furniture and fixtures	442,611	427,175
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	16,918,714	16,186,831
Less accumulated depreciation	8,713,756	8,097,320
	$8,204,958	$8,089,511

* Construction in process at Oct. 1, 2005 represented an expansion in process at the Greenville, S.C. plant, which was completed during the first fiscal quarter ended December 31, 2005.

5. OTHER ASSETS

Other assets consist of the following:

	July 1, 2006	Oct. 1, 2005
Patents and trademarks, net of accumulated
amortization of $1,486,792 (July 1, 2006)
and $1,391,551 (Oct. 1, 2005)	$732,079	$762,757
Cash value of life insurance policies	1,746,002	1,679,703
Other	368,394	202,854
	$2,846,475	$2,645,314

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

Changes in our product warranty liability for the nine months ended July 1, 2006 and July 2, 2005 are as follows:

	Nine Months Ended
	July 1, 2006	July 2, 2005
Accrued liability at beginning of period	$243,477	$212,564
Increases in reserve	152,137	137,066
Expenses	(121,423)	(115,809)
Accrued liability at end of period	$274,191	$233,821

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Numerator for basic and diluted earnings per share:
Net income	$727,997	$418,348	$2,155,002	$1,516,846

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,658,076	2,611,768	2,644,878	2,601,321
Effect of dilutive securities:
Employee stock options and restricted stock	119,511	125,680	122,388	135,576
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,777,587	2,737,448	2,767,266	2,736,897

Net income per share:
Basic	$0.27	$0.16	$0.81	$0.58
Diluted	$0.26	$0.15	$0.78	$0.55

8. OPERATIONS AND INDUSTRY SEGMENTS

For management and financial reporting purposes, we divide our business into three segments: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net Sales:
Medical	$9,372,153	$6,745,817	$27,020,180	$20,956,826
Custom products	3,146,421	3,880,566	10,971,999	13,401,902
Safety catheters	29,702	-	71,313	-
Total	$12,548,276	$10,626,383	$38,063,492	$34,358,728

Operating profit (loss):
Medical	$1,749,205	$1,063,121	$4,953,731	$3,492,433
Custom products	(264,899)	(162,385)	(758,091)	(21,645)
Safety catheters	(284,686)	(324,073)	(836,841)	(1,175,126)
Total	1,199,620	576,663	3,358,799	2,295,662

Corporate expense	(182,423)	(137,716)	(510,882)	(482,821)
Other income	71,800	171,401	438,085	486,005
Income before income taxes	$1,088,997	$610,348	$3,286,002	$2,298,846

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

Our supply terms with the contract manufacturer for our Secure I.V. product line require payment of approximately $9,100 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next six to 12 months, depending on actual production volume, and can be changed by the mutual agreement of both parties.

The company is committed to the purchase of manufacturing equipment for approximately $250,000 to be paid during the next four months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing us as described in “Item 1A. Risk Factors” on page 19 of this report and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2006 increased 18% to $12.5 million compared with $10.6 million in the third quarter of fiscal 2005. For the first three quarters of fiscal 2006, net sales rose 11% to $38.1 million from $34.4 million in the same period last year. The increases in net sales for both the third quarter and year-to-date periods were primarily due to strong sales growth in the medical segment partially offset by sales declines in the custom products segment. Sales in the safety catheter segment were not material in the third quarter or year-to-date periods.

Net income for the third quarter rose 74% to $728,000, or $0.26 per diluted share, compared with $418,000, or $0.15 per diluted share, in the third quarter of fiscal 2005. For fiscal 2006 year to date, net income increased 42% to $2.2 million, or $0.78 per diluted share, compared with $1.5 million, or $0.55 per diluted share, in the same period last year. The increases in earnings for the third quarter and year to date were the result of higher sales in the medical segment, a more profitable product mix, lower R&D expenses in the safety catheter segment and lower labor costs due to improved manufacturing efficiencies.

Sales in the medical segment grew 39% to $9.4 million in the third quarter of fiscal 2006 compared with $6.7 million in the same quarter last year. Medical sales represented 75% of total third quarter sales compared with 63% in the third quarter of fiscal 2005. The majority of the growth in the medical segment came from our proprietary therapeutic surface product lines, which are sold to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Sales of therapeutic surfaces in the third quarter of fiscal 2006 were up 53% compared with the third quarter of last year. Product line leaders included Span-America’s PressureGuard® alternating pressure mattresses and private label therapeutic surfaces manufactured for Hill-Rom. In other medical product lines, sales of patient positioners were up by 23%, Selan® skin care products increased 19%, seating products grew by 13% and mattress overlays increased by 11%. The majority of the sales increases in our positioner, seating and overlay product lines were due to sales price increases that were passed along to customers in our second and third fiscal quarters in response to raw material cost increases we received in the first quarter of fiscal 2006.

For fiscal 2006 year to date, medical sales rose 29% to $27.0 million from $21.0 million in the same period last year. The increase was driven by higher unit volumes of mattresses which grew by 40% during the period. Sales of patient positioners, Selan products, seating products and overlays increased by 3%, 12%, 8% and 5%, respectively. We expect sales in the medical segment for the fourth quarter fiscal 2006 to be similar to those in the fourth quarter last year.

In the custom products segment, sales declined by 19% to $3.1 million in the third quarter of fiscal 2006 compared with $3.9 million in the same period last year. Most of this decline resulted from lower volumes of consumer bedding products, which fell by 35% to $2.1 million compared with $3.3 million in the third quarter of fiscal 2005. The decline in consumer bedding sales in the third quarter was mainly the result of lower sales to Wal-Mart, where we are in the process of phasing out our current line of mattress overlays in preparation for a new line of overlays that is scheduled to begin shipping to Wal-Mart during our fourth fiscal quarter. Sales of consumer bedding products to customers other than Wal-Mart were down 5% compared to the third quarter of last year.

Custom products sales for the first three quarters of fiscal 2006 were down 18% to $11.0 million compared with $13.4 million for the first three quarters of 2005. The year-to-date decline was caused by increased competition from imported and domestic visco foam products, lost business to one customer who was acquired by a larger company, and an inventory adjustment at Wal-Mart that slowed consumer sales in the second quarter of fiscal 2006. The decline in sales of consumer bedding products was the main factor causing the operating losses in the custom products segment for the third quarter and year-to-date periods in fiscal 2006. We expect sales of consumer bedding products in the fourth quarter of fiscal 2006 to be higher than the quarterly levels achieved in the first three quarters as we begin shipping the new product line to Wal-Mart. However, we expect consumer bedding sales for the full fiscal year 2006 to be lower than they were in fiscal 2005.

Industrial sales, which are also part of the custom products segment, increased 70% during the third quarter, partially offsetting declines in consumer bedding sales. The third quarter increase was mainly the result of higher sales volume to existing customers. For fiscal 2006 year to date, industrial sales rose 43% compared with the same period last year. We expect sales of industrial products in the fourth quarter of fiscal 2006 to be higher than they were in the fourth quarter of fiscal 2005.

In March 2006, we entered into a one-year distribution agreement with Command Medical Products, Inc. that adds a new product line to the safety catheter segment. In the third quarter of fiscal 2006, we began selling the HuberPro™ safety Huber needle infusion set to customers in the alternate site market - primarily oncology clinics. The HuberPro is being sold by our existing Secure I.V. distributors. We believe that the addition of HuberPro will allow us to leverage our sales efforts by adding a second product line that can be sold to many of the same customers who are interested in the Secure I.V. product line. Our investment in the HuberPro product line is limited to the purchase of inventory, which we will stock and then resell through our distributors.

Sales in the safety catheter segment were $30,000 in the third quarter of fiscal 2006, including $8,000 in sales of the Secure I.V. ® safety catheter and $22,000 in sales of the newly licensed HuberPro® safety Huber needle infusion set. There were no comparable sales of Secure I.V. or HuberPro in the prior year’s third quarter. We began limited marketing of Secure I.V. in the fourth quarter of fiscal 2005 and have had significant interest in the product’s unique features. We have a number of ongoing evaluations and are continuing to expand our sales and distribution efforts. There appears to be significant interest in the concept of an I.V. catheter with a bloodless start feature like the Secure I.V. Our challenge is to convert the interest in the concept into sales of the product, which has proven to be a slower process than we expected. In July 2006, we signed an agreement to offer Secure I.V. to Novation, the industry’s leading health care contracting services company. The contract has an initial three-year term and a renewal option for two years. Novation will offer Secure I.V. to its network of nearly 2,500 VHA and UHC members. The agreement contains no purchase commitments.

Sales in the safety catheter segment were $71,000 for the first three quarters of fiscal 2006, consisting of $49,000 in Secure I.V. sales and $22,000 in HuberPro sales. We expect sales in the safety catheter segment to grow slowly as we expand marketing and distribution efforts for Secure I.V. We do not yet have enough sales history in this market to predict future sales results.

Our gross margin percentage for the third quarter of fiscal 2006 increased to 31.9% compared with 29.3% in the same period last year. Our gross profit level in the third quarter increased 29% to $4.0 million. The gross margin percentage for the first three quarters of fiscal 2006 increased to 30.1% compared with 29.8% in the same period last year. The gross profit level for the first three quarters rose 12% to $11.5 million. The increases in gross margin percentage and gross profit level for the fiscal 2006 third quarter and year-to-date periods were due mainly to higher sales volumes in the medical products segment and a more profitable product mix. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. In addition, higher material costs were also partly offset by lower labor costs due to improved manufacturing efficiencies and lower overtime requirements related to higher inventory levels. We expect our gross margin percentage for the full year of fiscal 2006 to be similar to that of fiscal 2005.

Sales and marketing expenses rose 23% for the third quarter of fiscal 2006 to $2.1 million compared with $1.7 million in the third quarter of fiscal 2005. For the first three quarters of fiscal 2006, sales and marketing expenses were up 11% to $6.1 million compared with $5.5 million in the same period of fiscal 2005. The increases were mainly due to higher commissions and freight expense in the medical segment related to higher medical sales volume. Total sales and marketing expenses for the fourth quarter of fiscal 2006 are expected to be similar to quarterly levels seen in the first three quarters of this fiscal year.

Total research and development expenses declined 56% in the third quarter of fiscal 2006 to $141,000 compared with $324,000 in the third quarter of fiscal 2005. R&D expenses for the first three quarters of fiscal 2006 decreased 50% to $448,000 compared with $888,000 in the same period last year. The expense decline in both the quarter and year-to-date periods was caused by lower R&D expenses in the safety catheter segment. R&D expenses were high in the safety catheter segment during the first three quarters of fiscal 2005 because of design changes being made to Secure I.V. The design changes were completed in the fourth quarter of fiscal 2005, which significantly lowered R&D expenses related to Secure I.V. We expect that total R&D expenses for the fourth quarter of fiscal 2006 will be similar to third quarter levels.

General and administrative expenses increased by 15% to $706,000 in the third quarter of fiscal 2006 compared with $614,000 in the third quarter of last year. The increase was due mainly to higher incentive compensation expense during the quarter. General and administrative expenses for the first three quarters of fiscal 2006 increased 3% to $2.1 million compared with $2.0 million in the third quarter of last year. Increases in compensation and bad debt expense were not fully offset by a decline in insurance expense. General and administrative expenses for the fourth quarter of fiscal 2006 are expected to be similar to third quarter fiscal 2006 levels.

The operating loss in the safety catheter segment for the third quarter declined by 12% to $285,000 ($0.07 per diluted share after taxes) compared with $324,000 ($0.08 per diluted share after taxes) in the third quarter of fiscal 2005. For fiscal 2006 year to date, the operating loss in the safety catheter segment dropped by 29% to $837,000 ($0.20 per diluted share after taxes) compared with $1.2 million ($0.28 per diluted share after taxes) in the first three quarters of last fiscal year. The declines in operating losses were primarily due to a reduction in R&D expenses. We believe that operating losses in the safety catheter segment for the fourth quarter of fiscal 2006 will be similar to quarterly levels seen in the first three quarters of the current fiscal year.

The custom products segment also showed operating losses in the third quarter and for the fiscal year to date. The custom products operating loss in the third quarter increased 63% to $265,000 ($.06 per diluted share after taxes) compared with a loss of $162,000 ($0.04 per diluted share after taxes) in the third quarter last year. For the fiscal year-to-date, the operating loss in the custom products segment increased to $758,000 ($0.18 per diluted share after taxes) compared with a loss of $22,000 ($0.01 per diluted share after taxes) for the same period last fiscal year. The increase in operating losses for the third quarter and year-to-date periods were mainly caused by the decline in sales volume of consumer bedding products as described above. The custom products segment receives an allocated share of our total manufacturing overhead and administrative expenses. Since these allocated expenses are largely fixed within a reasonable range of sales volume, a sales decline within the segment can result in a proportionally larger decline in segment operating income. However, we believe that the custom products segment makes a positive contribution to the Company’s earnings because the segment absorbs overhead and administrative expenses that would be reallocated to the medical segment if we exited the custom products business. In other words, if we exited the custom products segment, a large portion of the overhead and administrative expenses currently allocated to that segment would be shifted to the medical business, making the medical segment less profitable and lowering our total profitability.

Operating income for the total Company rose 132% for the third quarter to $1.0 million from $439,000 in the year-ago quarter. For the fiscal year to date, operating income increased 57% to $2.8 million compared with $1.8 million in the same period last year. The increases for the third quarter and the fiscal year to date were due primarily to higher medical sales volume and lower R&D expenses.

Non-operating income for the third quarter of fiscal 2006 decreased by 58% to $72,000 from $171,000 in the same quarter last year due to the absence of royalty income in this year’s third quarter. Our royalty agreement with Becton, Dickinson and Company (BD) expired in December 2005, and the final royalty payment on the Safety-Lok®*  syringe product was received in the second quarter of fiscal 2006. Royalty income in the comparable quarter last year was $112,000. Partly offsetting the absence of royalty income in the third quarter was an increase in investment income, which was up 48% to $54,000 due to higher interest rates on our short-term investments.

For the first three quarters of fiscal 2006, non-operating income decreased by 10% to $438,000 compared with $486,000 in the same period last year. The decrease for the fiscal year-to-date period was caused by the loss of royalty income as described above that was not fully offset by higher investment income. Royalty income during the first three quarters of fiscal 2006 represented 8% of our total pre-tax income compared with 17% in the same period last year. We expect total non-operating income for the fourth quarter of fiscal 2006 to be lower than fourth quarter last year due to the ending of the royalty agreement.

Net income for the third quarter of fiscal 2006 rose 74% to $728,000, or $0.26 per diluted share, compared with $418,000, or $0.15 per diluted share, in the same quarter of last year.  Net income for fiscal 2006 year to date increased 42% to $2.2 million, or $0.78 per diluted share, compared with $1.5 million, or $0.55 per diluted share, in the first nine months of fiscal 2005. The third quarter and fiscal year to date earnings increases were due primarily to higher medical sales, a more profitable product mix, lower R&D expenses in the safety catheter segment and lower labor costs due to improved manufacturing efficiencies.

During the first three quarters of fiscal 2006, we paid dividends of approximately $357,000 or 17% of net income. These payments represented three regular quarterly dividends of $0.045 per share each. Dividends paid during the first three quarters of last fiscal year included a special cash dividend of $0.40 per share paid on January 12, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of approximately $1.5 million during the first three quarters of fiscal 2006 compared with $2.1 million in the same period of fiscal 2005. The decrease in cash provided by operations was the result of a smaller decrease in accounts receivable during the first three quarters of fiscal 2006 compared with an unusually large decrease in accounts receivable during the same period last year. In addition, prepaid expenses and other assets increased during the first three quarters due to a change in our insurance year, which changed the timing of our insurance premium payments and had a negative impact on cash flow. Prepaid expenses and other assets declined substantially during the comparable period in fiscal 2005, increasing cash flow in the year-ago period, due to the receipt of an income tax refund. Another factor contributing to the decrease in cash flow for fiscal 2006 year to date was an increase in our inventory levels as discussed below.

* Safety-Lok is a registered trademark of Becton, Dickinson and Company

Our working capital increased by $1.8 million (17%) to $12.4 million during the nine months ended July 1, 2006 from $10.6 million at October 1, 2005. The increase in working capital during the period was due to decreases in accounts payable and accrued liabilities which were partially offset by an increase in inventories. The current ratio increased during the first three quarters of fiscal 2006 to 3.8 from 3.0 at October 1, 2005.

Accounts receivable, net of allowances, declined by $549,000 (8%) to $6.7 million at the end of the third quarter of fiscal 2006 compared with $7.2 million at the end of fiscal 2005. The decrease in accounts receivable during the first three quarters of fiscal 2006 was due to higher net sales in the fourth quarter of fiscal 2005 which were collected in fiscal 2006. The average days sales outstanding in accounts receivable was 47.8 days in the first nine months of fiscal 2006 compared with 43.7 days for all of fiscal 2005. The increase in days sales outstanding is the result of the increase in the percentage of medical sales compared with custom products sales during the first three quarters. Medical sales tend to have longer collection times than custom products sales, which causes the average collection time to increase as our product mix shifts toward medical products. All of our accounts receivable are unsecured.

Inventories increased by $801,000 (25%) to $4.0 million at the end of the third quarter of fiscal 2006 compared with $3.2 million at fiscal year end 2005. The increases occurred in the medical segment and in the newly acquired HuberPro line, which is part of the safety catheter segment. The increase in the medical product line was intended to support higher medical sales levels and reduce order fill times particularly for medical mattress products. The increase in medical inventory was also affected by the release of an updated version of our patented low-air-loss mattress. We expect inventory levels during fiscal 2006 to be higher than those at fiscal year end 2005.

Prepaid expenses increased 41% to $788,000 at the end of the third quarter of fiscal 2006 from $557,000 at the end of fiscal 2005. The increase was the result of a change in the insurance year from June 30th to September 30th, which affected the timing of payments for property and casualty insurance premiums.

Net property and equipment increased by $115,000 to $8.2 million at the end of the third quarter of fiscal 2006. The increase was due to capital expenditures of $908,000 partially offset by normal depreciation expense. Approximately $611,000 of the fiscal year to date capital expenditures were related to the 58,000 square foot expansion to our South Carolina manufacturing plant, which was completed in November 2005. We expect capital expenditures for the remainder of fiscal year 2006 to be less than $300,000.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of July 1, 2006.

Other assets increased by 8% to $2.8 million during the first three quarters of fiscal 2006 compared with $2.6 million at fiscal year end 2005 due mainly to an increase in the cash value of life insurance policies and expenditures for patents and trademarks.

Our trade accounts payable decreased by $429,000 or 16% compared with fiscal year end 2005. The decrease in accounts payable level was mainly due to fewer purchases in the third quarter of fiscal 2006 compared with the fourth quarter of fiscal 2005 related to sales levels in the respective quarters. Accrued and sundry liabilities decreased by $473,000 or 18% compared with fiscal year end 2005 due to payments for income taxes, incentive compensation and property taxes.

We believe that funds on hand and funds generated from operations are adequate to finance our operations and expected capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

As we announced on October 13, 2005, we received significant price increases on most of our polyurethane foam raw materials in October and November 2005. We have taken action to recover the cost of these increases by raising sales prices, improving manufacturing efficiencies and implementing other cost reduction efforts. To date we have been largely successful at maintaining our gross profit margin. However, because of market competition and annual pricing contracts, it is possible that we will not be able to fully offset future increases in costs. Consequently, our profitability could be adversely affected as a result of future raw material or other cost increases. Based on conversations with our foam suppliers, it appears that our foam pricing has stabilized for the time being. We do not currently expect additional foam price increases during the next quarter unless market conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in two areas: short-term investments and cash value of life insurance. As of July 1, 2006, we held $4.8 million in securities available for sale. These securities consisted primarily of bonds called “variable rate demand notes” or “low floaters,” which are issued by corporations or municipalities and are backed by bank letters of credit. The interest rates on the bonds are floating rates, which are reset weekly or monthly based on market rates for comparable securities. The bonds have varying maturities but can be liquidated by us at any time with seven days notice. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for a full year would increase or decrease after tax earnings from our bond portfolio by approximately $44,000.

Our $4.8 million in short-term investments at July 1, 2006 also included approximately $347,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at July 1, 2006 included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is invested either in a fixed income life insurance contract or in portfolios of The Prudential Series Fund, Inc. (the “Fund”). The fixed account options are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The Fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the third quarter of fiscal 2006, our cash value of life insurance remained constant and created no income. During the first three quarters of this fiscal year, the cash value increased by 4%, creating income of approximately $64,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2006, the end of the period covered by this report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at July 1, 2006. There were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal actions arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 1A. Risk Factors

As disclosed in our report on Form 10-K for the fiscal year ended October 1, 2005 in Item 1A “Risk Factors” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies - Impairment of Long-Lived Assets,” the Secure I.V. product line is in the process of emerging from development stage and involves greater risks and uncertainties than our more established product lines. We completed the initial design and development of Secure I.V. during the third quarter of fiscal 2005 and have been actively selling and marketing the product line since approximately September 2005. Through the first three quarters of fiscal 2006, our Secure I.V. sales have not been material. The continued passage of time without an improvement in sales increases the possibility of a future impairment charge in the safety catheter segment. If Secure I.V. sales do not show a meaningful increase in the near future, it is possible that the assets associated with Secure I.V. could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets. If an impairment of the Secure I.V. assets had occurred as of July 1, 2006, our assets and operating income would have been reduced by up to $2.9 million, and net income after taxes would have been reduced by up to $1.9 million, or $0.69 per diluted share, using the weighted average diluted shares outstanding at the end of the third quarter of fiscal 2006. The actual amount of any future impairment loss could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

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

DATE: August 11, 2006