Form 10-K
period 2006-09-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2006-12-27
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2006 or

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

Common stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $31,276,224.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 15, 2006 was 2,673,165.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 8, 2007 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company” or “Span-America”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include but are not limited to the “Risk Factors” listed in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission filings. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970. We manufacture and distribute a variety of polyurethane foam products for the medical and custom products markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners and expanded our product lines to produce foam mattress overlays for the wound care market primarily in acute care hospitals. Wound care products aid in the treatment or prevention of pressure ulcers and diabetic ulcers, commonly known as bedsores. In the late 1970s we also began producing foam products for industrial applications. In 1985, we introduced the patented Geo-Matt® mattress overlay in the health care market, which became one of the Company’s leading products. About the same time, we began selling convoluted foam mattress overlay products to consumer bedding retailers throughout the United States.

We entered the replacement mattress segment of the medical market in 1992 through the acquisition of Healthflex, Inc., which included the PressureGuard® II replacement mattress. We have since significantly expanded the PressureGuard mattress line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that are sold directly and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the Unites States and Canada.

In July 2002, we acquired certain assets of Vadus, Inc. which included patents and equipment related to the design and production of the Secure I.V.® line of short peripheral intravenous catheters. The product line was in the development stage at the time of the acquisition. We have completed the initial development of the product line and are manufacturing and marketing it to select health care providers in the United States. The safety catheter segment is a separate segment for financial reporting purposes.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers. Most of the products in our medical segment are currently directed toward pressure management applications. We are actively seeking to develop or acquire new products in this market segment. We also seek to further develop and manufacture consumer and industrial applications of our medical products. In addition, we intend to provide a line of intravenous catheters with unique features to fill a niche in the safety catheter market segment.

Our products are distributed in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2006 were approximately $3.2 million or 6.1% of total net sales. The majority of our export sales occurred in Canada and Great Britain. See Note 17 in the Notes to Financial Statements included in Item 8 of this report.

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

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered mattresses), patient positioners, and seating products. We market these products to all health care settings, including acute care hospitals, long-term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 71% of total net sales in fiscal 2006, 63% of total net sales in fiscal 2005, and 47% of total net sales in fiscal 2004.

Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay. The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 6% of total net sales in fiscal 2006. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to developing pressure ulcers. Span-America's overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex replacement mattresses. The mattress overlays are designed for single patient use.

Our mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development of pressure ulcers and promote healing. Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the pressure that causes ulcers.

Therapeutic Mattresses. Span-America’s non-powered therapeutic replacement mattresses (as distinguished from overlays) are of two types. Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in our overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses often found in acute and long-term care settings.

In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic replacement mattresses. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®. This product, which features raised perimeter bolsters for added patient safety, has been a significant contributor to overall Geo-Mattress sales. A second line extension, the Geo-Mattress Atlas®, was added in December 2000 to address the needs of bariatric patients.

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

In addition to the non-powered, static PressureGuard Renew® (formerly PressureGuard II), we also offer the PressureGuard CFT®. This model incorporates patented design principles of constant force technology. The PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind. In fiscal 2006, the CFT became our largest medical product line as measured by sales.

Span-America’s powered therapeutic replacement mattresses constitute the remaining models in the PressureGuard Series. In November 1993, we received FDA 510(k) marketing approval for the PressureGuard IV mattress system. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system, which is built into the mattress rather than being hung on the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure mattress. The APM is targeted primarily at the long-term care and home care markets. In 2000, we added a more feature-rich version of this mattress called the PressureGuard APM2. The APM2 products were further upgraded with new features in 2003, such as the addition of the Deluxe control unit. The APM2 gives the caregiver the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel. The APM2 represents our second largest medical product in terms of revenues.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss mattresses. The Easy Air incorporates several patented design innovations, which the company believes allow it to overcome common performance compromises inherent in competitive low-air-loss products. Additionally, the Easy Air was independently documented (see Ostomy/Wound Management, January 2003, Volume 49, Issue 1, pp. 32-42) to outperform all leading competitors at that time in controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

All of the powered products in the PressureGuard Series are sold primarily through home health care equipment dealers for daily rental in home care, long-term care and, less commonly, in acute care settings. Following the government’s 1998 implementation of the Prospective Payment System of reimbursement, however, long-term care facilities increasingly have elected to purchase these products outright through our distributors rather than continuing to rent them.

In fiscal 2004, we began working with Hill-Rom Company, Inc. to develop a private-label version of our PressureGuard CFT mattress to be sold under the Hill-Rom name primarily to acute care hospitals. Hill-Rom, a division of Hillenbrand Industries, is a major supplier of hospital beds and various other types of patient care equipment. Since the initial work in 2004, we have expanded the private label CFT line to include several other therapeutic mattresses with additional features designed to meet Hill-Rom’s needs. The PressureGuard CFT product line was our fastest growing group of mattresses in fiscal 2006. We also manufacture private-label mattresses for other customers on a case-by-case basis, depending on market conditions and customer interest.

During fiscal 2006, replacement mattresses and related products made up approximately 52% of total net sales.

Patient Positioners. Our specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 7% of our total net sales in fiscal 2006. This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition. The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout a patient's entire treatment program. Among the Span-Aids products presently marketed are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners. Our patient positioners are sold primarily to hospitals and long-term care facilities by several national medical products distributors.

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

Seating products accounted for approximately 3% of total net sales in fiscal 2006.

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company. The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are primarily sold in long-term care and acute care settings. The license agreement with PJ Noyes will expire in 2011. Sales of skin care products accounted for approximately 2% of our total net sales in fiscal 2006.

Distributor Relationships. We sell our medical products to customers of varying sizes. The largest of these customers are medical products distributors who resell our products to acute care hospitals and long-term care facilities throughout North America. During 2006, sales to the largest distributor of our medical products made up approximately 16% of net sales and sales to our four largest medical distributors made up approximately 58% of net sales in the medical segment. The loss of any one of these customers could have a material adverse effect on our business.

Custom Products

Span-America's custom products segment includes two major product lines: consumer bedding products and industrial foam products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. The consumer products are marketed to retailers through Louisville Bedding Company, a leading manufacturer and distributor of bedding products in North America. Louisville Bedding is the exclusive distributor of our consumer foam products pursuant to a distribution agreement between the companies, which expires in December 2006. The agreement automatically renews for successive three-year terms unless either party provides notice of their intent not to renew at least 60 days prior to the expiration date. Neither party has given notice of non-renewal. Both parties are currently negotiating non-material amendments to the agreement, which have not been finalized.

Our industrial product line consists primarily of foam packaging and cushioning materials. We also produce foam products that are used for flotation, sound insulation and gasketing purposes. The majority of these products are made to order according to customer specifications. To date, most of our industrial sales have been in the flotation, specialty packaging and automotive segments of the custom products market. We currently have one full-time sales representative and several manufacturer’s representatives selling our industrial foam fabrication capabilities primarily in the southeastern United States. Our customers represent a wide variety of markets, including the sports equipment, automotive, photographic film, durable goods and electronics industries.

Custom products represented approximately 29% of our total net sales in fiscal 2006, compared with 37% in fiscal 2005 and 53% in fiscal 2004. In fiscal 2006, approximately 69% of our total custom products sales were distributed through Louisville Bedding Company. The loss of this relationship would have a material adverse effect on our business.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters. The acquired assets consisted primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter. The Secure I.V. has FDA 510(k) approval and is protected by 20 patents. The product line is currently being manufactured for Span-America by an unaffiliated contract manufacturing company. Net sales of Secure I.V. were less than 1% of total net sales in fiscal 2006. We operate this portion of our business as a separate business segment.

Since acquiring the assets of Secure I.V., we have completed the design and development of the product and have scaled up from prototype manufacturing to semi-automated production. Market test shipments of Secure I.V. began in late fiscal 2004. Based on initial feedback from the market test customers, we decided in December 2004 to delay the full release of Secure I.V. in order to make three design enhancements to improve the product’s performance. By the fourth quarter of fiscal 2005, we had completed the design changes, testing and re-validation and re-introduced the product to the market. The product line is being marketed by a network of distributors who specialize in specialty medical products, including intravenous catheters. We have a number of product evaluations currently ongoing at various locations throughout the United States. Sales of Secure I.V. in fiscal 2006 were $75,000. The safety catheter segment is a new business unit for Span-America with limited sales and production history. Consequently, there can be no assurance that these products will be successful in the market or that the segment will become profitable.

In March 2006, we entered into a one-year distribution agreement with Command Medical Products, Inc. to sell the HuberPro™ safety Huber needle infusion set to customers in the alternate site market - primarily oncology clinics. The HuberPro is being sold by our existing Secure I.V. distributors. We believe that the addition of HuberPro will allow us to leverage our sales efforts by adding a second product line that can be sold to many of the same customers who are interested in the Secure I.V. product line. We believe the current distribution agreement, which expires in March 2007, will be renewed with no material changes.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense

	2006	2005	2004
Medical	$520,000	$407,000	$311,000
Custom products	2,000	1,000	11,000
Safety catheters	112,000	733,000	364,000
Total R&D expense	$634,000	$1,141,000	$686,000

We expect research and development costs in fiscal 2007 to be slightly higher than those of fiscal 2006 due mainly to a planned increase in new product development efforts in the medical segment.

Competition

Medical. In the medical market segment, we face significant competition for sales of our foam mattress overlays. Competition within the overlay market is primarily based on price and delivery for convoluted foam overlays. For therapeutic overlays, including Geo-Matt, competition is based on price, product performance, quality and delivery. However, the largest single source of competition for our mattress overlay products is from therapeutic support surfaces (or mattresses). Prior to fiscal 2006, sales of overlays had declined for several years as many customers eliminated the need for mattress overlays by purchasing therapeutic replacement mattresses. Competition with respect to our Span-Aid patient positioners is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods, such as the use of pillows and other devices to position patients.

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

The market for therapeutic replacement mattresses was developed principally during the 1990s. Competitors include The Encompass Group, Gaymar Industries, Inc., Hill-Rom (a division of Hillenbrand Industries, Inc.), Kinetic Concepts, Inc., Invacare Corporation, Sunrise Medical, Inc., Direct Supply, Inc. and Medline Industries, Inc. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

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

Within the last two years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China. Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products. It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam. Visco foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate. Because visco foam is more difficult to cut and shape than traditional foam, the visco mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs. Although we currently fabricate and sell visco foam products, it is more difficult for us to differentiate our products from our competitors’ because of the current commodity-like nature of visco foam mattress pads. In addition, since visco foam is significantly more expensive and heavier than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products to the U.S. market.

Safety Catheters. Our Secure I.V. products compete in the protected short peripheral intravenous catheter marketplace. Approximately 85% of the market is supplied by three major companies: Smiths Group plc, Becton Dickinson and Company, and B. Braun Medical, Inc. All of these companies have established national sales organizations and worldwide distribution networks. Their resources are greater than ours. We currently have distribution agreements with distributors in three distinct markets: acute care, alternate care and emergency medical services. Our emergency medical services distributor is a national distributor. The other distributors are regional but in combination offer national coverage.

We believe that Secure I.V.’s design offers a competitive advantage in that it allows for intravenous catheter insertions without the need for vein occlusion, which helps passively protect health care workers from exposure to blood-borne pathogens. However, potential customers may choose competing products over Secure I.V. because the competitors offer a wider range of custom variations for their safety catheters than we do for Secure I.V. In addition, the competitors are able to supply a wider variety of other medical devices to their customers. Because of design differences and economies of scale, competing devices are less costly to make.

Major Customers

We have a business relationship with Louisville Bedding Company to distribute our consumer foam products. Sales to Louisville Bedding during fiscal 2006 made up approximately 20% of our total net sales and approximately 69% of sales in the custom products segment.

In the medical segment, sales to two additional customers with whom we have business relationships to re-sell certain of our medical products exceed 10% of our total net sales. Sales to Hill-Rom, for whom we manufacture private label mattresses, during fiscal 2006 made up approximately 16% of total net sales and approximately 22% of sales in the medical products segment. Sales to one of our distributors, PSS World Medical, Inc. (“PSS”), during fiscal 2006 made up approximately 11% of total net sales and approximately 16% of sales in the medical products segment.

See “Distributor Relationships” above and Notes 16 and 17 in the Notes to Financial Statements below for more information on major customers. The loss of any of these major customers would have a material adverse effect on our business.

Seasonal Trends

  Some seasonality can be identified in certain of our medical and consumer foam products. However, the fluctuations have minimal effect on our operations because of offsetting trends among these product lines. We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

We hold 37 United States patents and 10 foreign patents relating to various components of our patient positioners, mattress overlays, and therapeutic support surfaces for the medical segment. Additional patent applications have been filed. We believe that these patents are important to our business. However, while we have a number of products covered by patents, there are competitive alternatives available, which are not covered by these patents. Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 7 years with additional patents pending. The PressureGuard patents have remaining lives ranging from 8 to 12 years with additional patents pending. The Span-Aids patents have remaining lives ranging from less than a year to 8 years.

As previously noted, in July 2002, we acquired assets related to the Secure I.V.® catheter product line of Vadus, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and 9 foreign patents, all of which are owned by Span-America. The Secure I.V. patents have remaining terms ranging from 6 to 15 years. The mark “Secure I.V.” is also Span-America’s registered trademark. We have also filed additional patent applications.

We hold 38 federally registered trademarks and 18 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish in the medical and consumer segments. Other federal registration applications are presently pending. We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

Raw Materials and Backlog

Polyurethane foam and nylon/vinyl mattress covers and tubes account for approximately 80% of our raw materials. In addition, we use corrugated shipping cartons, polyethylene plastic packaging material and hook-and-loop fasteners. We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the price increases for polyurethane foam in fiscal 2006.

As of September 30, 2006, we had unshipped orders of approximately $1.3 million, which represents a 31% decrease compared to our backlog of $1.8 million at fiscal year end 2005. Most of the decrease occurred in our medical products segment and was due to a large order for powered mattresses and one for seating products at fiscal year end 2005. Our order backlog fluctuates significantly from month to month. Consequently, the 31% decrease in backlog at fiscal year end 2006 is not necessarily indicative of sales trends for the coming fiscal year. All orders in the current backlog are expected to be filled in the 2007 fiscal year.

Employees

We had 289 full-time employees as of September 30, 2006. Of these employees, six were officers, 19 were management personnel, 24 were administrative and clerical personnel, 25 were sales personnel, and 215 were manufacturing employees. We are not a party to any collective bargaining agreement and have never experienced an interruption or curtailment of operations due to labor controversy. We believe that our relations with our employees are good.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from the Greenville, South Carolina plant. These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. The certification is subject to reassessment at six-month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2006.

Environmental Matters

Our manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. We believe that we are in substantial compliance with applicable regulations. We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A. Risk Factors

The Secure I.V. product line has limited sales history and market exposure and therefore involves greater risks and uncertainties than our more established product lines. We completed design and development of the Secure I.V. safety catheter in late fiscal 2005 and immediately began sales and marketing efforts for this new product line. The product line has been available to the market through select distributors for approximately one year with limited success. At this early stage in the product’s life cycle, we cannot accurately predict the degree of future success that Secure I.V. might achieve in the marketplace. Although our product has a unique design that to our knowledge is not available elsewhere in the market, we are competing against larger companies with more experience in the safety catheter market, well-established distribution channels and greater resources than Span-America. Consequently, it could take a significant amount of time and additional investment for Secure I.V. sales and earnings to have a meaningful impact on our operating results. We cannot offer assurance that Secure I.V. sales will become meaningful or that the safety catheter segment will become profitable. If the safety catheter segment does not become profitable, the assets related to this segment could become impaired. See “Impairment of Long-Lived Assets” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 in the Notes to Financial Statements for more information on the safety catheter segment.

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

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. These supplier-customer relationships can generally be ended by either party with minimal notice. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. Our largest customers in the medical segment are PSS World Medical and Hill-Rom. In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2006. The agreement automatically renews for successive three-year terms unless either party provides notice of their intent not to renew at least 60 days prior to the expiration date. Neither party has given notice of non-renewal. Both parties are currently negotiating non-material amendments to the agreement, which have not been finalized. For more information on major customers and information on our business segments, see the discussion under “Major Customers” on page 9 and Notes 16 and 17 in the Notes to Financial Statements, Item 1. “Business - Industry Segment Data - Medical - Distributor Relationships” and Item 1. “Business - Industry Segment Data - Custom Products.”

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases or expense reductions. The cost of polyurethane foam represented approximately 40% of our total cost of goods sold in fiscal 2006. An increase in foam raw material costs that we are not able to offset could have a significant negative effect on our profitability. Besides polyurethane foam, our other major raw material categories include nylon mattress covers, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated cartons. Raw materials are our single largest cost category in the business, representing approximately 72% of our total cost of goods sold in fiscal 2006. Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or other means.

Our sales volume could decline as a result of competition from low-cost foreign imports. Within the last two years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports. In the medical segment, the number of low-cost, imported mattress products has increased in the last two years, but it has not yet had a significant impact on our medical business. We have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products and our customers, who are generally national retailers, are more likely to change suppliers to buy lower-cost products. Therefore, we could lose significant parts of our consumer bedding business and certain parts of our medical business if we are unable to compete effectively with low-cost imports.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own our principal office and manufacturing facility which is located in Greenville, South Carolina. This facility contains approximately 188,000 square feet used by the medical and custom products segments and is located on a 13-acre site. This includes a 58,000 square foot plant expansion completed in fiscal 2006. The addition is being used for manufacturing and warehousing purposes.

We lease 15,000 square feet of warehouse space in Salt Lake City, Utah for use as a distribution center for our medical products. The lease rate for the facility is $6,750 per month. The lease expires in August 2008 unless renewed by mutual agreement. Until October 31, 2006 we leased a manufacturing facility in Norwalk, California. The lease expired on October 31, 2006.

We consider the South Carolina and Utah facilities to be suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

From time to time we are a party to various legal actions arising in the normal course of business. We believe that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2006 fiscal year.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN. As of September 30, 2006, there were 2,660,345 common shares outstanding. As of December 15, 2006, there were 215 shareholders of record and approximately 1,000 beneficial shareholders. The closing price of Span-America's stock on December 15, 2006 was $14.13 per share.

Selected quarterly stock price data is shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2006
High	$11.15	$14.90	$14.00	$13.74	$14.90
Low	8.65	10.05	10.27	10.83	8.65

For Fiscal 2005
High	$12.50	$13.70	$11.19	$12.95	$13.70
Low	10.42	10.00	8.62	8.81	8.62

The Company has paid a regular quarterly cash dividend since January 1990. In July 2004, the Board increased the quarterly dividend to $0.04 per share from $0.035 per share. In December 2004, the Board declared a special cash dividend of $0.40 per share payable on January 12, 2005 to all shareholders of record on December 22, 2004. In July 2005, the Board increased the quarterly dividend to $0.045 per share from $0.04 per share. In July 2006, the Board increased the quarterly dividend to $0.06 per share from $.045 per share. The Company expects to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time. Future dividend payments will depend upon the Company’s earnings and liquidity position.

Each non-employee Director of the Company receives 1,000 shares of Company common stock per year in lieu of annual cash compensation. As compensation for additional duties, the Chairman of the Board receives an additional 1,000 shares, and the Chairman of the Audit Committee receives an additional 500 shares of Company common stock per year. The following table sets forth information about unregistered shares of common stock issued in fiscal year 2006 to our non-employee Directors for their service as Directors.

	# Shares of Common	Fair Market Value on	Aggregate
Issue Date	Stock Issued	Issue Date ($ Per Share)	Value
03/03/06	8,500	$13.38	$113,730

We did not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2006	2005	2004	2003	2002
For the year:
Net sales	$51,557	$48,439	$49,929	$41,575	$33,536
Gross profit	15,699	14,713	12,691	11,134	10,175
Operating income	4,010	3,133	2,308	1,440	1,717
Net income	3,055	2,439	1,985	1,399	1,658
Cash flow from operations	2,497	2,589	2,812	1,147	1,486
Capital expenditures	1,074	2,405	1,997	1,647	559

Per share:
Net income:
Basic	$1.15	$0.94	$0.77	$0.55	$0.66
Diluted	1.10	0.89	0.73	0.53	0.64
Cash dividends declared	0.195	0.565	0.145	0.14	0.12

At end of year:
Working capital	13,338	10,638	11,623	10,814	11,058
Property and equipment - net	8,132	8,090	6,185	4,817	3,632
Total assets	31,012	28,666	27,098	24,156	22,076
Shareholders' equity	24,517	21,561	20,419	18,525	17,394
Book value per share	9.22	8.26	7.88	7.26	6.85
Number of employees	289	293	303	299	254

Key ratios:
Return on net sales	5.9%	5.0%	4.0%	3.4%	4.9%
Return on average shareholders' equity	13.3%	11.6%	10.2%	7.8%	9.9%
Return on average total assets	10.2%	8.7%	7.7%	6.1%	7.8%
Current ratio	3.8	3.0	3.3	3.5	4.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s business is divided into three market segments: medical, custom products and safety catheters. In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids®, Isch-Dish®, and Selan® products. In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market. Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company. The industrial product line is sold directly by Span-America. The safety catheter segment consists of two product lines: the Secure I.V.® short peripheral intravenous catheter and the HuberPro® safety Huber needle infusion set. Secure I.V. is manufactured for Span-America by an unaffiliated contract manufacturer according to our specifications. The HuberPro product line is manufactured by Command Medical Products, Inc. and sold by Span-America under a license agreement. Our revenues, profits and cash flows are derived from the development, manufacture and sale of these products.

RESULTS OF OPERATIONS FISCAL 2006 VS. 2005

Summary

Net sales in fiscal 2006 increased 6% to $51.6 million compared with $48.4 million in fiscal 2005. The sales increase was the result of higher volumes in the medical segment where sales increased 21% to $36.7 million. Sales in the custom products segment fell by 18% to $14.8 million.

Net income rose 25% in fiscal 2006 to a record $3.1 million, or $1.10 per diluted share, compared with $2.4 million, or $0.89 per diluted share, in fiscal 2005. The increase in earnings resulted mainly from higher unit sales in our PressureGuard® line of therapeutic surfaces for the medical segment and a decline in research and development expenses in the safety catheter segment compared with fiscal 2005.

Sales

Sales in our medical segment rose 21% to $36.7 million in fiscal 2006 compared with $30.3 million the previous year. The medical sales growth was led by our proprietary therapeutic support surfaces (or mattresses), sales of which increased by 28% over 2005 levels. We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Our PressureGuard CFT® support surfaces, which are sold primarily in the acute care market, made up about two-thirds of the total growth in the medical segment. Other top performing mattress products included the PressureGuard APM2® alternating pressure mattresses, the PressureGuard Easy Air® low-air-loss mattress and our private label therapeutic surfaces manufactured for Hill-Rom. The APM2 and Easy Air products are sold primarily in the long-term care and home care sections of the medical market. In other medical product lines, Selan® skin care products rose by 11%. Mattress overlay sales were up by 6%. Sales of seating products increased 2%, and sales of patient positioners climbed by 1%. The majority of the sales increases in our positioners, seating and overlay product lines were due to sales price increases that were passed along to customers in response to raw material cost increases we received in the first quarter of fiscal 2006.

Our medical business achieved solid growth in fiscal 2006 primarily because of increased customer demand for our therapeutic support surfaces, particularly in the long-term care market, and the success of our private label support surfaces in the acute care market. Therapeutic support surfaces made up approximately 73% of our total medical sales in fiscal 2006, and are our fastest growing medical product lines. The growth in medical mattress sales could make our total medical sales more volatile from quarter to quarter because mattresses are capital purchase items with longer selling cycles, whereas our other medical products are generally consumable items where repeat orders are common. We expect total medical sales to increase during fiscal 2007, but the rate of growth will likely be slower than that achieved in fiscal 2006.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market. Sales in the custom products segment declined 18% during fiscal 2006 to $14.8 million from $18.1 million in fiscal 2005. The entire decline occurred in the consumer portion of the custom products segment, where sales of consumer bedding products were down 29% to $11.2 million. The consumer sales decline was caused primarily by the phase out of our previous line of Geo-Comfort foam overlays sold to Wal-Mart, increased competition from imported and domestic visco foam products and lost business to one customer that was acquired by a larger company. The weakness in consumer sales was the main factor causing the operating loss in the custom products segment during fiscal 2006. To help reverse this trend, we developed a new Fusion™ mattress overlay during the year, which began shipping late in our fourth fiscal quarter. The Fusion pad replaces the Geo-Comfort line and is being sold under Wal-Mart’s HomeTrends brand. We are also selling the Fusion products to other retailers. As a result of the new product introduction and other new programs with our marketing partner Louisville Bedding Company, we expect consumer sales to grow modestly in fiscal 2007.

In the other part of the custom products segment, industrial sales increased by 46% to $3.6 million. The industrial sales increase was primarily attributable to higher demand from existing customers. We believe industrial sales in fiscal 2007 will be slightly higher than those of fiscal 2006.

Sales in the safety catheter segment were $120,000 in fiscal 2006 and consisted of $75,000 in sales of Secure I.V. catheters and $45,000 in sales of the HuberPro infusion sets. Sales of Secure I.V. were $6,000 in fiscal 2005. There were no comparable HuberPro sales in the year-earlier period. Results in the safety catheter business continued to be below our expectations. However, we made progress in the segment and were encouraged by three positive events during fiscal 2006. First, we signed a license agreement in the second quarter that added the HuberPro™ product line to the safety catheter business unit. Our investment in the HuberPro product line is limited to the purchase of inventory, which we will stock and then resell through our distributors. The HuberPro is a safety Huber needle infusion set sold in the alternate site market, mainly to oncology clinics. The addition of the HuberPro line allows us to leverage our distribution and sales efforts that were previously focused only on Secure I.V. Second, in the third quarter we signed an agreement to offer Secure I.V. to Novation, the industry’s leading health care contracting services company. The agreement does not require a purchase commitment, but it should significantly increase the visibility of Secure I.V. within Novation’s network of 2,500 VHA and UHC members. And finally, during the fourth fiscal quarter, we finalized arrangements to sell Secure I.V. through Bound Tree Medical, which serves as our exclusive distributor for Secure I.V. in the emergency medical market.

We expect sales of Secure I.V. and HuberPro to increase in fiscal 2007, but we do not yet have enough market feedback to accurately project growth. We plan to expand our sales and distribution efforts within the safety catheter segment in the coming year, but we do not expect the segment to be profitable in fiscal 2007. We believe, however, that the operating loss for the segment in fiscal 2007 will be less than that of fiscal 2006. Our main focus for this segment in fiscal 2007 will be to increase sales volume and market exposure for these two product lines and gain enough customer feedback to evaluate the potential for future success in the safety catheter business.

Gross Profit

Our gross profit level increased by 7% during fiscal 2006 to $15.7 million compared with $14.7 million in fiscal 2005. The gross profit margin percentage remained level at 30.4%. The increase in gross profit level was due to higher sales volumes in the medical segment. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. In addition, higher material costs were also partly offset by lower labor costs due to improved manufacturing efficiencies and lower overtime requirements related to higher inventory levels. We expect the gross margin percentage during fiscal 2007 to be slightly lower than that of fiscal 2006 because of an expected shift in sales mix toward the lower margin custom products segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 7% to $8.2 million, or 15.9% of net sales, in fiscal 2006 compared with $7.7 million, or 15.8% of sales, in fiscal 2005. Most of the increase occurred in the medical segment and was due to higher expenses for commissions and shipping costs related to higher sales volumes. We believe that total selling and marketing expenses for fiscal 2007 will increase over 2006 levels due to planned programs and expected future growth in the medical and safety catheter segments.

Total research and development expenses decreased 44% to $634,000 in fiscal 2006 compared with $1.1 million in fiscal 2005. The entire decrease occurred in the safety catheter segment where R&D expenses dropped by $621,000, or 85%, to $112,000 compared with $733,000 in the prior year. R&D expenses were high in the safety catheter segment during the first three quarters of fiscal 2005 because of design changes being made to Secure I.V. The design changes were completed in the fourth quarter of fiscal 2005, which significantly lowered R&D expenses related to Secure I.V. in fiscal 2006. We expect research and development expenses for the safety catheter segment during fiscal 2007 to be similar to those of fiscal 2006. We consider safety catheters to be a separate reportable segment based on product type and distribution channels. See Note 17 in the Notes to Financial Statements for additional information on the safety catheter segment.

In the medical segment, R&D expenses increased 27% in fiscal 2006 to $520,000 compared with $407,000 in 2005, offsetting part of the expense decline in the safety catheter segment. The expense increase in the medical segment was related to new product development efforts. We expect total R&D expenses in fiscal 2007 to be slightly higher than those of fiscal 2006.

General and administrative expenses remained level at $2.8 million in fiscal 2006. Increases in incentive compensation and bad debt expense were offset by a decline in insurance expense. We expect general and administrative expenses for 2007 to be slightly higher than 2006 levels.

The operating loss in the safety catheter segment for fiscal 2006 declined by 28% to $1.1 million ($0.26 per diluted share after taxes) compared with $1.5 million ($0.35 per diluted share after taxes) in fiscal 2005. The decline in operating loss was primarily due to a reduction in R&D expenses. We believe that the operating loss in the safety catheter segment for fiscal 2007 will be less than that of fiscal 2006.

The custom products segment also showed an operating loss in fiscal 2006. The custom products operating loss for fiscal 2006 increased to $1.1 million ($0.26 per diluted share after taxes) compared with a loss of $226,000 ($0.05 per diluted share after taxes) in fiscal 2005. The increase in the operating loss was primarily caused by the decline in sales volume of consumer bedding products as described above. The custom products segment receives an allocated share of our total manufacturing overhead and administrative expenses. Since these allocated expenses are largely fixed within a reasonable range of sales volume, a sales decline within the segment can result in a proportionally larger decline in segment operating income. However, we believe that the custom products segment makes a positive contribution to the Company’s earnings because the segment absorbs overhead and administrative expenses that would be reallocated to the medical segment if we exited the custom products business. If that occurred, the medical segment and the total company would likely be less profitable.

Total operating profit increased 28% to $4.0 million compared to $3.1 million in fiscal 2005. The increase was primarily the result of higher sales volume in the medical segment and lower R&D expenses in the safety catheter segment.

Non-Operating Income

Investment income increased by 80% to $204,000 in fiscal 2006 compared with $113,000 in fiscal 2005. The increase in investment income was the result of higher interest rates and slightly higher average balances of marketable securities in fiscal 2006.

Royalty income fell 50% in fiscal 2006 to $247,000 compared with $498,000 in fiscal 2005 as a result of the expiration in December 2005 of our license agreement for the Safety-Lok® shielded syringe product licensed to Becton Dickinson and Company (BD). The license agreement ended due to the expiration of the related patents. We received the final royalty payment from BD in February 2006.

Other non-operating income for 2006 included a $99,000 gain on the sale of manufacturing equipment. We expect total non-operating income for fiscal 2007 to be significantly lower than 2006 levels because of lower royalty income as described above and the lack of additional gains on asset sales.

Net Income and Dividends

Net income for fiscal 2006 increased 25% to $3.1 million, or $1.10 per diluted share, compared with $2.4 million, or $0.89 per diluted share, in fiscal 2005. The increase was due primarily to higher sales volume in the medical segment, lower R&D expenses in the safety catheter segment and lower labor costs due to improved manufacturing efficiencies.

During fiscal 2006, we paid dividends of approximately $517,000, or 17% of net income, for the year. This amount represented three quarterly dividends of $0.045 per share and one quarterly dividend of $0.06 per share.

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

Net income rose 23% in fiscal 2005 to $2.4 million, or $0.89 per diluted share, compared with $2.0 million, or $0.73 per diluted share, in fiscal 2004. The increase in earnings resulted primarily from higher unit sales of PressureGuard® and Geo-Mattress® therapeutic surfaces for the medical market and a more profitable product mix, as sales rose in the higher margin medical segment and fell in the lower margin custom products segment.

Sales

Sales in our medical segment rose 30% to $30.3 million in fiscal 2005 compared with $23.3 million the previous year. The medical sales growth was led by our therapeutic support surfaces which increased by 58% over 2004 levels. We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Increased sales of the PressureGuard CFT® mattresses, sold mostly in the acute care market, made up about half of the total growth in the medical segment. The PressureGuard APM® and Easy Air® powered therapeutic surfaces and the Geo-Mattress foam mattresses also made up a significant portion of our medical sales growth during the year. The APM, Easy Air and Geo-Mattress products are sold primarily in the long-term care and home care sections of the medical market. In other medical product lines, sales of seating products increased 10%, Selan® skin care products rose by 9%, and patient positioners decreased by 9% due to lower export sales. Sales of overlays were down by 14%, continuing a long-term trend of customers switching to replacement mattresses from mattress overlays. Our medical business achieved solid growth in fiscal 2005 primarily because of increased customer acceptance of our therapeutic mattresses, particularly in the long-term care market, and the initial success of our private label mattresses in the acute care market.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market. Sales in the custom products segment declined 32% during fiscal 2005 to $18.1 million from $26.5 million in fiscal 2004. Most of the custom products 2005 sales decrease was due to lower unit volumes of pillows and Geo-Systems® mattress pads sold to major retailers through Louisville Bedding Company. Sales of consumer bedding products decreased 34% in 2005 to $15.6 million. The decline in consumer bedding sales resulted from increased competition in the mattress pad business, particularly from visco foam products, and in pillow products where a portion of our business was lost to a competing visco foam pillow manufactured in China. In addition, we lost a smaller part of our mattress pad business due to a customer switching from our branded products to a lower cost private-label version.

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

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 11% to $7.7 million, or 15.8% of sales, in fiscal 2005 compared with $6.9 million, or 13.9% of sales, in fiscal 2004. Most of the increase occurred in the medical segment and was due to higher expenses for commissions, salespersons’ salaries and shipping costs. Selling and marketing expenses increased as a percent of sales primarily because of the decline in custom products sales during the year.

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

During fiscal 2005, we paid dividends of approximately $1.5 million, or 60% of net income, for the year. This amount represented three quarterly dividends of $0.04 per share, one quarterly dividend of $0.045 per share and one special dividend of $0.40 per share.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $2.5 million during fiscal 2006, which was a 4% decline compared with $2.6 million in fiscal 2005. The major factors contributing to the change in cash flow during the year were increased inventory and decreased accounts payable and accrued expenses. These reductions in operating cash flow were largely offset by increases in net income and a decrease in accounts receivable.

Working capital increased by $2.7 million, or 25%, to $13.3 million during fiscal 2006. The increase was caused by higher year-end balances of cash and marketable securities related to improved sales. Our working capital level was also affected by an increase in inventory levels as discussed below and a decrease in accounts payable and accrued liabilities. Our current ratio increased to 3.8 at September 30, 2006 from 3.0 at fiscal year end 2005.

Accounts receivable, net of allowances, decreased 3% to $7.0 million at the end of fiscal 2006 compared with $7.2 million at the end of fiscal 2005. The decrease resulted from higher sales in the medical segment in the fourth quarter of 2005 which were collected in the first quarter of fiscal 2006. The days sales outstanding (or average collection time), calculated using a 12-month average for accounts receivable balances, increased to 47 days in 2006 compared with 44 days in 2005. The increase resulted from a higher percentage of medical sales in fiscal 2006. Medical sales typically have longer collection times than custom products sales. All of our accounts receivable are unsecured.

Inventory, net of reserves, increased by $1.1 million (35%) to $4.4 million at September 30, 2006 compared with $3.2 million at October 1, 2005. The increases occurred in the medical segment and in the newly acquired HuberPro line, which is part of the safety catheter segment. The increase in the medical product line was intended to support higher medical sales levels and reduce order fill times particularly for medical mattress products. The increase in medical inventory was also affected by the release of an updated version of our patented low-air-loss mattress. Inventory turns for fiscal 2006 decreased to 9.5 times from 11.4 times in fiscal 2005 primarily because of higher inventory levels in the medical and safety catheter segments. We expect inventory levels in fiscal 2007 to be slightly higher than those of fiscal 2006.

Prepaid expenses increased 32% to $736,000 during fiscal 2006 from $557,000 at the end of fiscal 2005. The increase was primarily the result of an increase in income taxes receivable at year end fiscal 2006.

Net property and equipment increased by less than 1% during fiscal 2006. The change resulted from the combination of building and equipment purchases of $1.1 million partially offset by regular depreciation expense. Approximately $628,000 of the capital expenditures for fiscal 2006 was related to the 58,000 square foot expansion to our South Carolina manufacturing plant, which was completed in November 2005. We expect capital expenditures in fiscal 2007 to be less than fiscal 2006 primarily because no building expansion is planned in 2007 and capital expenditures will be limited mainly to investments in new equipment.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we order. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the six to nine month period between the date the order is placed and the date of final payment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts as of September 30, 2006. We have not engaged in foreign currency transactions since fiscal year 2003; however, it is possible that we will do so again in fiscal 2007 due to anticipated purchases of equipment manufactured in Germany.

Other assets increased by 5% to $2.8 million during fiscal 2006 compared with $2.6 million at fiscal year end 2005 mainly due to an increase in the cash surrender value of life insurance policies and expenditures for patents and trademarks.

Our trade accounts payable decreased 12% in fiscal 2006 to $2.4 million. The decrease in payables was primarily the result of higher sales levels and associated purchases during the last two months of fiscal 2005 related to unusually high sales volume in the fourth quarter of fiscal 2005, which was not repeated in the fourth quarter of fiscal 2006. Accrued and sundry liabilities decreased by 7% during the year to $2.5 million compared with $2.7 million last year. The decrease was mostly due to lower accruals for income taxes.

We believe that funds on hand and funds generated from operations are adequate to finance our operations and expected capital requirements during fiscal 2007 and for the foreseeable future. The terms of our supply agreement with the contract manufacturer for our Secure I.V. product line require us to pay approximately $9,100 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next six to 12 months, depending on actual production volume, and can be changed by the mutual agreement of both parties.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2006 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Purchase obligations - Note 19	$2,500	$625	$1,250	$625
Deferred compensation - Note 10	945	114	227	227	$377
Total contractual obligations	$3,445	$739	$1,477	$852	$377

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was a moderate factor for our operations in fiscal 2006. We received price increases on certain of our polyurethane foam and other raw materials in our first fiscal quarter. We recovered the majority of the cost of these increases by selectively raising sales prices, improving manufacturing efficiencies and reducing other costs. Our raw material pricing largely stabilized in the second fiscal quarter, and further increases during the remainder of the fiscal year were not material. Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor in our operations in fiscal 2007. However, volatile oil prices, additional increases in the cost of polyurethane foam or other raw materials could negatively affect our profitability if we are unable to recover the higher costs through sales price increases or other cost reduction efforts.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken to set credit limits for all customers. On a quarterly basis, we evaluate past due items in the accounts receivable listing and provide what we estimate to be adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of non-collectibility and may require additional provisions which would negatively impact our operating results. As of September 30, 2006, our provision for doubtful accounts represented approximately 1.7% of total accounts receivable, or $117,000.

Inventories

We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimated forecast of product demand and production. Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of September 30, 2006, our provision for excess and obsolete inventory represented approximately 10.2% of total inventories, or $446,000.

We began to carry Secure I.V. inventory in fiscal 2005 and HuberPro inventory in fiscal 2006. Since we have limited sales and production history for these new product lines, our future estimates for safety catheter inventory reserves could be more volatile than those in our medical and custom products segments.

Warranty Obligations

We warrant certain of our products for a specific period of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results. Our actual warranty expense was approximately $185,000 in fiscal 2006 and $174,000 in fiscal 2005. See Notes 7 and 8 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit. For fiscal year end 2006, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of September 30, 2006, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets

“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value. As required by SFAS No. 144, we evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. To date, we have had no indicators of impairment for long-lived assets. However, our investment in the safety catheter business unit raises the possibility of a future impairment loss. Since the Secure I.V. product line has limited sales history and is in the process of emerging from development stage, it involves greater risks and uncertainties than our more established product lines. We completed the initial design and development of Secure I.V. during the third quarter of fiscal 2005. We have been marketing the product line through select distributors since approximately September 2005. During fiscal year 2006, sales of Secure I.V. were $75,000. The continued passage of time without an improvement in sales increases the possibility of a future impairment charge in the safety catheter segment. If Secure I.V. sales do not show a meaningful increase in the near future, it is possible that the assets associated with Secure I.V. could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets. If the assets associated with the safety catheter segment became impaired, the impairment loss could be as much as the total assets of the safety catheter segment. (See Note 17 in the Notes to Financial Statements.) If such an event had occurred as of September 30, 2006, our assets and operating income would have been reduced by up to $3.3 million, and net income after taxes would have been reduced by up to $2.2 million, or $0.81 per diluted share, using the weighted average diluted shares outstanding at fiscal year end 2006. The actual amount of any future impairment loss could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

Present Value of Deferred Compensation

We are obligated to make fixed payments under a retirement agreement over the remaining life of Span-America’s founder as discussed in Note 10 “Deferred Compensation” in the Notes to Financial Statements. We have fully accrued the present value of the expected payments due over the executive’s estimated life expectancy. In calculating this present value we estimated an effective long-term interest rate of 8%. If actual long-term interest rates declined significantly and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results. As of September 30, 2006, we had recorded a deferred compensation liability of approximately $945,000, including current and long-term portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $58,000 and pre-tax income would be reduced by the same amount.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance. As of September 30, 2006, we had short-term investments of $5.1 million which were classified as available for sale. Included in these short-term investments are approximately $4.8 million of high quality and highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank and are therefore highly rated. The interest rate on the bonds is a floating rate which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process. We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date. Using the level of securities available for sale at fiscal year end 2006, a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $48,000. The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

Our $5.1 million in short-term investments at fiscal year end also included approximately $365,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have after-tax dividend yields currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at September 30, 2006 include $1.8 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies which are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended September 30, 2006, cash value of life insurance increased by 6%, creating after-tax income of approximately $94,000.

Item 8. Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Financial Statements

September 30, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of September 30, 2006 and October 1, 2005 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc., as of September 30, 2006 and October 1, 2005 and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina
November 1, 2006

Statements of Income
		Years Ended
	September 30,	October 1,	October 2,
	2006	2005	2004

Net sales	$51,556,548	$48,439,310	$49,929,129
Cost of goods sold	35,857,885	33,725,836	37,238,586
Gross profit	15,698,663	14,713,474	12,690,543

Selling and marketing expenses	8,208,043	7,656,876	6,924,720
Research and development expenses	633,608	1,141,198	686,413
General and administrative expenses	2,846,534	2,781,951	2,771,205
	11,688,185	11,580,025	10,382,338

Operating income	4,010,478	3,133,449	2,308,205

Non-operating income (expense):
Investment income	204,042	113,342	101,958
Royalty income	246,627	497,516	545,072
Other	103,664	29,600	(8,326)
	554,333	640,458	638,704

Income before income taxes	4,564,811	3,773,907	2,946,909
Provision for income taxes (Note 12)	1,510,000	1,335,000	962,000
Net income	$3,054,811	$2,438,907	$1,984,909

Earnings per share of common stock (Note 13)
Net income:
Basic	$1.15	$0.94	$0.77
Diluted	$1.10	$0.89	$0.73

Dividends per share of common stock	$0.195	$0.565	$0.145

Weighted average shares outstanding:
Basic	2,648,635	2,603,932	2,579,451
Diluted	2,771,924	2,739,149	2,731,873

The accompanying notes are an integral part of these financial statements.

Balance Sheets
	September 30,	October 1,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$975,525	$894,386
Securities available for sale (Note 2)	5,134,882	4,106,326
Accounts receivable, net of allowances of $117,000
(2006) and $116,000 (2005)	6,986,794	7,232,522
Inventories (Note 3)	4,353,479	3,216,483
Prepaid expenses and deferred income taxes	735,684	557,172
Total current assets	18,186,364	16,006,889

Property and equipment, net (Note 4)	8,132,057	8,089,511
Goodwill (Note 5)	1,924,131	1,924,131
Other assets (Notes 5 and 6)	2,769,926	2,645,314
	$31,012,478	$28,665,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,374,357	$2,704,100
Accrued and sundry liabilities (Note 7)	2,474,049	2,664,618
Total current liabilities	4,848,406	5,368,718

Deferred income taxes (Note 12)	815,000	869,000
Deferred compensation (Note 10)	831,614	866,750
Total liabilities	6,495,020	7,104,468

Commitments and contingencies (Notes 18 and 19)

Shareholders' equity (Notes 11 and 13)
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares
2,660,345 (2006) and 2,611,768 (2005)	1,032,118	707,016
Additional paid-in capital	136,614	41,882
Retained earnings	23,352,221	20,814,191
Accumulated other comprehensive loss	(3,495)	(1,712)
Total shareholders' equity	24,517,458	21,561,377

	$31,012,478	$28,665,845

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity and Comprehensive Income

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at September 27, 2003	2,552,154	$283,981	$10,035	$18,231,325	$-	$18,525,341

Net income for the 2004 fiscal year				1,984,909		1,984,909
Common stock issued to Directors	8,500	114,750				114,750
Common stock issued on
exercise of stock options	31,564	159,125				159,125
Tax benefits for stock options exercised			9,262			9,262
Cash dividends paid or declared
($0.145 per share)				(373,995)		(373,995)
Balance at October 2, 2004	2,592,218	557,856	19,297	19,842,239	-	20,419,392

Net income for the 2005 fiscal year				2,438,907		2,438,907
Unrealized loss on securities
available for sale					(1,712)	(1,712)
Comprehensive income						2,437,195
Common stock issued to Directors	9,000	92,970				92,970
Common stock issued on
exercise of stock options	10,550	56,190				56,190
Tax benefits for stock options exercised			11,566			11,566
Stock option compensation expense			11,019			11,019
Cash dividends paid or declared
($0.565 per share)				(1,466,955)		(1,466,955)
Balance at October 1, 2005	2,611,768	707,016	41,882	20,814,191	(1,712)	21,561,377

Net income for the 2006 fiscal year				3,054,811		3,054,811
Unrealized loss on securities
available for sale					(1,783)	(1,783)
Comprehensive income						3,053,028
Common stock issued to Directors	8,500	113,730				113,730
Common stock issued on
exercise of stock options	40,077	211,372				211,372
Tax benefits for stock options exercised			47,872			47,872
Stock option compensation expense			46,860			46,860
Cash dividends paid or declared
($0.195 per share)				(516,781)		(516,781)
Balance at September 30, 2006	2,660,345	$1,032,118	$136,614	$23,352,221	$(3,495)	$24,517,458

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

		Years Ended
	September 30,	October 1,	October 2,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$3,054,811	$2,438,907	$1,984,909
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	814,210	715,706	618,559
Amortization	128,971	128,769	98,449
Provision (recovery) for losses on accounts receivable	47,762	34,263	(6,830)
Provision for deferred income taxes	(39,128)	(122,434)	385,262
(Gain) loss on sale and disposal of property and equipment	(99,378)	(26,246)	11,596
Increase in cash value of life insurance	(102,955)	(101,233)	(121,464)
Deferred compensation	(35,136)	(32,533)	(30,124)
Stock compensation expense	46,860	11,019
Changes in operating assets and liabilities:
Accounts receivable	176,341	(671,343)	(669,888)
Inventory	(1,136,996)	(498,910)	(178,248)
Prepaid expenses and other assets	(65,976)	457,496	(80,334)
Accounts payable and accrued expenses	(291,907)	255,402	799,651
Net cash provided by operating activities	2,497,479	2,588,863	2,811,538

INVESTING ACTIVITIES:
Purchases of marketable securities	(4,618,714)	(3,719,866)	(1,800,000)
Proceeds from sales of marketable securities	3,610,000	4,305,000	1,273,636
Purchases of property and equipment	(1,073,696)	(2,405,418)	(1,997,491)
Proceeds from sale of property and equipment	101,305	26,246
Payments for other assets	(116,434)	(185,295)	(165,237)
Net cash used for investing activities	(2,097,539)	(1,979,333)	(2,689,092)

FINANCING ACTIVITIES:
Dividends paid	(516,781)	(1,466,955)	(373,995)
Common stock issued upon exercise of options	197,980	44,213	147,815
Net cash used for financing activities	(318,801)	(1,422,742)	(226,180)

Increase/(decrease) in cash and cash equivalents	81,139	(813,212)	(103,734)
Cash and cash equivalents at beginning of year	894,386	1,707,598	1,811,332
Cash and cash equivalents at end of year	$975,525	$894,386	$1,707,598

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company manufactures and distributes replacement mattresses, mattress overlays, patient positioners, seating cushions, and skin care products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada. In addition, the Company has recently begun manufacturing and marketing the Secure I.V. line of intravenous catheters to the health care market in North America. The catheter product line was acquired in early development stage in 2002. The Company began selling the HuberPro needle infusion set in April 2006 primarily to oncology clinics.

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

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use. As of October 1, 2005, the balance in construction in progress represented costs incurred relating to a 58,000 square foot expansion of the Greenville, SC plant. The total cost of the expansion was $2.9 million. The building was occupied in November 2005. (See Note 4.)

Intangibles

Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Goodwill, costs in excess of the fair value of net assets, acquired from two separate acquisitions, is accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” See Note 5. Accumulated amortization of intangible assets at September 30, 2006 and October 1, 2005 was approximately $2,546,000 and $2,419,000, respectively. The Company reviews annually the recoverability of the carrying value of these assets in accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

Shipping and Handling Costs

Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,697,000 in 2006, $1,516,000 in 2005, and $1,445,000 in 2004.

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

Stock-Based Compensation

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R “Share-Based Payment,” which requires the Company to measure and recognize compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective method.

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
	2006	2005	2004
Net income
As reported	$3,054,811	$2,438,907	$1,984,909
Add stock-based employee compensation
expense included in reported net income,
net of taxes	46,860	11,019
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - after adoption of SFAS 123R	(46,860)	(11,019)
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - prior to adoption of SFAS 123R		(140,166)	(156,594)
Pro forma	$3,054,811	$2,298,741	$1,828,315

Basic net income per common share
As reported	$1.15	$0.94	$0.77
Stock option expense, net of taxes	-	(0.05)	(0.06)
Pro forma	$1.15	$0.88	$0.71

Diluted net income per common share
As reported	$1.10	$0.89	$0.73
Stock option expense, net of taxes	-	(0.05)	(0.06)
Pro forma	$1.10	$0.84	$0.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006, 2005 and 2004, respectively: risk-free interest rates of 4.58%, 4.08% and 4.14%; dividend yields of 1.5%, 1.5% and 1.1%; volatility factors of the expected market price of the Company's common stock of 35.7%, 32.3% and 38.9%; and a weighted average expected life of the option of 8.2 years for fiscal year 2006 and 8.0 years for fiscal years 2005 and 2004.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to September 30. Fiscal years 2006 and 2005 were 52-week years. Fiscal year 2004 was a 53-week year. Fiscal year 2007 will be a 52 -week year.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also established a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for us beginning in fiscal 2008. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for us in fiscal 2008. We do not believe SAB 108 will have a material effect on our financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $3,495 and $1,712 during fiscal years 2006 and 2005. The Company had no unrealized holding gains or losses during fiscal year 2004.

	2006	2005
Variable rate demand notes	$4,769,797	$3,938,171
Preferred stocks	365,085	168,155
	$5,134,882	$4,106,326

3. INVENTORIES

	2006	2005
Raw materials	$2,829,048	$2,412,803
Finished goods	1,524,431	803,680
	$4,353,479	$3,216,483

4. PROPERTY AND EQUIPMENT

	2006	2005
Land	$469,718	$317,343
Land improvements	486,698	246,172
Buildings	6,774,418	4,317,011
Construction in progress		2,233,042
Machinery and equipment	7,817,829	8,624,238
Furniture and fixtures	447,412	427,175
Automobiles	9,520	9,520
Leasehold improvements	12,330	12,330
	16,017,925	16,186,831
Less accumulated depreciation	7,885,868	8,097,320
	$8,132,057	$8,089,511

5. GOODWILL AND OTHER INTANGIBLES

As of September 30, 2006 and October 1, 2005 the Company had goodwill (net of accumulated amortization) of $1,924,131 and patents and trademarks (net of accumulated amortization) of $720,221 as of September 30, 2006 and $762,757 as of October 1, 2005. All goodwill is part of the medical segment. Patents and trademarks are part of the medical and safety catheter segments. The Company has re-assessed the useful lives of goodwill and patents and trademarks. Goodwill was determined to have an indefinite useful life. Amortization of goodwill ceased on September 29, 2001 as a result of the Company’s adoption of SFAS No. 142 at the beginning of fiscal year 2002. The useful lives of individual patents and trademarks were reviewed and no material changes were required. No impairment losses were recorded on the Company’s intangible assets as a result of the adoption of SFAS No. 142 based on the annual goodwill impairment test.

Amortization expense for patents and trademarks during fiscal years 2006, 2005, and 2004 was $128,971, $128,769, and $98,449, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated
Amortization
Fiscal years	Expense
2007	$101,782
2008	80,814
2009	78,784
2010	76,617
2011	73,293

6. OTHER ASSETS

	2006	2005
Patents and trademarks, net of accumulated amortization
of $1,518,281 (2006) and $1,391,551 (2005)	$720,221	$762,757
Cash value of life insurance policies	1,782,658	1,679,703
Other	267,047	202,854
	$2,769,926	$2,645,314

7. ACCRUED AND SUNDRY LIABILITIES

	2006	2005
Salaries and other compensation	$1,384,772	$1,347,808
Federal and state income taxes	13,435	333,889
Payroll taxes accrued and withheld	126,450	111,638
Property taxes	144,800	144,800
Medical insurance	164,204	77,850
Warranty reserve	282,887	243,477
Vendor rebates	268,198	221,030
Customer deposits	74,520	141,016
Other	14,783	43,110
	$2,474,049	$2,664,618

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

Changes in the Company’s product warranty liability for the years ended September 30, 2006 and October 1, 2005 are as follows:

	2006	2005
Accrued liability at beginning of year	$243,477	$212,564
Increases in reserve	224,510	204,613
Expenses	(185,100)	(173,700)
Accrued liability at end of year	$282,887	$243,477

9. BORROWINGS

The Company paid no interest expense during fiscal years 2006, 2005, or 2004.

10. DEFERRED COMPENSATION

The Company is obligated to make fixed payments of approximately $114,000 per year to its founder and former chief executive officer pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife's remaining life, if she survives him. The Company has fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. The Company recognized expenses of approximately $78,000 in 2006, $81,000 in 2005, and $83,000 in 2004 related to this agreement. An 8% discount rate was used in measuring the present value of the Company's deferred compensation obligation.

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

A summary of activity under the Company’s three stock option plans is as follows.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 9/27/03	93,700	295,250	$5.26	263,850	$5.13

Fiscal Year 2004
Granted	(23,750)	23,750	13.58
Exercised		(29,500)	5.01
Forfeited
Forfeitures terminated
Balance at 10/2/04	69,950	289,500	5.97	267,800	5.70

Fiscal Year 2005
Granted	(25,000)	25,000	11.85
Exercised		(9,200)	4.79
Forfeited
Forfeitures terminated
Balance at 10/1/05	44,950	305,300	6.48	291,300	6.29

Fiscal Year 2006
Granted	(22,500)	22,500	12.48
Exercised		(38,750)	5.11
Forfeited	750	(750)	12.43
Forfeitures terminated
Balance at 9/30/06	23,200	288,300	$7.12	262,800	$6.62

A summary of stock options outstanding and exercisable at fiscal year end 2006 is shown below.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 3.55 - $ 4.91	104,300	$4.10	1.5	104,300	$4.10
5.41 - 7.97	113,500	6.47	4.2	112,500	6.46
11.85 - 13.58	70,500	12.63	8.5	46,000	12.72
$3.55 - $13.58	288,300	$7.12	4.3	262,800	$6.62

The Board of Directors adopted a stock purchase incentive plan in February 2000. The 2000 Restricted Stock Plan was created to encourage management employees of the Company to purchase and hold the Company's common stock. Plan benefits are paid in shares of the Company’s common stock. Benefits earned and accrued under the plan were $11,212 in 2006, $13,392 in 2005, and $11,977 in 2004. The Company issued stock valued at $13,392 in 2006, leaving a vested balance of $11,212 at September 30, 2006.

In March 1997 the Board of Directors approved the 1997 Long-Term Incentive Stock Option Plan for certain executives of the Company based on achievement of specified financial goals by fiscal year end 1999. As of September 30, 2006, the Company has accrued compensation expense of $23,150 related to this plan.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2006 and October 1, 2005 are as follows:

	2006	2005
Deferred tax liabilities:
Depreciation	$1,115,000	$1,171,000
Other		10,000
Total deferred tax liabilities	1,115,000	1,181,000

Deferred tax assets:
Deferred compensation	300,000	312,000
Accrued expenses	388,000	320,000
Inventory	95,000	106,000
Other	14,000	38,000
Total deferred tax assets	797,000	776,000
Net deferred tax liabilities	$318,000	$405,000

The Company made cash income tax payments, net of refunds, of approximately $1,960,000, $974,000, and $617,000 in fiscal years 2006, 2005, and 2004, respectively.

Federal and state income tax provisions consist of the following:

	2006	2005	2004
Current:
Federal	$1,471,000	$1,357,000	$443,000
State	126,000	112,000	90,000
	1,597,000	1,469,000	533,000
Deferred:
Federal	(91,000)	(133,000)	425,000
State	4,000	(1,000)	4,000
	(87,000)	(134,000)	429,000
Income tax expense	$1,510,000	$1,335,000	$962,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:

	2006	2005	2004
Computed tax at the statutory rate	$1,552,000	$1,283,000	$1,002,000
Increases (decreases):
State income taxes, net of federal tax benefit	86,000	74,000	62,000
Tax-exempt investment income	(53,000)	(36,000)	(18,000)
Extraterritorial income exclusion	(12,600)	(18,000)	(24,000)
Officer's life insurance	(32,000)	(31,000)	(38,000)
Domestic production deduction	(44,000)
Other, net	13,600	63,000	(22,000)
Income tax expense	$1,510,000	$1,335,000	$962,000

13. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock in accordance with SFAS No. 128.

	2006	2005	2004
Numerator for basic and diluted
earnings per share:
Net income	$3,054,811	$2,438,907	$1,984,909

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,648,635	2,603,932	2,579,451
Effect of dilutive securities:
Employee and board stock options	123,289	135,217	152,422
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,771,924	2,739,149	2,731,873

Net income per share:
Basic	$1.15	$0.94	$0.77
Diluted	$1.10	$0.89	$0.73

14. EMPLOYEE BENEFITS AND INCENTIVE PLANS

The Company has an employee savings and investment plan (401(k) plan) available to employees meeting eligibility requirements. The Company matches a percentage of the employee contributions, with certain limitations. Contributions by the Company amounted to approximately $190,000, $164,000, and $158,000 for the 2006, 2005, and 2004 fiscal years, respectively.

15. RELATED-PARTY TRANSACTIONS

The Company paid approximately $138,000 in 2004 in legal fees to a firm having a member who was also a director of the Company until July 2004.

16. MAJOR CUSTOMERS

The Company has a business relationship with a customer to manufacture private label mattresses. Sales to this customer made up approximately 16% of net sales in 2006, 8% in 2005 and 1% in 2004. The largest of our medical customers are distributors who sell our products to acute care hospitals and other treatment facilities throughout the United States. Sales generated by the largest of these distributors amounted to approximately 11% of net sales in 2006, 13% in 2005, and 8% in 2004.

The Company has a business relationship with another customer to distribute certain of its consumer products. Sales to this customer amounted to 20% of net sales in 2006, 33% in 2005, and 47% in 2004.

See Note 17 for further information about sales to major customers.

17. OPERATIONS AND INDUSTRY SEGMENTS

The Company reports on three segments of business: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States and Canada for which the Company manufactures and distributes its polyurethane foam, packaging and other products and therefore complies with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The following table summarizes certain information on industry segments:

	2006	2005	2004
Net sales:
Medical	$36,675,830	$30,338,548	$23,339,157
Custom products	14,760,330	18,094,490	26,530,908
Safety catheters	120,388	6,272	59,064
Total	$51,556,548	$48,439,310	$49,929,129

Operating profit (loss):
Medical	$6,839,256	$5,519,942	$3,053,548
Custom products	(1,063,636)	(225,966)	637,578
Safety catheters	(1,082,115)	(1,499,697)	(684,421)
Total	4,693,505	3,794,279	3,006,705

Corporate expense	(683,027)	(660,830)	(698,500)
Other income	554,333	640,458	638,704
Income before income taxes	$4,564,811	$3,773,907	$2,946,909

Identifiable assets:
Medical	$13,513,665	$13,094,814	$9,045,678
Custom products	6,096,464	5,838,000	6,808,154
Safety catheters	3,347,419	3,035,118	2,996,127
Corporate	8,054,930	6,697,913	8,247,966
	$31,012,478	$28,665,845	$27,097,925

Depreciation and amortization expenses:
Medical	$380,944	$288,629	$230,407
Custom products	207,992	214,368	283,019
Safety catheters	353,613	340,606	202,682
Corporate	632	872	900
	$943,181	$844,475	$717,008

Capital expenditures:
Medical	$735,962	$1,540,520	$189,303
Custom products	335,111	834,680	198,290
Safety catheters	2,623	30,218	1,609,898
	$1,073,696	$2,405,418	$1,997,491

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

The Company has several customers whose sales represent significant portions of sales in their respective business segments. In the medical segment, sales to the top four distributors represented 58% of net medical sales in 2006, 59% in 2005, and 52% in 2004. In the custom products segment, sales to one customer accounted for 69% of net custom products sales in 2006, 87% in 2005 and 89% in 2004.

Export sales, primarily to Canada and Great Britain, were approximately, $3,162,000 in 2006, $2,127,000 in 2005 and $2,988,000 in 2004.

18. OPERATING LEASES

The Company leases truck equipment in South Carolina. Until October 31, 2006, the Company leased manufacturing space in California. The lease was terminated on that date. In October 2006, the company began to lease a 15,000 square foot distribution facility in Utah for $6,750 per month. The lease is cancellable by either party with 60 days notice. All of the leases require the Company to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $212,000 in 2006, $321,000 in 2005 and $339,000 in 2004.

19. COMMITMENTS AND CONTINGENCIES

The Company is committed to minimum purchases of $625,000 of Selan® skin care products per calendar year through 2010. Previously, the Company was committed to purchases of $500,000 per calendar year through 2005. For the fiscal years ended 2006, 2005 and 2004, purchases under this commitment were $757,000, $763,000 and $635,000, respectively.

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

20. QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown in the following table.

Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)
	First	Second	Third	Fourth	Year
For Fiscal 2006
Net sales	$13,282	$12,234	$12,548	$13,493	$51,557
Gross profit	3,882	3,574	4,009	4,234	15,699
Operating income	1,057	774	1,017	1,162	4,010
Net income	789	638	728	900	3,055
Earnings per share
Basic	0.30	0.24	0.27	0.34	1.15
Diluted	0.29	0.23	0.26	0.32	1.10

For Fiscal 2005
Net sales	$10,778	$12,955	$10,626	$14,080	$48,439
Gross profit	3,259	3,846	3,118	4,490	14,713
Operating income	612	762	439	1,320	3,133
Net income	499	600	418	922	2,439
Earnings per share
Basic	0.19	0.23	0.16	0.35	0.94
Diluted	0.18	0.22	0.15	0.34	0.89

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in the Company’s internal controls over financial reporting during the last quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2006 fiscal year under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Code of Ethics.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2006 fiscal year under the heading “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s 2006 fiscal year is incorporated herein by reference.

The following table summarizes information regarding the Company’s equity compensation plans as of September 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	288,300	$7.12	112,091
Equity compensation plans not approved by security holders	0	0	0(1)
Total	288,300	$7.12	112,091

(1) Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently anticipates issuing approximately 8,500 shares annually.

For additional information on the Company’s stock option plans, see Note 11 in the Notes to Financial Statements for the year ended September 30, 2006.

See Item 5 of Part II for more information on shares of the Company’s common stock issued to Directors in lieu of their annual cash compensation.

Item 13. Certain Relationships and Related Transactions

The information required under Item 13 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2006 fiscal year under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

Additional information required under Item 14 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's 2006 fiscal year under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Financial Statements and Supplementary Data, beginning on page 30.

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

10.18
Amended Private Label Product Supply Agreement between the Company and Hill-Rom Company, Inc. dated September 14, 2004. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005 (the “2005 10-K”), Commission File No. 000-11392.

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits required by this section of Item 15 are attached hereto or incorporated by reference

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

COL. A	COL. B	COL C.	COL. D			COL. E
		ADDITIONS
		(1)
	Balance at	Charged to				Balance at
	Beginning of	Costs and	Deductions-			End of
Description	Period	Expenses	Describe			Period
Year Ended September 30, 2006
Deducted from asset accounts:
Reserve for uncollectible accounts	$116,000	$47,762	$46,762	(a	)	$117,000

Year Ended October 1, 2005
Deducted from asset accounts:
Reserve for uncollectible accounts	$140,000	$34,263	$58,263	(a	)	$116,000

Year Ended October 2, 2004
Deducted from asset accounts:
Reserve for uncollectible accounts	$175,000	$(6,830)	$28,170	(a	)	$140,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 20, 2006
Thomas D. Henrion
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson	President, Chief Executive Officer
James D. Ferguson	(Principal Executive Officer)

/s/ Richard C. Coggins	Chief Financial Officer and Director
Richard C. Coggins	(Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller
Gwendolyn L. Randolph

/s/ Robert H. Dick	Director
Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director
Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director
Guy R. Guarch

/s/ Thomas D. Henrion	Director
Thomas D. Henrion

/s/ Robert B. Johnston	Director
Robert B. Johnston

/s/ Linda D. Norman	Director
Linda D. Norman

/s/ Peter S. Nyberg	Director
Peter S. Nyberg

December 20, 2006