Form 10-Q
period 2006-12-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2007-02-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 30, 2006

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

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

Common Stock, No Par Value - 2,675,355 shares as of 02/02/07

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Span-America Medical Systems, Inc.
Balance Sheets

	December 30,
	2006	September 30,
	(Unaudited)	2006 *
Assets
Current assets:
Cash and cash equivalents	$1,426,260	$975,525
Securities available for sale ( Note 2)	6,003,435	5,134,882
Accounts receivable, net of allowances of $152,000 at
December 30, 2006 and $117,000 at September 30, 2006	6,569,506	6,986,794
Inventories (Note 3)	4,585,365	4,353,479
Prepaid expenses and deferred income taxes	833,206	735,684
Total current assets	19,417,772	18,186,364

Property and equipment, net (Note 4)	8,322,449	8,132,057
Goodwill	1,924,131	1,924,131
Other assets (Note 5)	2,786,170	2,769,926
	$32,450,522	$31,012,478

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,312,276	$2,374,357
Accrued and sundry liabilities	3,060,098	2,474,049
Total current liabilities	5,372,374	4,848,406

Deferred income taxes	815,000	815,000
Deferred compensation	822,664	831,614
Total liabilities	7,010,038	6,495,020

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,673,165
at December 30, 2006 and 2,660,345 at September 30, 2006	1,070,673	1,032,118
Additional paid-in capital	157,876	136,614
Retained earnings	24,212,200	23,352,221
Accumulated other comprehensive loss	(265)	(3,495)
Total shareholders' equity	25,440,484	24,517,458
	$32,450,522	$31,012,478

The accompanying notes are an integral part of these financial statements.

* The Balance Sheet at September 30, 2006 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005

Net sales	$13,469,897	$13,281,511
Cost of goods sold	8,925,653	9,399,779
Gross profit	4,544,244	3,881,732

Selling and marketing expenses	2,126,025	1,951,671
Research and development expenses	163,812	151,715
General and administrative expenses	773,049	721,831
	3,062,886	2,825,217

Operating income	1,481,358	1,056,515

Non-operating income:
Investment income	82,441	39,442
Royalty income	-	118,359
Other	6,702	906
	89,143	158,707

Income before income taxes	1,570,501	1,215,222
Provision for income taxes	550,000	426,000
Net income	$1,020,501	$789,222

Net income per share of common stock (Note 7):
Basic	$0.38	$0.30
Diluted	$0.36	$0.29

Dividends per common share	$0.060	$0.045

Weighted average shares outstanding:
Basic	2,667,228	2,630,567
Diluted	2,802,381	2,744,870

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005
Operating activities:
Net income	$1,020,501	$789,222
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	249,996	227,994
Provision for losses on accounts receivable	31,662	34,263
Provision for deferred income taxes		15,523
Gain on sale of property and equipment	(5,745)
Increase in cash value of life insurance	(65,342)	(25,586)
Deferred compensation	(8,950)	(8,287)
Stock compensation expense	21,262	11,019
Changes in operating assets and liabilities:
Accounts receivable	410,303	(1,058,711)
Inventories	(231,886)	(485,011)
Prepaid expenses and other assets	(49,906)	(133,489)
Accounts payable and accrued expenses	535,180	372,343
Net cash provided by (used for) operating activities	1,907,075	(260,720)

Investing activities:
Purchases of marketable securities	(1,700,000)	(1,898,713)
Proceeds from sale of marketable securities	810,000	2,575,000
Purchases of property and equipment	(406,497)	(470,287)
Proceeds from sale of property and equipment	6,237
Payments for other assets	(32,901)	(56,768)
Net cash (used for) provided by investing activities	(1,323,161)	149,232

Financing activities:
Dividends paid	(160,522)	(118,753)
Purchase and retirement of Common Stock	(30,845)
Common stock issued upon exercise of options	58,188	137,688
Net cash (used for) provided by financing activities	(133,179)	18,935

Increase (Decrease) in cash and cash equivalents	450,735	(92,553)
Cash and cash equivalents at beginning of period	975,525	894,386
Cash and cash equivalents at end of period	$1,426,260	$801,833

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 30, 2006

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007. For further information, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for us beginning in fiscal 2008. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for us in fiscal 2008. We do not believe SAB No. 108 will have a material effect on our financial statements and related disclosures.

STOCK-BASED COMPENSATION

We account for stock-based payments under SFAS No. 123R “Share-Based Payment” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years. We did not grant any options during the first three months of fiscal 2007.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $265 and $3,495 as of December 30, 2006 and September 30, 2006, respectively.

	Dec. 30, 2006	Sept. 30, 2006
Variable rate demand notes	$5,635,120	$4,769,797
Preferred stocks	368,315	365,085
	$6,003,435	$5,134,882

3. INVENTORIES

The components of inventories are as follows:

	Dec. 30, 2006	Sept. 30, 2006
Raw materials	$2,867,959	$2,829,048
Finished goods	1,717,406	1,524,431
	$4,585,365	$4,353,479

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Dec. 30, 2006	Sept. 30, 2006
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,774,418	6,774,418
Machinery and equipment	8,212,354	7,817,829
Furniture and fixtures	447,822	447,412
Automobiles	9,520	9,520
Leasehold improvements	-	12,330
	16,400,530	16,017,925
Less accumulated depreciation	8,078,081	7,885,868
	$8,322,449	$8,132,057

5. OTHER ASSETS

Other assets consist of the following:

	Dec. 30, 2006	Sept. 30, 2006
Patents and trademarks, net of accumulated
amortization of $1,550,165 (Dec. 30, 2006)
and $1,518,281 (Sept. 30, 2006)	$721,238	$720,221
Cash value of life insurance policies	1,848,000	1,782,658
Other	216,932	267,047
	$2,786,170	$2,769,926

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

Changes in our product warranty liability for the three months ended December 30, 2006 and December 31, 2005 are as follows:

	Three Months Ended
	Dec. 30, 2006	Dec. 31, 2005
Accrued liability at beginning of period	$282,887	$243,477
Increases in reserve	73,361	45,469
Expenses	(65,478)	(34,785)
Accrued liability at end of period	$290,770	$254,161

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended
	Dec. 30, 2006	Dec. 31, 2005
Numerator for basic and diluted earnings per share:
Net income	$1,020,501	$789,222

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,667,228	2,630,567
Effect of dilutive securities:
Employee stock options and restricted stock	135,153	114,303
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,802,381	2,744,870

Net income per share:
Basic	$0.38	$0.30
Diluted	$0.36	$0.29

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

The following table summarizes certain information on industry segments:

	Three Months Ended
	Dec. 30, 2006	Dec. 31, 2005
Net Sales:
Medical	$9,615,848	$9,142,509
Custom products	3,816,629	4,125,434
Safety catheters	37,420	13,568
Total	$13,469,897	$13,281,511

Operating profit (loss):
Medical	$1,952,501	$1,780,685
Custom products	(23,556)	(292,820)
Safety catheters	(305,817)	(272,373)
Total	1,623,128	1,215,492

Corporate expense	(141,770)	(158,977)
Other income	89,143	158,707
Income before income taxes	$1,570,501	$1,215,222

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

From time to time Span-America is named as a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against us that if determined adversely would have a material adverse effect on our business or financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2007 rose 1% to $13.5 million compared with $13.3 million in the first quarter of fiscal 2006. The sales growth in the first quarter was due to higher sales in the medical segment. Net income for the first quarter rose 29% to $1.0 million, or $0.36 per diluted share, compared with $789,000, or $0.29 per diluted share, in the first quarter of fiscal 2006. The increase in earnings was mainly the result of higher sales volume in the medical segment and lower manufacturing costs.

Sales in the medical segment grew 5% to $9.6 million in the first quarter of fiscal 2007 compared with $9.1 million in the same quarter last year. The majority of medical sales growth came primarily from sales price increases in our non-mattress product lines, which include overlays, positioners and seating products. Sales of foam overlays were up 12% compared with the first quarter of fiscal 2006. Sales of Span-Aids® patient positioners increased 17%. Seating product sales rose 5%, and sales of Selan® skin care products declined by 2%. Most of the growth in the foam-based product lines described above came from sales price increases that we instituted in January of last year in response to significant foam price increases. However, part of the sales gains in those product lines came from volume increases as well. Our volume gains in overlays came from increased business with existing domestic customers. The volume increases in our positioner products came mostly from an increase in export sales. Higher volume in seating products came mainly from our new Short Wave wheelchair cushion.

Sales of therapeutic support surfaces increased 1% during the quarter, primarily due to growth in our non-powered therapeutic support surfaces, including the PressureGuard® CFT® and Geo-Mattress® product lines. Sales of non-powered therapeutic support surfaces were up 16% in the first quarter. However, the growth in non-powered products was mostly offset by a 16% decline in sales of powered therapeutic support surfaces. The decline in powered products occurred mainly because an order for approximately $456,000 in the first quarter of fiscal 2006 for the PressureGuard Easy Air® low-air-loss mattress was not repeated in the first quarter of this fiscal year. Medical sales represented 71% of this year’s total first quarter sales compared with 69% in the first quarter of fiscal 2006. We expect total medical sales for fiscal 2007 to be higher than those of fiscal 2006, but the rate of increase for the remainder of the fiscal year will likely be lower than the 21% rate achieved last year.

In the custom products segment, sales declined by 7% to $3.8 million compared with $4.1 million in the same period last year. The decline occurred in our consumer pillow and pad product lines and was caused by the loss of a customer due to an acquisition and by continued competition from visco foam products. The decline in pillow and pad sales was partly offset by a 10% increase in sales to Wal-Mart due to the introduction of our new fusion mattress overlay that began shipping near the end of the fourth quarter of fiscal 2006. Sales of industrial products, which are also part of the custom products segment, increased 7% during the first quarter as a result of broad based increases mainly from existing customers. We expect custom product sales for the full fiscal year 2007 to be higher than last year’s levels.

Sales in the safety catheter segment rose to $37,000 in the first quarter of 2007 compared with $14,000 in the first quarter of 2006. The revenues consisted of $25,000 in Secure I.V.® sales and $12,000 in sales of HuberPro. The evaluation period for Secure I.V. has taken longer and has resulted in fewer sales than we expected. Results in the emergency medical market, which has been our primary focus for the last quarter, have been positive. We have generated repeat orders from smaller customers. However, we have not yet been successful at converting a large account even though we have several significant evaluations currently in progress. In the acute care market, the Novation contract that we signed last year has generated increased interest in Secure I.V. but has not yet resulted in meaningful sales volume. We will continue to evaluate our progress in the safety catheter segment to determine the future prospects for this business unit. Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. If safety catheter sales do not improve significantly in the near term, there is a substantial likelihood that the Company will have to take a material impairment charge in the safety catheter segment before the end of fiscal 2007. Please see Item 1A - Risk Factors in this report for more information about the risk of impairment in the safety catheter segment.

Our gross profit level increased 17% to $4.5 million in the first quarter of fiscal 2007 compared with $3.9 million in the first quarter last year. Our gross margin increased to 33.7% compared with 29.2% in the first quarter last year. The increase in gross margin was due to lower manufacturing costs achieved in a number of areas. We closed our California manufacturing facility during the first quarter of fiscal 2007 and shifted our west coast operations to a distribution center in Utah. This change resulted in lower costs for raw materials and reduced manufacturing overhead expenses. The lower manufacturing costs were partially offset by higher selling expense associated with the new distribution center, but the overall impact on business costs was positive. In addition, we made several manufacturing process improvements in our South Carolina plant which have helped reduce scrap and improve yield. Finally, our sales mix was more profitable both within the medical segment and for the total company. We expect the gross margin percentage for the full year of fiscal 2007 to be slightly lower than first quarter levels due to an expected increase in custom products sales, which should create a lower-margin product mix during the next several quarters.

Selling and marketing expenses were up 9% in the first quarter of fiscal 2007 to $2.1 million compared with $2.0 million in the prior year. The increase was due to higher selling expenses in the medical segment as a result of distribution center costs as discussed above, higher shipping costs and an increase in evaluation samples expense. Total sales and marketing expenses for fiscal 2007 are expected to be higher than those of fiscal 2006.

Research and development expenses increased 8% to $164,000 compared with $152,000 in the first quarter of fiscal 2006. The increase resulted from new product development efforts in the medical segment. We expect that total research and development expenses for fiscal 2007 will be slightly higher than those of fiscal 2006.

General and administrative expenses increased by 7% to $773,000 in the first quarter of fiscal 2007 compared with $722,000 in the first quarter of last year. The increase was due to higher insurance and incentive compensation expense which was offset by an increase in income from the cash value of life insurance policies. General and administrative expenses for fiscal 2007 are expected to be slightly higher than those of fiscal 2006.

In the safety catheter segment, our first quarter operating loss increased by 12% to $306,000 compared with $272,000 in the first quarter of fiscal 2006. The higher loss was caused by the write off and disposal of Secure I.V. inventory that was manufactured before recent product enhancements. At best, we expect future costs in the safety catheter segment to be similar to first quarter levels, and we do not expect the safety catheter segment to be profitable in fiscal 2007.

For the total company, operating income increased by 40% to a record $1.5 million in the first quarter from $1.1 million in the same quarter last year due to higher medical sales and the increase in gross profit discussed above.

Non-operating income decreased by 44% to $89,000 in the first quarter of fiscal 2007 from $159,000 in the same quarter last year. The decrease was the result of lower royalty income. Our royalty agreement with Becton, Dickinson and Company expired in December 2005 and accounted for $118,000 of non-operating income in the year-ago quarter. Investment income increased 109% to $82,000 due to higher levels of short-term investments and higher interest rates earned. We expect total non-operating income for fiscal 2007 to be lower than 2006 levels.

Net income for the first quarter of 2007 increased 29% to a record $1.0 million, or $0.36 per diluted share, compared with $789,000, or $0.29 per diluted share, in the same quarter of last year.

During the first quarter of fiscal 2007, we paid dividends of $161,000, or 16% of net income. This payment represented one quarterly dividend of $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $1.9 million during the first quarter of fiscal 2007 compared with cash used for operations of $261,000 in the first quarter of fiscal 2006. The increase in cash flow during the period was mainly due to an increase in accounts receivable collections, a smaller increase in inventory levels and higher net income during the first quarter of fiscal 2007 compared with the same period in fiscal 2006. The increase in the accounts receivable balance during last year’s first quarter was partially due to an administrative problem at one of our distributors that caused a delay in our collections. The problem was resolved and payment was received in early January 2006.

Working capital increased by $707,000, or 5%, to $14.0 million at the end of the first quarter compared with $13.3 million at the end of last fiscal year. The increase was primarily caused by higher balances of cash and marketable securities, which resulted from strong first quarter cash flow as discussed above. The current ratio at quarter end was down slightly to 3.6 from 3.8 at fiscal year end 2006 primarily because of increases in accruals for incentive compensation and income and payroll taxes in the first quarter of fiscal 2007.

Accounts receivable, net of allowances, decreased by $417,000, or 6%, to $6.6 million at the end of the first quarter of fiscal 2007 compared with $7.0 million at the end of fiscal 2006. This change was caused by the lower sales growth rate and normal fluctuations in timing of payments received. Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 45 days in the first quarter of fiscal 2007 compared with 47 days for all of fiscal 2006. All of our accounts receivable are unsecured.

Inventories increased by $232,000, or 5%, to $4.6 million at the end of the first quarter of fiscal 2007 compared with fiscal year end 2006. The increase occurred primarily in medical and consumer finished goods and was related to the support of higher sales of medical products and higher planned sales of consumer products in the second quarter of fiscal 2007. We expect inventory levels during fiscal 2007 to be slightly higher than those of fiscal 2006.

Net property and equipment increased by $190,000 to $8.3 million at the end of the first quarter of fiscal 2007 as the result of capital expenditures of $406,000 which were partially offset by normal depreciation expense. We expect that capital expenditures during fiscal 2007 will be slightly less than 2006 levels.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate the risk of foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of December 30, 2006.

Other assets remained level at $2.8 million compared with fiscal year end 2006.

Our trade accounts payable decreased by $62,000 or 3% to $2.3 million compared with fiscal year end 2006 due to normal monthly fluctuations. Accrued and sundry liabilities increased by $586,000 or 24% to $3.1 million compared with fiscal year end 2006 due to accruals for income taxes, incentive compensation and property taxes.

We believe that funds on hand and funds generated from operations are adequate to finance operations and expected capital requirements during fiscal 2007 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor in our operations in fiscal 2007. However, volatile oil prices resulting in additional increases in the cost of polyurethane foam or other raw materials could negatively affect our profitability if we are unable to recover any higher costs through sales price increases or other cost reduction efforts. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers and Company purchase volumes. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance. As of December 30, 2006, we had short-term investments of $6.0 million which were classified as available for sale. Included in these short-term investments were approximately $5.6 million of high quality and highly liquid corporate bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank and are therefore highly rated. The interest rate on the bonds is a floating rate which is reset weekly or monthly by the re-marketing agent based on market rates for comparable securities. We can liquidate the bonds at any time with a settlement date of five to 35 days after the trade date, depending on the type of bond. Using the level of securities available for sale at quarter end, a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $56,000.

Our $6.0 million in short-term investments at December 30, 2006 also included approximately $370,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends-received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at December 30, 2006 included $1.8 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended December 30, 2006, cash value of life insurance increased by 4%, creating income of approximately $65,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 30, 2006, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 30, 2006. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors -

As disclosed in our report on Form 10-K for the fiscal year ended September 30, 2006 in Item 1A “Risk Factors” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies - Impairment of Long-Lived Assets,” the Secure I.V. product line is in the process of emerging from development stage and involves greater risks and uncertainties than our more established product lines. We completed the initial design and development of Secure I.V. during the third quarter of fiscal 2005 and have been selling and marketing the product line in selected markets since approximately September 2005. Sales of Secure I.V. were $75,000 during fiscal year 2006 and $25,000 during the first quarter of fiscal 2007. We do not expect the safety catheter segment to be profitable in fiscal 2007.

Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. If Secure I.V. sales do not show a meaningful increase in the near future, there is a substantial likelihood that the assets associated with Secure I.V. could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets before the end of fiscal 2007. If an impairment of the Secure I.V. assets had occurred as of December 30, 2006, our assets and operating income would have been reduced by up to $3.2 million, and net income after taxes would have been reduced by up to $2.1 million, or $0.74 per diluted share, using the weighted average diluted shares outstanding at the end of the first quarter of fiscal 2007. The actual amount of any future impairment loss could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2006 - October 28, 2006	None	N/A	N/A	N/A
October 29, 2006 - December 2, 2006	1,400	$13.92	1,400	98,600
December 3, 2006 - December 30, 2006	800	$14.20	800	97,800
Total	2,200	$14.02	2,200	97,800

The company announced on November 3, 2006 that the Board of Directors authorized the company to repurchase up to 100,000 shares of its common stock. The program may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities -

None

Item 4. Submission of Matters to a Vote of Security Holders -

The Company held its Annual Meeting of Shareholders on February 8, 2007. At this meeting, Robert H. Dick, James D. Ferguson and Robert B. Johnston were elected to three-year terms as directors. In addition, the 2007 Equity Incentive Plan was approved. The voting details are as follows:

	For	Against	Abstain	Broker Non-Votes
Robert H. Dick	2,463,100	74,726	0	0
James D. Ferguson	2,518,605	19,221	0	0
Robert B. Johnston	2,516,825	21,001	0	0
2007 Equity Incentive Plan	1,761,208	49,913	36,840	689,865

Richard C. Coggins, Thomas F. Grady, Jr. and Peter S. Nyberg continued in office as directors with terms expiring in 2008, and Guy R. Guarch, Thomas D. Henrion and Linda D. Norman continued in office as directors with terms expiring in 2009.

Item 5. Other Information -

At the Company’s 2007 annual meeting of shareholders held on February 8, 2007, the Company’s shareholders voted to adopt the Company’s 2007 Equity Incentive Plan authorizing the issuance of restricted and non-restricted stock awards, restricted stock units, stock options and stock appreciation rights with respect to up to an aggregate maximum of 250,000 shares of the Company's Common Stock to the Company’s officers, directors and employees. The description of the 2007 Equity Incentive Plan set forth under Item 2 on pages 22 to 26 of the Company’s proxy statement for the 2007 annual meeting of shareholders is incorporated herein by reference. No grants or awards have yet been made under the 2007 Equity Incentive Plan.

Item 6.  Exhibits -

10.19
Span-America Medical Systems, Inc. 2007 Equity Incentive Plan: Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders filed with the Commission on January 8, 2007.

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

DATE: February 12, 2007