Form 10-Q
period 2007-03-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2007-05-15
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

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

Common Stock, No Par Value - 2,737,655 shares as of 05/11/07

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 2007 and September 30, 2006	3

Statements of Income - Three and six months ended March 31, 2007 and April 1, 2006	4

Statements of Cash Flows - Six months ended March 31, 2007 and April 1, 2006	5

Notes to Financial Statements - March 31, 2007	6

Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	18
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES	20

OFFICER CERTIFICATIONS	21

Span-America Medical Systems, Inc.
Balance Sheets
	March 31,	Sept. 30,
	2007	2006**
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$913,728	$975,525
Securities available for sale (Note 2)	6,140,793	5,134,882
Accounts receivable, net of allowances of $148,000 at
March 31, 2007 and $117,000 at September 30, 2006	7,896,464	6,986,794
Inventories (Note 3)	4,764,761	4,353,479
Prepaid expenses and deferred income taxes	930,955	735,684
Total current assets	20,646,701	18,186,364

Property and equipment, net (Note 4)	8,373,019	8,132,057
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (March 31, 2007
and September 30, 2006)	1,924,131	1,924,131
Other assets (Note 5)	2,742,218	2,769,926
	$33,686,069	$31,012,478

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,897,085	$2,374,357
Accrued and sundry liabilities	2,367,543	2,474,049
Total current liabilities	5,264,628	4,848,406

Deferred income taxes	815,000	815,000
Deferred compensation	812,998	831,614
Total liabilities	6,892,626	6,495,020

Commitments and contingencies (Note 9)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,730,155
at March 31, 2007 and 2,660,345 at September 30, 2006	1,426,022	1,032,118
Additional paid-in capital	185,579	136,614
Retained earnings	25,175,107	23,352,221
Accumulated other comprehensive income (loss)	6,735	(3,495)
Total shareholders' equity	26,793,443	24,517,458
	$33,686,069	$31,012,478

The accompanying notes are an integral part of these financial statements.

** The Balance Sheet at September 30, 2006 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net sales	$16,467,010	$12,233,705	$29,936,907	$25,515,216
Cost of goods sold	11,443,646	8,659,786	20,369,298	18,059,565
Gross profit	5,023,364	3,573,919	9,567,609	7,455,651

Selling and marketing expenses	2,273,546	1,960,998	4,399,571	3,912,670
Research and development expenses	231,825	155,341	395,637	307,055
General and administrative expenses	788,905	683,375	1,561,954	1,405,206
	3,294,276	2,799,714	6,357,162	5,624,931

Operating income	1,729,088	774,205	3,210,447	1,830,720

Non-operating income:
Investment income	79,479	43,438	161,920	82,880
Royalty income	-	128,268	-	246,626
Other	4,008	35,872	10,709	36,779
	83,487	207,578	172,629	366,285

Income before income taxes	1,812,575	981,783	3,383,076	2,197,005
Provision for income taxes	632,000	344,000	1,182,000	770,000
Net income	$1,180,575	$637,783	$2,201,076	$1,427,005

Net income per share of common stock (Note 7):
Basic	$0.44	$0.24	$0.82	$0.54
Diluted	$0.42	$0.23	$0.78	$0.52

Dividends per common share	$0.080	$0.045	$0.140	$0.090

Weighted average shares outstanding:
Basic	2,698,372	2,645,991	2,682,800	2,638,279
Diluted	2,830,116	2,779,341	2,816,249	2,762,106

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Six Months Ended
	March 31,	April 1,
	2007	2006
Operating activities:
Net income	$2,201,076	$1,427,005
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	514,585	467,904
Provision for losses on accounts receivable	37,782	42,096
Provision for deferred income taxes		(6,444)
Gain on sale of property and equipment	(8,645)
Increase in cash value of life insurance	(76,883)	(65,586)
Deferred compensation	(18,616)	(17,237)
Stock compensation expense	42,524	22,038
Changes in operating assets and liabilities:
Accounts receivable	(933,133)	1,379,590
Inventories	(411,282)	(874,288)
Prepaid expenses and other assets	7,267	(135,573)
Accounts payable and accrued expenses	457,025	(1,472,932)
Net cash provided by operating activities	1,811,700	766,573

Investing activities:
Purchases of marketable securities	(3,520,000)	(2,498,714)
Proceeds from sale of marketable securities	2,510,000	2,575,000
Purchases of property and equipment	(686,302)	(704,619)
Proceeds from sale of property and equipment	9,137
Payments for other assets	(35,594)	(84,285)
Net cash used for investing activities	(1,722,759)	(712,618)

Financing activities:
Dividends paid	(378,190)	(237,602)
Purchase and retirement of Common stock	(35,901)
Common stock issued upon exercise of options	263,353	184,606
Net cash used for financing activities	(150,738)	(52,996)

(Decrease) Increase in cash and cash equivalents	(61,797)	959
Cash and cash equivalents at beginning of period	975,525	894,386
Cash and cash equivalents at end of period	$913,728	$895,345

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007. For further information, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years. We did not grant any options during the first six months of fiscal 2007.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding gains were $6,735 as of March 31, 2007 and unrealized holding losses were $3,495 as of September 30, 2006.

	Mar. 31, 2007	Sept. 30, 2006
Variable rate demand notes	$5,765,478	$4,769,797
Preferred stocks	375,315	365,085
	$6,140,793	$5,134,882

3. INVENTORIES

The components of inventories are as follows:

	Mar. 31, 2007	Sept. 30, 2006
Raw materials	$2,784,953	$2,829,048
Finished goods	1,979,808	1,524,431
	$4,764,761	$4,353,479

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Mar. 31, 2007	Sept. 30, 2006
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,776,067	6,774,418
Machinery and equipment	8,407,664	7,817,829
Furniture and fixtures	455,217	447,412
Automobiles	9,520	9,520
Leasehold improvements	-	12,330
	16,604,884	16,017,925
Less accumulated depreciation	8,231,865	7,885,868
	$8,373,019	$8,132,057

5. OTHER ASSETS

Other assets consist of the following:

	Mar. 31, 2007	Sept. 30, 2006
Patents and trademarks, net of accumulated
amortization of $1,583,019 (March 31, 2007)
and $1,518,281 (Sept. 30, 2006)	$691,077	$720,221
Cash value of life insurance policies	1,859,541	1,782,658
Other	191,600	267,047
	$2,742,218	$2,769,926

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

Changes in our product warranty liability for the six months ended March 31, 2007 and April 1, 2006 are as follows:

	Mar. 31, 2007	Apr. 1, 2006
Accrued liability at beginning of period	$282,887	$243,477
Increases in reserve	117,435	106,066
Expenses	(94,117)	(84,607)
Accrued liability at end of period	$306,205	$264,936

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Numerator for basic and diluted earnings per share:
Net income	$1,180,575	$637,783	$2,201,076	$1,427,005

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,698,372	2,645,991	2,682,800	2,638,279
Effect of dilutive securities:
Employee stock options and restricted stock	131,744	133,350	133,449	123,827
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,830,116	2,779,341	2,816,249	2,762,106

Net income per share:
Basic	$0.44	$0.24	$0.82	$0.54
Diluted	$0.42	$0.23	$0.78	$0.52

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	Mar. 31, 2007	Apr. 1, 2006	Mar. 31, 2007	Apr. 1, 2006
Net Sales:
Medical	$10,829,215	$8,505,519	$20,445,063	$17,648,027
Custom products	5,591,452	3,700,143	9,408,081	7,825,578
Safety catheters	46,343	28,043	83,763	41,611
Total	$16,467,010	$12,233,705	$29,936,907	$25,515,216

Operating profit (loss):
Medical	$2,247,716	$1,423,841	$4,200,221	$3,204,526
Custom products	(68,468)	(200,372)	(92,024)	(493,192)
Safety catheters	(238,363)	(279,782)	(544,181)	(552,155)
Total	1,940,885	943,687	3,564,016	2,159,179

Corporate expense	(211,797)	(169,482)	(353,569)	(328,459)
Other income	83,487	207,578	172,629	366,285
Income before income taxes	$1,812,575	$981,783	$3,383,076	$2,197,005

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

On April 17, 2007, our Board of Directors declared a special cash dividend of $5.00 per share and a regular quarterly dividend of $0.08 per share to be paid on June 6, 2007 to shareholders of record on May 23, 2007. The total amount of the two dividends is approximately $13.9 million based on the number of shares outstanding as of May 11, 2007. We expect the dividend to be funded by approximately $6.1 million of cash generated from the liquidation of short-term investments and $7.8 million in newly acquired long-term debt.

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

Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. If Secure I.V. sales do not accelerate significantly during the remainder of fiscal 2007, there is a substantial likelihood that the assets associated with Secure I.V. could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets before the end of fiscal 2007. The prospects of Secure I.V. sales achieving the necessary growth are uncertain. If an impairment of the Secure I.V. assets had occurred as of March 31, 2007, our assets and operating income would have been reduced by up to $3.1 million, and net income after taxes would have been reduced by up to $2.0 million, or $0.72 per diluted share, using the weighted average diluted shares outstanding at the end of the first six months of fiscal 2007. The actual amount of any future impairment charge could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expenses compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing us as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2007 increased 35% to $16.5 million compared with $12.2 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, net sales rose 17% to $29.9 million from $25.5 million in the same period last year. The changes in net sales for both the second quarter and year-to-date periods were primarily due to strong sales growth in the medical segment, led by our proprietary therapeutic support surfaces, and increased sales of our new fusion mattress overlays in the custom products segment.

Net income for the second quarter rose 85% to $1.2 million, or $0.42 per diluted share, compared with net income of $638,000, or $0.23 per diluted share, in the second quarter of fiscal 2006. For fiscal 2007 year to date, net income increased 54% to $2.2 million, or $0.78 per diluted share, compared with $1.4 million, or $0.52 per diluted share, in the same period last year. The earnings increases resulted primarily from strong sales growth in our medical and custom products segments.

Sales in the medical segment grew 27% to $10.8 million in the second quarter of fiscal 2007 compared with $8.5 million in the same quarter last year. Medical segment sales benefited from increased demand for the Company’s PressureGuard® products. The Pressure Guard CFT® product line was the medical sales leader, including both the private label and branded versions. Sales of therapeutic support surfaces (mattresses) in the second quarter of fiscal 2007 were up 39% compared with the second quarter of last year. Medical sales represented 66% of total second quarter sales compared with 70% in the second quarter of fiscal 2006. In other medical product lines, sales of seating products grew by 15% due to strong performance of our new Short Wave™ cushion. Sales of Selan® skin care products increased 14% and Span-Aids® patient positioner sales were up by 4%. Sales of medical mattress overlays were flat in the second quarter of 2007 compared with the second quarter of 2006.

For fiscal 2007 year to date, medical sales rose 16% to $20.4 million from $17.6 million in the same period last year. The increase was driven by higher unit volumes of therapeutic support surfaces, which grew by 19% during the period. Sales of patient positioners increased by 11%. Sales of overlays, seating, and Selan products increased by 6%, 11%, and 6%, respectively. We expect sales in the medical segment for fiscal 2007 to be higher than those of fiscal 2006, but the rate of increase for the remainder of the fiscal year will likely be lower than the 16% rate achieved during the first half of fiscal 2007.

In the custom products segment, sales increased by 51% to $5.6 million in the second quarter of fiscal 2007 compared with $3.7 million in the same period last year. Most of this increase resulted from higher volumes of consumer bedding products, which rose by 73% to $4.7 million compared with $2.7 million in the second quarter of fiscal 2006. The growth was primarily due to increased shipments of our new fusion mattress overlay to Wal-Mart and other retailers through our marketing partner, Louisville Bedding Company. Custom product sales for the first half of fiscal 2007 were up 20% to $9.4 million compared with $7.8 million for the first two quarters of fiscal 2006. This increase was also the result of sales of the new fusion mattress overlays. We expect custom product sales for the full fiscal year 2007 to be higher than they were in fiscal 2006.

Sales of industrial products, which are also part of the custom products segment, declined 9% to $897,000 in the second quarter of fiscal 2007 compared with $989,000 in the second quarter of fiscal 2006 due to lost business from a key customer related to price competition. For fiscal 2007 year to date, industrial sales were down 2% compared with the same period last year.

Sales in the safety catheter segment rose to $46,000 in the second quarter of fiscal 2007, up 65% from $28,000 in the second quarter of fiscal 2006. Sales of the Secure I.V.® safety catheter totaled $41,000 in the second quarter of 2007 while sales of HuberPro® were $5,000. Sales of Secure I.V. remained below our expectations. Sales in the safety catheter segment to date have been primarily in the emergency medical market as acceptance in the acute care market has been slower than we expected. Sales in the safety catheter segment were $84,000 for the first two quarters of fiscal 2007 and consisted of $64,000 of sales of Secure I.V. and $20,000 in sales of HuberPro. Secure I.V. sales growth needs to accelerate significantly during the remainder of fiscal 2007 for the safety catheter segment to become a viable business. Our prospects for achieving the necessary growth are uncertain. However, we will continue to evaluate our progress in this business unit to determine its future prospects.

Our gross margin percentage for the second quarter of fiscal 2007 increased to 30.5% compared with 29.2% in the same period last year. Our gross profit in the second quarter of fiscal 2007 increased 41% to $5.0 million compared with $3.6 million in the second quarter last year. These increases in gross margin percentage and gross profit resulted primarily from higher sales volume and reduced manufacturing costs related to closing our California manufacturing plant and replacing it with a distribution center in Utah. Our gross margin for the second quarter was also affected by a shift in sales mix as lower margin custom products sales grew faster than higher margin medical sales. For the first half of fiscal 2007, our gross margin percentage increased to 32.0% compared with 29.2% in the same period last year. Our gross profit for the first half of fiscal 2007 rose 28% to $9.6 million. The year-to-date increases in gross margin percentage and gross profit were mainly due to higher sales volumes in the medical and custom products segments and lower manufacturing costs in the custom products segment. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. We expect our gross margin percentage for the full year of fiscal 2007 to be higher than that of fiscal 2006.

Selling and marketing expenses rose 16% or $313,000 for the second quarter of fiscal 2007 to $2.3 million compared with $2.0 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, selling and marketing expenses were up 12% to $4.4 million compared with $3.9 million in the same period of fiscal 2006. The increases in both periods were mainly due to costs related to our new distribution center in Utah and higher commissions and freight expense in the medical segment related to higher medical sales volume. Total sales and marketing expenses for fiscal 2007 are expected to be higher than those of fiscal 2006.

Total research and development expenses for the second quarter of fiscal 2007 increased 49% to $232,000 compared with $155,000 in the second quarter of fiscal 2006. The primary reason for the increase was new product development efforts in the medical segment. Medical R&D expenses rose 66% compared with the second quarter of last year due to continued development of new therapeutic support surfaces, partially offset by decreased R&D expense in the safety catheter segment. Total research and development expenses for the first half of fiscal 2007 increased 29% to $396,000 compared with $307,000 in the first half of fiscal 2006. During the first six months of 2007 medical R&D expenses rose 46% or $111,000. We expect that total research and development expenses for fiscal 2007 will be greater than those of fiscal 2006.

General and administrative expenses increased by 15% to $789,000 in the second quarter of fiscal 2007 compared with $683,000 in the second quarter of last year. The increase was due to higher incentive compensation expense and a decrease in income from the cash value of life insurance policies, which was partially offset by a decrease in property and casualty insurance premiums. General and administrative expenses for the first two quarters of fiscal 2007 increased 11% to $1.6 million compared with $1.4 million in the first half of last year largely due to higher incentive compensation, professional fees and bankcard merchant fees. General and administrative expenses for fiscal 2007 are expected to be slightly higher than those of fiscal 2006.

The operating loss in the safety catheter segment for the second quarter declined by 15% to $238,000 (a $0.05 loss per diluted share after taxes) compared with $280,000 (a $0.07 loss per diluted share after taxes) in the second quarter of fiscal 2006. For fiscal 2007 year to date, the operating loss in the safety catheter segment was down by 1% to $544,000 (a $0.13 loss per diluted share after taxes) compared with $552,000 (a $0.13 loss per diluted share after taxes) in the first half of last fiscal year. The declines in operating losses were primarily due to higher sales volume and a reduction in R&D expenses. We believe that operating losses in the safety catheter segment for the last half of fiscal 2007 will be similar to those of the first half of the fiscal year. See Part II, Item 1A - Risk Factors on page 18 for more information on the safety catheter segment.

In the custom products segment, our operating loss for the second quarter declined by 66% to $68,000 compared with $200,000 in the second quarter of fiscal 2006. For the year-to-date in fiscal 2007, our custom products operating loss declined by 81% to $92,000 compared with $493,000 in the first half of fiscal 2006. The declines in operating losses for both periods were due to the increase in consumer sales volume and the decrease in manufacturing costs related to the closing of our California manufacturing plant.

Operating income for the total company rose 123% for the quarter to $1.7 million from $774,000 in the second quarter of fiscal 2006. For the fiscal year to date, total operating income increased 75% to $3.2 million compared with $1.8 million in the same period last year. Higher sales volume combined with slower growth in selling, marketing and administrative expenses during the quarter and year to date contributed to the increase.

Non-operating income declined by 60% to $83,000 in the second quarter of fiscal 2007 from $208,000 in the same quarter last year due to the expiration of a royalty agreement with Becton, Dickinson and Company (BD) that represented $128,000 of royalty income in the second quarter of the last fiscal year. Investment income for the second quarter was up 83% to $79,000 from $43,000 in the same quarter last year due to higher levels of short-term investments and slightly higher interest rates. For the first half of fiscal 2007, non-operating income decreased by 53% to $173,000 compared with $366,000 in the same period last year. The first-half decrease was caused by lower royalty income, resulting from the expiration of the BD royalty agreement, partially offset by higher investment income. The final royalty payment was received in the second quarter of fiscal 2006 and no further royalty payments will be received from the BD license agreement. We expect total non-operating income for fiscal 2007 to be lower than fiscal 2006 levels.

Net income for the second quarter of fiscal 2007 increased 85% to $1.2 million, or $0.42 per diluted share, compared with $638,000, or $0.23 per diluted share, in the same quarter of last year.  The earnings increase in the second quarter was driven by the 35% increase in sales combined with a slower rate of growth in operating expenses. Net income for fiscal 2007 year to date increased 54% to $2.2 million, or $0.78 per diluted share, compared with $1.4 million, or $0.52 per diluted share, in the first six months of fiscal 2006. The increase in year-to-date earnings was due to higher sales volume combined with lower rates of increase in manufacturing costs, selling, marketing and administrative expenses.

During the first half of fiscal 2007, we paid dividends of approximately $378,000 or 32% of net income. These payments represented one regular quarterly dividend of $0.06 per share and one dividend of $0.08 per share. On April 17, 2007 the Board of Directors declared a special cash dividend of $5.00 per share and a regular quarterly dividend of $0.08 per share to be paid on June 6, 2007 to shareholders of record on May 23, 2007. Shareholders who sell their shares on or before the payment date of June 6, 2007 will also be selling their right to receive the special cash dividend of $5.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of approximately $1.8 million during the first half of fiscal 2007 compared with $767,000 in the same period of fiscal 2006. The increase in cash flow during the period was due to higher earnings and increases in accounts payable that were partially offset by increases in accounts receivable and inventories. Our working capital increased by $2.1 million (15%) to $15.4 million during the six months ended March 31, 2007 from $13.3 million at September 30, 2006. The increase was mainly the result of higher investment and accounts receivable balances which were partially offset by increases in accounts payable. The current ratio increased during the first half of fiscal 2007 to 3.9 from 3.8 at September 30, 2006.

Accounts receivable, net of allowances, increased by $910,000 (13%) to $7.9 million at the end of the second quarter of fiscal 2007 compared with $7.0 million at the end of fiscal 2006. The increase was due to higher net sales in the second quarter of fiscal 2007. The average days sales outstanding in accounts receivable was 42.9 days in the first six months of fiscal 2007 compared with 47.0 days for all of fiscal 2006. The decrease in days sales outstanding is the result of the increase in the percentage of custom product sales compared with medical sales during the first half of the year. Custom products sales tend to have shorter collection times than medical sales, which causes the average collection time to decrease when custom products sales grow faster than medical sales. All of our accounts receivable are unsecured.

Inventories increased by $411,000 (9%) to $4.8 million at the end of the second quarter of fiscal 2007 compared with $4.4 million at fiscal year end 2006. The increase occurred in the medical and consumer product lines and was intended to support higher sales levels. Inventory turns for the first six months of fiscal 2007, calculated using annualized cost of sales, decreased to 8.9 times compared with 9.5 times for fiscal year 2006. The decrease in inventory turns was caused primarily by an increase in inventory of medical products and the addition of the HuberPro® product line, which has slower inventory turns than the majority of our other products. We expect inventory levels during fiscal 2007 to be higher than those at fiscal year end 2006.

Prepaid expenses increased 27% to $931,000 at the end of the second quarter of fiscal 2007 from $736,000 at the end of fiscal 2006. The increase was the result of prepaid insurance premiums.

Net property and equipment increased by $241,000 to $8.4 million at the end of the second quarter of fiscal 2007. The increase was due to capital expenditures of $686,000 partially offset by depreciation expense. The majority of our year-to-date capital expenditures were for new production equipment for the medical and custom products segments. We expect capital expenditures for the remainder of fiscal year 2007 to be less than they were in the first two quarters of the year.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of March 31, 2007.

Other assets decreased by 1% to $2.7 million during the first half of fiscal 2007 compared with $2.8 million at fiscal year end 2006 due mainly to amortization of patents and trademarks.

Our trade accounts payable increased by $523,000 (22%) to $2.9 million at the end of the second quarter of fiscal 2007 compared with fiscal year end 2006. The increase in accounts payable level was mainly due to increased purchases related to the sales increases. Accrued and sundry liabilities decreased by $107,000 or 4% compared with fiscal year end 2006 due to payments for income taxes, incentive compensation and property taxes.

We believe that funds on hand and funds generated from operations are adequate to finance our operations and expected capital requirements during the next 12 months. However, on April 17, 2007 the Board of Directors declared a special cash dividend of $5.00 per share and a regular quarterly dividend of $0.08 per share that will be paid on June 6, 2007 to shareholders of record on May 23, 2007. Shareholders who sell their shares on or before the payment date of June 6, 2007 will also be selling their right to receive the special cash dividend of $5.00 per share. The total amount of the dividend payment is $13.9 million based on the number of shares outstanding as of May 11, 2007. We expect that the dividend will be funded from approximately $6.1 million of cash generated from the liquidation of short-term investments and newly acquired long-term debt of approximately $7.8 million. We have obtained financing proposals from three banks, and we expect to complete financing arrangements prior to payment of the dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in fiscal 2007. However, volatile oil prices resulting in additional increases in the cost of polyurethane foam or other raw materials could negatively affect our profitability if we are unable to recover these higher costs through sales price increases or other cost reduction efforts. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, Company purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance. As of March 31, 2007, we had short-term investments of $6.1 million which were classified as available for sale. Included in these short-term investments were approximately $5.8 million of high quality and highly liquid corporate bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank and are therefore highly rated. The interest rate on the bonds is a floating rate which is reset weekly or monthly by the re-marketing agent based on market rates for comparable securities. Under normal market conditions, we can liquidate the bonds at any time with a settlement date of five to 35 days after the trade date, depending on the type of bond. Using the level of variable rate demand notes available for sale at quarter end, a 100 basis point increase or decrease in interest rates paid on short-term investments for one year would increase or decrease after-tax earnings by approximately $57,000.

Our $6.1 million in short-term investments at March 31, 2007 also included approximately $375,000 in a portfolio of investment grade preferred stocks. The preferred shares are generally callable within three to five years and have an after-tax dividend yield currently higher than the variable rate demand notes described above. Dividends from the preferred stocks are generally paid quarterly and qualify for the 70% dividends-received deduction available to corporate holders of the preferred shares. These shares are traded on the New York Stock Exchange and per share prices are subject to interest rate risks similar to intermediate-term bonds as well as specific company risk factors. We believe that substantial fluctuations in long-term interest rates or prices of the preferred stocks would not have a material effect on our financial position.

In addition, our other assets at March 31, 2007 included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that normal fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended March 31, 2007, cash value of life insurance increased by less than 1%, creating income of approximately $12,000. For the six months ended March 31, 2007, cash value of life insurance increased by 4%, creating income of approximately $77,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2007. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors -

As disclosed in our report on Form 10-K for the fiscal year ended September 30, 2006 in Item 1A “Risk Factors” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies - Impairment of Long-Lived Assets,” the Secure I.V. product line is in the process of emerging from development stage and involves greater risks and uncertainties than our more established product lines. We completed the initial design and development of Secure I.V. during the third quarter of fiscal 2005 and have been selling and marketing the product line in selected markets since approximately September 2005. Sales of Secure I.V. were $75,000 during fiscal year 2006 and $64,000 during the first six months of fiscal 2007. We do not expect the safety catheter segment to be profitable in fiscal 2007.

Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. If Secure I.V. sales do not accelerate significantly during the remainder of fiscal 2007, there is a substantial likelihood that the assets associated with Secure I.V. could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets before the end of fiscal 2007. The prospects of Secure I.V. sales achieving the necessary growth are uncertain. If an impairment of the Secure I.V. assets had occurred as of March 31, 2007, our assets and operating income would have been reduced by up to $3.1 million, and net income after taxes would have been reduced by up to $2.0 million, or $0.72 per diluted share, using the weighted average diluted shares outstanding at the end of the first six months of fiscal 2007. The actual amount of any future impairment charge could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(a)	(b)	(c)	(d)
December 31, 2006 - February 3, 2007	310	$16.31	310	97,490	*
February 4, 2007 - March 3, 2007	None	N/A	N/A	N/A
March 4, 2007 - March 31, 2007	None	N/A	N/A	N/A
Total	310	$16.31	310	97,490	*

* The Board of Directors terminated its 100,000 share repurchase program for its common stock on April 17, 2007. The program was announced on November 3, 2006.

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

DATE: May 15, 2007