Form 10-Q
period 2007-06-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2007-08-14
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

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

Common Stock, No Par Value - 2,775,444 shares as of 08/06/07

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets - June 30, 2007 and September 30, 2006		3

Statements of Income - Three and nine months ended June 30, 2007 and July 1, 2006		4

Statements of Cash Flows - Nine months ended June 30, 2007 and July 1, 2006		5

Notes to Financial Statements - June 30, 2007		6

Item 2.	Management's Discussion and Analysis of Interim Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION		18
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES		20

OFFICER CERTIFICATIONS		21

Span-America Medical Systems, Inc.
Balance Sheets

	June 30,	Sept. 30,
	2007	2006
	(Unaudited)	**
Assets
Current assets:
Cash and cash equivalents	$847,584	$975,525
Securities available for sale	-	5,134,882
Accounts receivable, net of allowances of $249,000 at
June 30, 2007 and $117,000 at September 30, 2006	7,554,611	6,986,794
Inventories	4,838,862	4,353,479
Prepaid expenses and deferred income taxes	1,141,414	735,684
Total current assets	14,382,471	18,186,364

Property and equipment, net	8,337,852	8,132,057
Cost in excess of fair value of net assets acquired,
net of accumulated amortization of $1,027,765 (June 30,
2007 and September 30, 2006)	1,924,131	1,924,131
Other assets	2,747,497	2,769,926
	$27,391,951	$31,012,478

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,661,282	$2,374,357
Accrued and sundry liabilities	2,877,622	2,474,049
Total current liabilities	5,538,904	4,848,406

Deferred income taxes	815,000	815,000
Deferred compensation	803,332	831,614
Long term debt	5,700,000	-
Total long term liabilites	7,318,332	1,646,614

Total liabilities	12,857,236	6,495,020

Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,774,155
at June 30, 2007 and 2,660,345 at Sept. 30, 2006	1,713,200	1,032,118
Additional paid-in capital	483,345	136,614
Retained earnings	12,338,170	23,352,221
Accumulated other comprehensive loss	-	(3,495)
Total shareholders' equity	14,534,715	24,517,458
	$27,391,951	$31,012,478

The accompanying notes are an integral part of these financial statements.

** The Balance Sheet at September 30, 2006 has been derived from the audited financial statements at that date.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$15,236,888	$12,548,276	$45,173,795	$38,063,492
Cost of goods sold	9,948,712	8,539,587	30,318,010	26,599,152
Gross profit	5,288,176	4,008,689	14,855,785	11,464,340

Selling and marketing expenses	2,351,282	2,144,297	6,750,853	6,056,966
Research and development expenses	204,284	141,019	599,921	448,075
General and administrative expenses	928,585	706,176	2,490,539	2,111,382
	3,484,151	2,991,492	9,841,313	8,616,423

Operating income	1,804,025	1,017,197	5,014,472	2,847,917

Non-operating income:
Investment income	71,813	53,661	233,732	136,541
Royalty income	-	-	-	246,627
Other	1,039	18,139	11,749	54,917
Total non-operating income	72,852	71,800	245,481	438,085

Interest expense	26,377	-	26,377	-

Income before income taxes	1,850,500	1,088,997	5,233,576	3,286,002
Provision for income taxes	596,000	361,000	1,778,000	1,131,000
Net income	$1,254,500	$727,997	$3,455,576	$2,155,002

Net income per share of common stock (Note 8):
Basic	$0.46	$0.27	$1.28	$0.81
Diluted	$0.43	$0.26	$1.22	$0.78

Dividends per common share	$5.080	$0.045	$5.220	$0.135

Weighted average shares outstanding:
Basic	2,755,114	2,658,076	2,706,904	2,644,878
Diluted	2,894,041	2,777,587	2,842,179	2,767,266

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,	July 1,
	2007	2006
Operating activities:
Net income	$3,455,576	$2,155,002
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	779,101	713,919
Provision for losses on accounts receivable	138,841	59,991
Provision for deferred income taxes	-	(6,325)
Gain on sale of property and equipment	(8,645)	(52,400)
Increase in cash value of life insurance	(119,496)	(66,300)
Deferred compensation	(28,282)	(26,187)
Stock compensation expense	63,786	33,045
Changes in operating assets and liabilities:
Accounts receivable	(656,861)	487,993
Inventories	(485,383)	(801,269)
Prepaid expenses and other assets	102,490	(74,642)
Accounts payable and accrued expenses	724,860	(888,210)
Net cash provided by operating activities	3,965,987	1,534,617

Investing activities:
Purchases of marketable securities	(5,095,000)	(3,748,714)
Proceeds from sale of marketable securities	10,183,580	3,085,000
Purchases of property and equipment	(881,451)	(907,613)
Proceeds from sale of property and equipment	9,137	52,400
Payments for other assets	(55,197)	(99,304)
Net cash provided by (used for) investing activities	4,161,069	(1,618,231)

Financing activities:
Dividends paid	(14,469,627)	(357,205)
Proceeds from long term debt	5,700,000	-
Purchase and retirement of common stock	(35,901)	-
Common stock issued upon exercise of options	550,531	193,818
Net cash used for financing activities	(8,254,997)	(163,387)

Decrease in cash and cash equivalents	(127,941)	(247,001)
Cash and cash equivalents at beginning of period	975,525	894,386
Cash and cash equivalents at end of period	$847,584	$647,385

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007. For further information, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.

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

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.

This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. We are currently analyzing the fair value option that is permitted but not required under SFAS No. 159.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years. We did not grant any options during the first nine months of fiscal 2007.

In connection with the special dividend of $5.00 per share paid to shareholders on June 6, 2007, the terms of outstanding stock option awards under the Company’s equity compensation plans were adjusted effective June 7, 2007. The exercise price of each award was adjusted to maintain the same ratio of exercise price to fair market value of the underlying shares of common stock before and after the adjustment. Fair market value of the common stock for purposes of adjusting the exercise price of each award was established by using the volume-weighted average price per share of the Company’s common stock on June 6, 2007, the day before the ex-dividend date ($26.292), and the volume-weighted average price per share of the Company’s common stock on June 7, 2007, the ex-dividend date ($20.364). In addition, the number of shares of common stock subject to each award was increased as necessary to ensure that the aggregate value of the award (calculated as the difference between the aggregate exercise price of the award and the aggregate fair market value of the underlying shares of common stock) was the same before and after the adjustment.  The adjustments to the options had no material effect on our financial position or results of operations.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale are carried at aggregate cost which approximates market. Preferred stocks are carried at market value. Unrealized holding losses were $3,495 as of September 30, 2006.

	June 30, 2007	Sept. 30, 2006
Variable rate demand notes	-	$4,769,797
Preferred stocks	-	365,085
	-	$5,134,882

3. INVENTORIES

The components of inventories are as follows:

	June 30, 2007	Sept. 30, 2006
Raw materials	$3,023,056	$2,829,048
Finished goods	1,815,806	1,524,431
	$4,838,862	$4,353,479

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	June 30, 2007	Sept. 30, 2006
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,776,067	6,774,418
Machinery and equipment	8,335,921	7,817,829
Furniture and fixtures	475,353	447,412
Automobiles	9,520	9,520
Computer system installation in process	246,755	-
Leasehold improvements	-	12,330
	16,800,032	16,017,925
Less accumulated depreciation	8,462,180	7,885,868
	$8,337,852	$8,132,057

5. OTHER ASSETS

Other assets consist of the following:

	June 30, 2007	Sept. 30, 2006
Patents and trademarks, net of accumulated
amortization of $1,614,718 (June 30, 2007)
and $1,518,281 (Sept. 30, 2006)	$678,979	$720,221
Cash value of life insurance policies	1,902,155	1,782,658
Other	166,363	267,047
	$2,747,497	$2,769,926

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

Changes in our product warranty liability for the nine months ended June 30, 2007 and July 1, 2006 are as follows:

	June 30, 2007	July 1, 2006
Accrued liability at beginning of period	$282,887	$243,477
Increases in reserve	201,379	152,137
Expenses	(162,653)	(121,423)
Accrued liability at end of period	$321,613	$274,191

7. LONG TERM DEBT

Long term debt consists of a revolving credit facility to a bank. The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on the Company's leverage ratio (as defined in the agreement). The initial margin is 85 basis points. The interest rate for the month ended June 30, 2007 was 6.17%. Interest-only payments are required monthly. The agreement includes financial covenants relating to tangible net worth and leverage ratios. The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon their request in the event of a default as defined in the agreement.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) the Company’s income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax non-cash and extraordinary losses of the Company for that fiscal year. If this restriction would not permit the Company to pay the same regular quarterly dividend in any future quarter that it had paid in the immediately preceding quarter, the Company may nevertheless pay the regular quarterly dividend in an amount no greater than the previous’ quarter’s regular dividend so long as the Company remains in compliance with the financial covenants after giving effect to the payment of the dividend.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator for basic and diluted earnings per share:
Net income	$1,254,500	$727,997	$3,455,576	$2,155,002

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,755,114	2,658,076	2,706,904	2,644,878
Effect of dilutive securities:
Employee stock options and restricted stock	138,927	119,511	135,275	122,388
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,894,041	2,777,587	2,842,179	2,767,266

Net income per share:
Basic	$0.46	$0.27	$1.28	$0.81
Diluted	$0.43	$0.26	$1.22	$0.78

9. OPERATIONS AND INDUSTRY SEGMENTS

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales:
Medical	$11,365,236	$9,372,153	$31,810,299	$27,020,180
Custom products	3,838,976	3,146,421	13,247,057	10,971,999
Safety catheters	32,676	29,702	116,439	71,313
Total	$15,236,888	$12,548,276	$45,173,795	$38,063,492

Operating income (loss):
Medical	$2,507,354	$1,749,205	$6,707,575	$4,953,731
Custom products	(238,837)	(264,899)	(330,861)	(758,091)
Safety catheters	(283,287)	(284,686)	(827,468)	(836,841)
Total	1,985,230	1,199,620	5,549,246	3,358,799

Corporate expense	(181,205)	(182,423)	(534,774)	(510,882)
Other income	72,852	71,800	245,481	438,085
Interest expense	(26,377)	-	(26,377)	-
Income before income taxes	$1,850,500	$1,088,997	$5,233,576	$3,286,002

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

10. COMMITMENTS AND CONTINGENCIES

From time to time Span-America is named as a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against the Company that if determined adversely would have a material adverse effect on our business or financial condition.

Our supply terms with the contract manufacturer for our Secure I.V. product line require payment of approximately $8,700 per week in labor and overhead charges for production of the Secure I.V. catheter in lieu of a per unit charge. This weekly charge is expected to remain in effect for the next several months, depending on the results of the evaluation of the safety catheter segment. The weekly charge can be changed or terminated by the mutual agreement of both parties.

Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. Consequently, there is a substantial likelihood that the assets associated with the safety catheter segment could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets before the end of calendar year 2007. We are currently in the process of evaluating our options to maximize the return on our investment in the safety catheter segment.

If a full impairment of the safety catheter assets had occurred as of June 30, 2007, our assets and operating income would have been reduced by up to $3.1 million, and net income after taxes would have been reduced by up to $2.0 million, or $0.71 per diluted share, using the weighted average diluted shares outstanding at the end of the first nine months of fiscal 2007. The actual amount of any future impairment charge could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expenses compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing us as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and in Item 1A of Part II of this Form 10-Q and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

      Our third quarter financial results benefited from strong sales growth in our medical and custom products segments, increases in margins due to expense control, and improved operating leverage. Our proprietary line of therapeutic support surfaces was a major contributor to our overall sales growth compared with last year. We also benefited from solid sales growth in our consumer bedding product lines during the quarter.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2007 increased 21% to $15.2 million compared with $12.5 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net sales rose 19% to $45.2 million from $38.1 million in the same period last year. The changes in net sales for both the third quarter and year-to-date periods were primarily due to strong sales growth in the medical segment, led by our proprietary therapeutic support surfaces, and increased sales of our new fusion mattress overlays in the custom products segment.

Net income for the third quarter rose 72% to $1.3 million, or $0.43 per diluted share, compared with net income of $728,000, or $0.26 per diluted share, in the third quarter of fiscal 2006. For fiscal 2007 year to date, net income increased 60% to $3.5 million, or $1.22 per diluted share, compared with $2.2 million, or $0.78 per diluted share, in the same period last year. The earnings increases resulted primarily from strong sales growth in our medical and custom products segments.

Sales in the medical segment grew 21% to $11.4 million in the third quarter of fiscal 2007 compared with $9.4 million in the same quarter last year. The majority of the medical sales growth was attributable to the Company’s proprietary therapeutic support surface product lines. Sales of therapeutic support surfaces (mattresses) in the third quarter of fiscal 2007 were up 23% compared with the third quarter of last year. Product line leaders included Span-America’s PressureGuard Easy Air® low-air-loss therapeutic surface, the PressureGuard CFT®, which includes the private label products made for Hill-Rom, and our Geo-Mattress® line of non-powered therapeutic surfaces. Medical sales represented approximately 75% of total Company sales in each of the third quarters of fiscal 2007 and 2006. The medical segment also benefited from the newest addition to our seating product line, the Short-Wave(SM) wheelchair seat and back cushion. Sales of seating products grew by 40% in the third quarter of fiscal 2007 compared with the third quarter last year due to strong performance of our new Short Wave product. Sales volume in our other medical product lines declined somewhat in the third quarter of fiscal 2007 compared with the same quarter in 2006. Sales of mattress overlays declined 9%, sales of Selan® skin care products decreased 3% and Span-Aids® patient positioner sales fell 1%.

For fiscal 2007 year to date, medical sales rose 18% to $31.8 million from $27.0 million in the same period last year. The increase was driven by higher unit volumes of therapeutic support surfaces, which grew by 20% during the period. In addition, sales of seating products were up 20% and patient positioners increased by 7% during the period. Sales of overlays and Selan products increased by 1%, and 2%, respectively. We expect sales in the medical segment for fiscal 2007 to be higher than those of fiscal 2006, but the rate of increase for the remainder of the fiscal year will likely be lower than the 18% rate achieved during the first three quarters of fiscal 2007.

In the custom products segment, sales increased by 22% to $3.8 million in the third quarter of fiscal 2007 compared with $3.1 million in the same period last year. All of this growth resulted from higher sales volumes of consumer bedding products, which rose by 35% to $2.9 million compared with $2.2 million in the third quarter of fiscal 2006. The growth was due primarily to increased shipments of our new fusion mattress overlay to Wal-Mart and other retailers through our marketing partner, Louisville Bedding Company. The fusion overlays combine the performance of traditional foam with the feel and features of visco foam to give customers a unique bedding choice. For the year to date in fiscal 2007, custom product sales were up 21% to $13.2 million compared with $11.0 million for the same period in fiscal 2006. The year-to-date increase was also the result of sales of the new fusion mattress overlays which generated a 29% growth in the consumer bedding product lines compared with the same period last year. We expect sales in the custom products segment in the fourth quarter of fiscal 2007 to be relatively flat compared with the fourth quarter of fiscal 2006 because we do not expect to repeat some of the back-to-school promotional sales we experienced in the fourth quarter last year.

Sales of industrial products, which are also part of the custom products segment, declined 6% to $930,000 in the third quarter of fiscal 2007 compared with $985,000 in the third quarter of fiscal 2006 due to lost business from a key customer related to price competition and a seasonal slowdown in sales to another key industrial customer. For fiscal 2007 year to date, industrial sales were down 3% compared with the same period last year.

Sales in the safety catheter segment rose 10% to $33,000 in the third quarter of fiscal 2007 from $30,000 in the third quarter of fiscal 2006. The safety catheter segment consists of two product lines: the Secure I.V. safety catheter and the HuberPro® safety needle infusion set. Sales of Secure I.V. rose 256% in the third quarter to $27,000 compared with $7,000 in the year earlier quarter. However, sales of HuberPro declined 73% to $6,000 in the third quarter this year from $22,000 in the same quarter last year. HuberPro sales in last year’s third quarter were unusually high due to pipeline filling from the initial launch of the product line. For the fiscal year to date, sales in the safety catheter segment increased 63% to $116,000, which consisted of $91,000 of sales of Secure I.V. and $25,000 in sales of HuberPro. We are disappointed with the overall level of sales in the safety catheter segment. Consequently, we will be carefully evaluating our options over the next several months to determine how to best maximize our return on investment in the safety catheter business unit.

Our gross margin for the third quarter of fiscal 2007 increased to 34.7% compared with 31.9% in the same period last year. Our gross profit level in the third quarter of fiscal 2007 rose 32% to $5.3 million compared with $4.0 million in the third quarter last year. These increases in gross margin and gross profit level resulted primarily from higher sales volume in the medical and custom products segments, reduced manufacturing costs related to closing our California manufacturing plant and replacing it with a distribution center in Utah, and improved operating leverage. For the year to date in fiscal 2007, our gross margin increased to 32.9% compared with 30.1% in the same period last year. Our gross profit level rose 30% to $14.9 million in the first nine months of 2007 compared with the same period last year. The year-to-date increases in gross margin and gross profit level were mainly due to higher sales volumes in the medical and custom products segments and lower manufacturing costs primarily in the custom products segment. We expect our gross margin for the full year of fiscal 2007 to be higher than that of fiscal 2006.

Selling and marketing expenses rose 10% or $207,000 for the third quarter of fiscal 2007 to $2.4 million compared with $2.1 million in the third quarter of fiscal 2006. For the year to date in fiscal 2007, selling and marketing expenses were up 11% to $6.8 million compared with $6.1 million in the same period of fiscal 2006. The increases in both periods were mainly due to costs related to our new distribution center in Utah and higher shipping costs and incentive compensation expenses. Total sales and marketing expenses for fiscal 2007 are expected to be higher than those of fiscal 2006.

Total research and development expenses for the third quarter of fiscal 2007 increased 45% to $204,000 compared with $141,000 in the third quarter of fiscal 2006. The primary reason for the increase was new product development efforts in the medical segment. Medical R&D expenses rose 52% compared with the third quarter of last year due to continued development of new therapeutic support surfaces. Total research and development expenses for the year to date in fiscal 2007 increased 34% to $600,000 compared with $448,000 in the year to date in fiscal 2006. During the first nine months of 2007 medical R&D expenses rose 48% or $174,000. We expect that total research and development expenses for fiscal 2007 will be greater than those of fiscal 2006.

Administrative expenses increased by 31% to $929,000 in the third quarter of fiscal 2007 compared with $706,000 in the third quarter of last year. For the year to date in fiscal 2007, administrative expenses were up 18% to $2.5 million compared with $2.1 million in the same period last year. The increases for both periods were due largely to higher incentive compensation, professional fees and uncollectible accounts receivable. Administrative expenses for fiscal 2007 are expected to be higher than those of fiscal 2006.

The operating loss in the safety catheter segment for the third quarter remained level at $283,000 (a $0.07 loss per diluted share after taxes) compared with the third quarter of fiscal 2006. For fiscal 2007 year to date, the operating loss in the safety catheter segment declined by 1% to $827,000 (a $0.19 loss per diluted share after taxes) compared with $837,000 (a $0.20 loss per diluted share after taxes) for last fiscal year to date. The year-to-date decline in operating loss was primarily due to higher sales volume and a reduction in R&D expenses. We believe that the operating loss in the safety catheter segment for the fourth quarter of fiscal 2007 will be similar to the fourth quarter of last fiscal year. See Part II, Item 1A - Risk Factors on pages 18 and 19 of this report for more information on the safety catheter segment.

In the custom products segment, our operating loss for the third quarter declined by 10% to $239,000 compared with $265,000 in the third quarter of fiscal 2006. For the year-to-date in fiscal 2007, our custom products operating loss declined by 56% to $331,000 compared with $758,000 in the same period of fiscal 2006. The declines in operating losses for both periods were due to the increase in consumer sales volume and the decrease in manufacturing costs mainly related to the closing of our California manufacturing plant.

Operating income for the total company rose 77% for the quarter to $1.8 million from $1.0 million in the third quarter of fiscal 2006. For the fiscal year to date, total operating income increased 76% to $5.0 million compared with $2.8 million in the same period last year. The third quarter and year-to-date increases were the result of higher sales volume combined with slower growth in operating expenses.

Non-operating income declined by 1% to $73,000 in the third quarter of fiscal 2007 from $72,000 in the same quarter last year. Investment income for the third quarter was up 34% to $72,000 from $54,000 in the same quarter last year due to higher levels of short-term investments and slightly higher interest rates. For the year to date in fiscal 2007, non-operating income decreased by 44% to $245,000 compared with $438,000 in the same period last year. The decrease was caused by lower royalty income, resulting from the expiration of a royalty agreement with Becton, Dickinson and Company (BD) that represented $247,000 of royalty income in the last fiscal year. The year-to-date decrease in royalty income was partially offset by higher investment income. We expect total non-operating income for fiscal 2007 to be lower than fiscal 2006 levels.

The third quarters’ results included $26,000 in interest expense incurred from the addition of $5.7 million in debt to partially fund the $5.00 per share special dividend paid on June 6, 2007. No comparable interest expense was incurred in fiscal 2006. See “Liquidity and Capital Resources” below for further discussion of the special dividend.

Net income for the third quarter of fiscal 2007 increased 72% to $1.3 million, or $0.43 per diluted share, compared with $728,000, or $0.26 per diluted share, in the same quarter of last year.  The earnings increase in the third quarter was driven by the 21% increase in sales combined with a slower rate of growth in operating expenses partially related to replacing our California manufacturing plant with a Utah distribution center. Net income for fiscal 2007 year to date increased 60% to $3.5 million, or $1.22 per diluted share, compared with $2.2 million, or $0.78 per diluted share, in the first nine months of fiscal 2006. The increase in year-to-date earnings was due to higher sales volume in the medical and custom products segments combined with lower rates of increase in manufacturing costs and operating expenses.

During the first three quarters of fiscal 2007, we paid dividends of approximately $14.5 million or 419% of net income. These payments consisted of a one-time regular quarterly dividend of $0.06 per share, two regular quarterly dividends of $0.08 per share and a special dividend of $5.00 per share. The special dividend was declared by the Board of Directors on April 17, 2007 and paid on June 6, 2007. In conjunction with the special dividend, on April 17, 2007 the Board of Directors terminated the 100,000 share common stock repurchase program that was announced on November 3, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of approximately $4.0 million during the first nine months of fiscal 2007 compared with $1.5 million in the same period of fiscal 2006. The increase in cash flow during the period was due to higher earnings and increases in accounts payable that were partially offset by increases in accounts receivable and inventories. Our working capital decreased by $4.5 million (34%) to $8.8 million during the nine months ended June 30, 2007 from $13.3 million at September 30, 2006. The decrease resulted from the payment of the special dividend as noted above. The dividend was funded from the combination of $5.7 million in newly acquired long-term debt and $8.4 million in cash on hand and cash generated from the liquidation of short-term investments. Our current ratio decreased during the first three quarters of fiscal 2007 to 2.6 from 3.8 at September 30, 2006 for the same reason.

Accounts receivable, net of allowances, increased by $568,000 (8%) to $7.6 million at the end of the third quarter of fiscal 2007 compared with $7.0 million at the end of fiscal 2006. The increase was due to higher net sales in the third quarter of fiscal 2007. The average days sales outstanding in accounts receivable was 43.0 days in the first nine months of fiscal 2007 compared with 47.0 days for all of fiscal 2006. The decrease in day’s sales outstanding is the result of growth in consumer bedding sales and sales to larger medical customers, both of which tend to have faster average collection times than the Company’s broader customer base. All of our accounts receivable are unsecured.

Inventories increased by $485,000 (11%) to $4.8 million at the end of the third quarter of fiscal 2007 compared with $4.4 million at fiscal year end 2006. The increase occurred in the medical and consumer product lines and was intended to support higher sales levels. Inventory turns for the first nine months of fiscal 2007, calculated using annualized cost of sales, decreased to 8.8 times compared to 9.5 times for fiscal year 2006. The decrease in inventory turns was caused primarily by an increase in medical finished goods inventory and the addition of the HuberPro® product line, which has slower inventory turns than the majority of our other product lines. We expect inventory levels for the remainder of fiscal 2007 to be similar to third quarter levels.

Prepaid expenses increased 55% to $1.1 million at the end of the third quarter of fiscal 2007 from $736,000 at the end of fiscal 2006. The increase was the result of refundable income taxes and prepaid insurance.

Net property and equipment increased by $206,000 to $8.3 million at the end of the third quarter of fiscal 2007. The increase was due to capital expenditures of $881,000 partially offset by depreciation expense. The majority of our year-to-date capital expenditures were for new production equipment for the medical and custom products segments. We do not expect significant capital expenditures for the remainder of fiscal year 2007.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. We held no forward contracts on foreign currency as of June 30, 2007.

Other assets decreased by 1% to $2.7 million during the nine months ended in June 2007 compared with $2.8 million at fiscal year end 2006 due mainly to amortization of patents and trademarks mostly offset by an increase in the cash value of life insurance.

Our trade accounts payable increased by $287,000 (12%) to $2.7 million at June 30, 2007 compared with September 30, 2006. A primary reason for the increase in accounts payable level was higher inventory purchases related to recent sales increases. Accrued and sundry liabilities increased by $404,000 or 16% compared with fiscal year end 2006 due to increased accruals for incentive compensation, commissions and medical insurance.

The balance sheet at the end of the third quarter of fiscal 2007 reflects the addition of $5.7 million in long-term debt that was used to partially fund the $5.00 per share special dividend paid on June 6, 2007. The new debt is part of a $10 million revolving credit facility entered into in June 2007 to fund the special dividend and other corporate needs. The maximum principal amount we can borrow at any one time under the agreement is $10 million. The maturity date is June 5, 2012. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on the Company's leverage ratio (as defined in the agreement). The initial margin is 85 basis points. The interest rate for the month ended June 30, 2007 was 6.17%. Interest-only payments are required monthly. The agreement includes financial covenants relating to tangible net worth and leverage ratios. The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon their request in the event of a default as defined in the agreement.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) the Company’s income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax non-cash and extraordinary losses of the Company for that fiscal year. If this restriction would not permit the Company to pay the same regular quarterly dividend in any future quarter that it had paid in the immediately preceding quarter, the Company may nevertheless pay the regular quarterly dividend in an amount no greater than the previous’ quarter’s regular dividend so long as the Company remains in compliance with the financial covenants after giving effect to the payment of the dividend.

For more information on the credit facility, see our report on Form 8-K filed on June 11, 2007.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk related to the cash value of corporate-owned life insurance policies. Our other assets at June 30, 2007 included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that normal fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended June 30, 2007, cash value of life insurance increased by 2%, creating income of approximately $42,000. For the nine months ended June 30, 2007, cash value of life insurance increased by 6%, creating income of approximately $119,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Using our level of long-term debt at June 30, 2007 of $5.7 million, and assuming a constant level of debt for the entire quarter, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $14,000 per quarter.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2007. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors -

As disclosed in our report on Form 10-K for the fiscal year ended September 30, 2006 in Item 1A “Risk Factors” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies - Impairment of Long-Lived Assets,” the Secure I.V. product line has been emerging from development stage and is new and un-established in the market. It therefore involves greater risks and uncertainties than our more established product lines. We completed the initial design and development of Secure I.V. during the third quarter of fiscal 2005 and have been selling and marketing the product line in selected markets since approximately September 2005. Sales of Secure I.V. were $75,000 during fiscal year 2006 and $91,000 during the first nine months of fiscal 2007. We do not expect the safety catheter segment to be profitable in fiscal 2007.

Because time has continued to pass without a considerable improvement in Secure I.V. sales, the possibility of an asset impairment charge in the safety catheter segment has significantly increased. Consequently, there is a substantial likelihood that the assets associated with the safety catheter segment could become impaired, resulting in a material impairment charge against our earnings and a material reduction in our assets before the end of calendar 2007. We are currently in the process of evaluating our options to maximize the return on our investment in the safety catheter segment. If a full impairment of the safety catheter assets had occurred as of June 30, 2007, our assets and operating income would have been reduced by up to $3.1 million, and net income after taxes would have been reduced by up to $2.0 million, or $0.71 per diluted share, using the weighted average diluted shares outstanding at the end of the first nine months of fiscal 2007. The actual amount of any future impairment charge could be more or less, depending on the level of assets and the degree of impairment at the time we determine an impairment charge is necessary.

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

DATE: August 13, 2007