Form 10-K
period 2007-09-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2007-12-28
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 29, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,402,333.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 20, 2007 was 2,768,834.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 7, 2008 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company” or “Span-America”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include but are not limited to the “Risk Factors” described in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission (‘SEC”) filings. We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970. We manufacture and distribute a variety of polyurethane foam products for the medical, consumer and industrial markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners and later expanded our product lines to include foam mattress overlays for the wound care market primarily in acute care hospitals. Wound care products aid in the treatment or prevention of pressure ulcers and diabetic ulcers, commonly known as bedsores. In the late 1970s we also began producing foam products for industrial applications. In 1985, we introduced the patented Geo-Matt® mattress overlay in the health care market, which became one of our leading products. About the same time, we began selling convoluted foam mattress overlay products to consumer bedding retailers throughout the United States.

We entered the replacement mattress segment of the medical market in 1992 through the acquisition of Healthflex, Inc., which included the PressureGuard® II replacement mattress. We have since significantly expanded the PressureGuard mattress line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell directly and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the Unites States and Canada.

In July 2002, we acquired certain assets of Vadus, Inc., which included patents and equipment related to the design and production of the Secure I.V.® line of short peripheral intravenous catheters. The product line was in the development stage at the time of the acquisition, and we completed the development of the product and initially launched Secure I.V. in 2004. However, we have been unable to generate sufficient sales volume in the safety catheter segment to make it a viable business. Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets. As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets. We are currently engaged in efforts to sell this part of our business.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers. We are actively seeking to develop or acquire new products in this market segment. We also seek to further develop consumer and industrial applications of our medical products.

Our products are distributed in the United States and to a lesser degree in several foreign countries. Total export sales during fiscal 2007 were approximately $3.7 million or 6.2% of total net sales. The majority of our export sales occurred in Canada. See Note 18 Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report.

We maintain a website at http://www.spanamerica.com. Our reports and other filings made with the SEC are available free of charge on the website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Industry Segment Data

Please see Note 18 Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales.

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered mattresses), patient positioners, and seating products. We market these products to all health care settings, including acute care hospitals, long-term care facilities, and home health care providers, primarily in North America. Sales of medical products represented 71% of total net sales in fiscal 2007, 71% of total net sales in fiscal 2006, and 63% of total net sales in fiscal 2005.

Mattress Overlays. Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay. Our mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development of pressure ulcers and promote healing. Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the localized pressure that causes ulcers. The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 6% of total net sales in fiscal 2007. These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to developing pressure ulcers. Span-America's overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex therapeutic support surfaces. The mattress overlays are designed for single patient use.

Therapeutic Support Surfaces. Span-America’s non-powered therapeutic support surfaces fall into two main product categories: the Geo-Mattress® all-foam products and the non-powered portion of the PressureGuard® product line. Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in our overlays. These mattresses are sold as alternatives to standard innerspring and all-foam mattresses often found in acute and long-term care settings.

In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales. The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped. A second line extension, the Geo-Mattress Atlas®, was added in December 2000 to address the needs of bariatric patients.

Span-America’s more complex non-powered support surfaces consist of products from the PressureGuard® series. We acquired the PressureGuard design through the acquisition of Healthflex, Inc. in February 1992. The original design combined a polyurethane foam shell and static air cylinders to form a support surface that incorporated the comfort and pressure relieving features of both mattress overlays and more sophisticated dynamic mattresses. This original design, which we later used as the basis for powered versions (see below), was further refined through a complete technical upgrade of all PressureGuard components in November 1997.

In addition to the non-powered, static PressureGuard Renew®, we also offer the PressureGuard CFT®. This model incorporates patented design principles of constant force technology. The PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind. In fiscal 2007, the CFT was our largest medical product line as measured by sales.

Span-America’s powered therapeutic support surfaces constitute the remaining models in the PressureGuard Series. In November 1993, we received FDA 510(k) marketing approval for the PressureGuard IV therapeutic support surface. Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient. The system was designed to automatically sense the patient’s weight and position and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours. The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features. Of particular note is a pendant-operated, microprocessor-controlled motion system, which is built into the support surface rather than being hung on the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure mattress. The APM is targeted primarily at the long-term care and home care markets. In 2000, we added a more feature-rich version of this mattress called the PressureGuard APM2. The APM2 products were further upgraded with new features in 2003, such as the addition of the Deluxe control unit. The APM2 gives the caregiver the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel. The APM2 represents our second largest medical product in terms of sales.

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

In fiscal 2004, we began working with Hill-Rom Company, Inc. to develop a private-label version of our PressureGuard CFT mattress to be sold under the Hill-Rom name primarily to acute care hospitals. Hill-Rom, a division of Hillenbrand Industries, is a major supplier of hospital beds and various other types of patient care equipment. Since the initial work in 2004, we have expanded the private label CFT line to include several other therapeutic mattresses with additional features designed to meet Hill-Rom’s needs. The PressureGuard CFT product line was our fastest growing group of mattresses in fiscal 2007. Our current agreement with Hill-Rom will expire in 2008. As a result, sales to Hill-Rom in fiscal 2008 will not likely equal those of 2007. See “Major Customers” on page 9. We also manufacture private-label mattresses for other customers on a case-by-case basis, depending on market conditions and customer interest.

Therapeutic support surfaces and related products made up approximately 54% of total Company net sales in fiscal 2007, 52% in fiscal 2006 and 43% in fiscal 2005.

Patient Positioners. Our specialty line of patient positioners is sold primarily under the trademark Span-Aids®. Span-Aids accounted for approximately 7% of our total net sales in fiscal 2007. This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation. Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition. The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture. Span-Aids are intended for single-patient use throughout a patient's entire treatment program. Among the Span-Aids products that we presently market are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners. We sell patient positioners primarily to hospitals and long-term care facilities through several national medical products distributors.

Seating Products. Another product category in our medical segment consists of seat cushions and related seating products for wheelchairs, Geri-chairs (typically used in long-term care facilities) and other health care seating needs. Our offerings in this category can be subdivided into three main groups:

•	wound healing aids,

•	patient positioning and general pressure management products, and

•	pressure management products without patient positioning features.

Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions. Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour™ cushion, the Equalizer™, and the EZ-Dish™. The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base. Like the Isch-Dish, the Equalizer is included among seating products covered for reimbursement by the Medicare system. This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists. The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients. The Geo-Wave™ Cushion assists with positioning and pressure reduction for patients using specialty recliners and Geri-chairs.  The Short-Wave™ seat and back cushion reduces shear and assists with patient positioning in standard wheelchairs.  The Short-Wave is covered for reimbursement by the Medicare system.

Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions. The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients. The Geo-Matt and Geo-Matt PRT cushions incorporate our proprietary Geo-Matt anti-shearing surface.

Seating products accounted for approximately 3% of total net sales in fiscal 2007.

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company. The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are primarily sold in long-term care and acute care settings. The license agreement with PJ Noyes will expire in 2011. Sales of skin care products accounted for approximately 2% of our total net sales in fiscal 2007.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes. Our largest medical customer in fiscal 2007 was Hill-Rom Company, for whom we manufacture therapeutic support surfaces that incorporate Span-America’s patented features and are sold under the Hill-Rom name. Sales to Hill-Rom during fiscal 2007 made up approximately 24% of net sales in the medical segment. We also sell our branded medical products to several medical products distributors who resell our products to acute care hospitals and long-term care facilities throughout North America. Sales to our four largest medical distributors made up approximately 57% of net sales in the medical segment during fiscal 2007. We believe our relationships with these distributors are good. However, the loss of any one of these customers could have a material adverse effect on our business. See “Item 1A. Risk Factors” below for more information on our relationships with large customers.

Custom Products

Span-America's custom products segment includes two major product lines: consumer bedding products and industrial foam products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. The consumer products are marketed to retailers through Louisville Bedding Company, a leading manufacturer and distributor of bedding products in North America. Louisville Bedding is the exclusive distributor of our consumer foam products pursuant to a distribution agreement between the companies, which expires in December 2009. The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.

Our industrial product line consists of specially designed foam products used in a variety of industries, the largest of which include kayak and automotive manufacturing, specialty packaging and various other manufacturing operations. The majority of our industrial products are made to order according to customer specifications. We currently have one full-time sales representative and several manufacturers’ representatives selling our industrial foam fabrication capabilities primarily in the southeastern United States. Our customers represent a wide variety of markets, including the sports equipment, automotive, photographic film, durable goods and electronics industries.

Custom products represented approximately 29% of our total net sales in fiscal 2007, compared with 29% in fiscal 2006 and 37% in fiscal 2005. In fiscal 2007, approximately 72% of our total custom products sales were distributed through Louisville Bedding Company. The loss of this relationship would have a material adverse effect on our business. Sales of consumer bedding products within the custom products segment represented 23% of total Company net sales in fiscal 2007, 22% in fiscal 2006 and 32% in fiscal 2005.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters. The acquired assets consisted primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter. We completed first-phase development of the product and initially launched Secure I.V. in 2004. In March 2006, to expand the safety catheter product line, we entered into a one-year distribution agreement with Command Medical Products, Inc. to sell the HuberPro™ safety Huber needle infusion set to customers primarily in alternate site health care markets, i.e. other than acute-care hospitals. However, we have been unable to generate sufficient sales volume in the safety catheter segment to make it a viable business. Operating losses in the safety catheter segment were $4.0 million in fiscal 2007 (including an impairment charge of $2.9 million), $1.1 million in fiscal 2006 and $1.5 million in fiscal 2005. Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets. As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets. We are currently engaged in efforts to sell this part of our business. Net sales of Secure I.V. were less than 1% of total net sales in fiscal 2007.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2007	2006	2005
Medical	$724,000	$520,000	$407,000
Custom products	-	2,000	1,000
Safety catheters	83,000	112,000	733,000
Total R&D expense	$807,000	$634,000	$1,141,000

We expect research and development costs in fiscal 2008 to be slightly lower than those of fiscal 2007 due to our exit from the safety catheter business.

Competition

Medical. In the medical market segment, we face significant competition for sales of our foam mattress overlays. Competition within the overlay market is primarily based on price and delivery for convoluted foam overlays. For therapeutic overlays, including Geo-Matt, competition is based on price, product performance, quality and delivery. However, the largest single source of competition for our mattress overlay products is from therapeutic support surfaces (or mattresses), either of our design and manufacture or those of our competitors. Sales of overlays have generally declined since the 1990s as customers began to replace single-patient-use overlays with longer lasting therapeutic surfaces that incorporated the pressure relieving features of overlays. Competition with respect to our Span-Aids patient positioners is primarily based on price. However, a secondary source of competition for patient positioners results from alternative methods, such as the use of pillows and other devices to position patients.

We believe that Span-America is one of the largest nationwide suppliers of foam mattress overlays and patient positioners to the U.S. health care market. Our primary competitors in the overlay and positioner markets are the BioClinic division of Sunrise Medical, Inc. and Covidien (formerly Tyco Healthcare).

Competition in the therapeutic support surface market is based on product performance, price and durability. Potential customers typically select a product based on these criteria after conducting a formal clinical evaluation of sample mattresses for periods of one to six months. A secondary source of competition results from alternative products such as mattress overlays, which are significantly less expensive than support surfaces.

The market for therapeutic support surfaces developed principally during the 1990s. Competitors include The Encompass Group, Gaymar Industries, Inc., Hill-Rom (a division of Hillenbrand Industries, Inc.), Kinetic Concepts, Inc., Invacare Corporation, Sunrise Medical, Inc., Direct Supply, Inc. and Medline Industries, Inc. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

Many of our competitors in the health care segment are larger and have greater resources than our Company. We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, and customer responsiveness.

Custom Products. In the custom products segment, we have encountered significant competition for our mattress pad and pillow products. The competition is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. Our primary competitors in this market are Sleep Innovations, Inc., E.R. Carpenter Company and Zinus, Inc., all of which are larger and have greater resources than we do. We also have a number of competitors in the market for our industrial products, including SCA Packaging North America (formerly Tuscarora, Inc.) and UFP Technologies, Inc. These competitors are larger and have greater resources than we do. The competition for industrial foam products is largely based on price. In many instances, however, design, product quality and delivery capabilities are also important. We believe our competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, foam manufacturing and fabrication capabilities, low cost manufacturing processes, and customer responsiveness.

Within the last two years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China. Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products. It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam. Visco foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate. Because visco foam is more difficult to cut and shape than traditional foam, it is more difficult for us to differentiate our products from those of our competitors. Consequently, the visco mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs. In addition, since visco foam is significantly more expensive and more dense than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products into the U.S. market. This is generally because retail prices of visco foam products are significantly higher than comparable traditional foam products, which generates much higher revenue per square foot of retail shelf space and lowers shipping costs as a percent of sales value.

Safety Catheters. Our Secure I.V. products competed in the protected short peripheral intravenous catheter marketplace. Approximately 85% of the market is supplied by three major companies: Smiths Group plc, Becton Dickinson and Company, and B. Braun Medical, Inc. All of these companies have established national sales organizations and worldwide distribution networks. Their resources are greater than ours. Prior to our decision in October 2007 to exit the safety catheter business, we had distribution agreements with distributors in three distinct markets: acute care, alternate care and emergency medical services. Our emergency medical services distributor was a national distributor. The other distributors were regional but in combination offered national coverage.

Major Customers

We have a business relationship with Louisville Bedding Company to distribute our consumer foam products. Sales to Louisville Bedding during fiscal 2007 made up approximately 21% of our total net sales and approximately 72% of sales in the custom products segment.

In the medical segment, sales to two additional customers with whom we have business relationships to re-sell certain of our medical products exceed 10% of our total net sales. Sales to Hill-Rom, for whom we manufacture private label therapeutic support surfaces, made up approximately 17% of total net sales and approximately 24% of sales in the medical segment during fiscal 2007. Sales to one of our distributors, McKesson Medical Surgical, during fiscal 2007 made up approximately 11% of total net sales and approximately 15% of sales in the medical products segment.

Our exclusive agreement to supply Hill-Rom Company, Inc. with private label support surfaces will expire on May 4, 2008. Following the expiration of the exclusive supply contract, Span-America will be able to sell its proprietary PressureGuard®CFT® therapeutic support surfaces to customers other than Hill-Rom, and Hill-Rom will be able to purchase similar products from other suppliers. The current agreement between Span-America and Hill-Rom provides for mutual exclusivity regarding products that feature non-powered, self-adjusting technology similar to Span-America’s CFT product. Following the expiration of the contract, we expect to provide products to Hill-Rom on an order-by-order basis. Our expectation for fiscal 2008 is that Hill-Rom sales will decline from fiscal 2007 levels; however, based on shipments made to date in the first quarter of fiscal 2008, we expect Hill-Rom to remain as one of our largest medical customers based on sales volume during fiscal 2008.

See “Industry Segment Data - Medical - Distributor and Private-Label Manufacturing Relationships” above and Note 17 Major Customers and Note 18 Operations and Industry Segments in the Notes to Financial Statements below for more information on major customers. The loss of any of these major customers would have a material adverse effect on our business.

Seasonal Trends

Some seasonality can be identified in certain of our medical and consumer foam products. However, the fluctuations have minimal effect on our operations because of offsetting trends among these product lines. We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

We hold 37 United States patents and 10 foreign patents relating to various components of our patient positioners, mattress overlays, and therapeutic support surfaces for the medical segment. We have also filed additional patent applications. We believe that these patents are important to our business. However, while we have a number of products covered by patents, there are competitive alternatives available, which are not covered by these patents. Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products. The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 6 years with additional patents pending. The PressureGuard patents have remaining lives ranging from 7 to 11 years with additional patents pending. The Span-Aids patents have remaining lives ranging from less than a year to 7 years.

As previously noted, in July 2002, we acquired assets related to the Secure I.V.® catheter product line of Vadus, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters. The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and 9 foreign patents, all of which are owned by Span-America. The Secure I.V. patents have remaining terms ranging from 5 to 14 years. The mark “Secure I.V.” is also Span-America’s registered trademark. We have also filed additional patent applications. If we are successful in our efforts to sell the Secure I.V. business, we expect that the purchaser will acquire the related patents and trademarks.

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

See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on price increases for polyurethane foam.

As of September 29, 2007, we had unshipped orders of approximately $1.3 million, which represents a 1% increase compared to our backlog at fiscal year end 2006. All orders in the current backlog are expected to be filled in the 2008 fiscal year.

Employees

We had 319 full-time employees as of September 29, 2007. Of these employees, six were officers, 18 were management personnel, 26 were administrative and clerical personnel, 23 were sales personnel, and 246 were manufacturing employees. We are not a party to any collective bargaining agreement and have never experienced an interruption or curtailment of operations due to labor controversy. We believe that our relations with our employees are good.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from the Greenville, South Carolina plant. These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. All of our powered medical therapeutic support surfaces are considered Class II medical devices. The certification is subject to reassessment at six-month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2007.

Environmental Matters

Our manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment. We believe that we are in substantial compliance with applicable regulations. We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A. Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. These supplier-customer relationships can generally be ended by either party with minimal notice. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. Our largest customers in the medical segment are Hill-Rom and McKesson Medical Surgical. In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2009. The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.

As we have previously disclosed, our agreement to supply Hill-Rom with private label therapeutic support surfaces will expire in May 2008. Hill-Rom was our largest customer in the medical segment in fiscal 2007 with sales of approximately $10.4 million. We expect to continue to supply products to Hill-Rom under the terms of the agreement until the agreement expiration date. Following the expiration date, we expect to continue supplying products to Hill-Rom on an order-by-order basis. The current agreement provides for mutual exclusivity regarding products that feature non-powered, self-adjusting technology similar to our CFT product. The expiration of the agreement will allow us to sell our proprietary PressureGuard®CFT® therapeutic support surfaces to customers other than Hill-Rom, and Hill-Rom will be able to purchase similar products from other suppliers. At this time due to lack of information from Hill-Rom regarding its expected demand for our products, we are unable to forecast future sales of our products to Hill-Rom. There can be no assurance that sales of our CFT to other customers will offset any decline in sales to Hill-Rom.

For more information on major customers and information on our business segments, see the discussion under “Major Customers” on page 9 and Note 17 Major Customers and Note 18 Operations and Industry Segments in the Notes to Financial Statements, Item 1. “Business - Industry Segment Data - Medical - Distributor and Private-Label Manufacturing Relationships” and Item 1. “Business - Industry Segment Data - Custom Products.”

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases or expense reductions. The cost of polyurethane foam represented approximately 41% of our total cost of goods sold in fiscal 2007. An increase in foam raw material costs that we are not able to offset through sales price increases or expense reductions could have a significant negative effect on our profitability. Besides polyurethane foam, our other major raw material categories include nylon mattress covers, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated cartons. Raw materials are our single largest cost category in the business, representing approximately 73% of our total cost of goods sold in fiscal 2007. Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or expense reductions.

Our sales volume could decline as a result of competition from low-cost foreign imports. Within the last two years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports. In the medical segment, the number of low-cost, imported mattress products has increased in the last two years, but it has not yet had a significant impact on our medical business. We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products and our customers, who are generally national retailers, are more likely to change suppliers to buy lower-cost products. Therefore, we could lose significant parts of our consumer bedding business and certain parts of our medical business if we are unable to compete effectively with low-cost imports.

Our medical business could lose sales volume or could have lower sales growth rates as a result of government reimbursement changes in the medical market. A number of our medical products are eligible for reimbursement by Medicare. We receive no direct reimbursements from Medicare, but our customers often submit reimbursement requests to Medicare. For example, we sell therapeutic mattresses to home health care dealers who in turn rent our mattresses to patients. Medicare reimburses the dealers for some or all of the patient’s rental cost. If Medicare reimbursement rates are reduced, the demand for our medical products that are covered by Medicare would likely be reduced.

Certain of our medical products are classified as medical devices and are regulated by the FDA. These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports. In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities. Although we believe we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet the regulatory requirements.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own our principal office and manufacturing facility which is located in Greenville, South Carolina. This facility contains approximately 188,000 square feet used by the medical and custom products segments and is located on a 13-acre site. In fiscal 2006, we completed a 58,000 square foot addition to our plant in Greenville, which is included in the square footage total above. We believe our current manufacturing and storage space is adequate to support our operations during the next several years, depending on sales growth rates.

We also lease 15,000 square feet of warehouse space in Salt Lake City, Utah for use as a distribution center for our medical products. The lease rate for the facility is $6,750 per month. The lease expires in August 2008 unless renewed by mutual agreement. We currently expect to renew the agreement in 2008, but we will evaluate other alternatives before the renewal date.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN. As of September 29, 2007, there were 2,775,444 common shares outstanding. As of December 17, 2007, there were 196 shareholders of record and approximately 1,700 beneficial shareholders. The closing price of Span-America's stock on December 17, 2007 was $11.41 per share.

Selected quarterly stock price data is shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2007
High	$14.79	$16.99	$29.04	$30.95	$30.95
Low	12.90	14.19	15.51	14.03	12.90

For Fiscal 2006
High	$11.15	$14.90	$14.00	$13.74	$14.90
Low	8.65	10.05	10.27	10.83	8.65

The Company has paid a regular quarterly cash dividend since January 1990. In July 2006, the Board increased the quarterly dividend to $0.06 per share from $0.045 per share. In February 2007, the Board increased the quarterly dividend to $0.08 per share from $0.06 per share. In April 2007, the Board declared a special cash dividend of $5.00 per share payable on June 6, 2007 to all shareholders of record on May 23, 2007. The Company expects to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time. Future dividend payments will depend upon the Company’s earnings and liquidity position. See the discussion of our revolving bank credit facility in Note 9 Borrowings in the Notes to Financial Statements for a description of restrictions on our ability to pay dividends, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

PERFORMANCE GRAPH

Notwithstanding any statement in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, incorporating future or past filings, including this Annual Report on Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filing unless the incorporation specifically lists the following Performance Graph.

The following graph sets forth the performance of the Company’s Common Stock for the five-year period from September 28, 2002, through September 29, 2007, compared to the Russell 2000 Index, the Russell MicroCap Index and a peer group index. The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of September 29, 2007. The companies included in the peer group index are shown below. All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SPAN-AMERICA MEDICAL SYSTEMS, INC.,
THE RUSSELL 2000 INDEX, THE RUSSELL MICROCAP INDEX
AND A PEER GROUP

Assumes $100 invested on September 28, 2002.
Assumes dividends reinvested. Fiscal year ending September 29, 2007.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842
at September 29, 2007

Antares Pharma, Inc.	ATS Medical, Inc.	Chad Therapeutics, Inc.
Cytori Therapeutics AG	DHB Industries, Inc.	DJO, Inc.
Emergency Filtration	Exactech, Inc.	Implant Sciences Corp.
Integra Lifesciences	Invacare Corp.	Lakeland Industries
Langer, Inc.	Medical Action Industries	Medical Solutions Management, Inc.
Microtek Medical Holdings	Mine Safety Appliances Co.	Miracor Diagnostics, Inc.
Orthologic Corp.	Quantum MRI, Inc.	Regeneration Technology, Inc.
Restore Medical, Inc.	Sharps Compliance Corp.	Sonic Innovations, Inc.
Stryker Corp.	Symmetry Medical, Inc.	Theragenics Corp .
Tutogen Medical, Inc.	Wright Medical Group, Inc.	Zimmer Holdings, Inc.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2007	2006	2005	2004	2003
For the year:
Net sales	$60,689	$51,557	$48,439	$49,929	$41,575
Gross profit	20,168	15,699	14,713	12,691	11,134
Operating income	4,160	4,010	3,133	2,308	1,440
Net income	2,874	3,055	2,439	1,985	1,399
Cash flow from operations	6,294	2,497	2,589	2,812	1,147
Capital expenditures	1,009	1,074	2,405	1,997	1,647

Per share:
Net income:
Basic	$1.06	$1.15	$0.94	$0.77	$0.55
Diluted	1.00	1.10	0.89	0.73	0.53
Cash dividends declared	5.30	0.195	0.565	0.145	0.140

At end of year:
Working capital	7,447	13,338	10,638	11,623	10,814
Property and equipment - net	6,537	8,132	8,090	6,185	4,817
Total assets	23,969	31,012	28,666	27,098	24,156
Long term debt	3,700
Shareholders' equity	13,788	24,517	21,561	20,419	18,525
Book value per share	4.97	9.22	8.26	7.88	7.26
Number of employees	319	289	293	303	299

Key ratios:
Return on net sales	4.7%	5.9%	5.0%	4.0%	3.4%
Return on average shareholders' equity	15.0%	13.3%	11.6%	10.2%	7.8%
Return on average total assets	10.5%	10.2%	8.7%	7.7%	6.1%
Current ratio	2.3	3.8	3.0	3.3	3.5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s business was divided into three market segments during fiscal 2007: medical, custom products and safety catheters. Our revenues, profits and cash flows are derived from the development, manufacture and sale of these products. In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids®, Isch-Dish®, and Selan® products. In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market. Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company. We sell the industrial product line directly to our customers. In October 2007, following our 2007 fiscal year end, we decided to exit the safety catheter business and sell the related assets because we had not been able to generate sufficient sales volume to make the segment a viable business. Consequently, we recorded a $2.9 million impairment charge in fiscal 2007 to eliminate the book value of the safety catheter assets. The impairment charge and related items are more fully discussed below. We will have only two segments in fiscal 2008: medical and custom products.

RESULTS OF OPERATIONS FISCAL 2007 VS. 2006

Summary

Net sales in fiscal 2007 increased 18% to $60.7 million compared with $51.6 million in fiscal 2006. The sales increase was the result of higher sales volumes in both the medical and custom products segments. Medical sales increased 18% to $43.2 million. Sales in the custom products segment rose by 17% to $17.3 million.

Net income declined 6% in fiscal 2007 to $2.9 million, or $1.00 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in fiscal 2006. The 2007 results included a one-time, non-cash impairment charge of $2.9 million ($1.9 million, or $0.67 per share, after tax) related to the exit and proposed sale of our safety catheter business. Excluding the impairment charge, net income would have been $4.8 million, or $1.67 per diluted share, up 57% compared with the 2006 results.

This discussion contains several references to what our expenses or earnings would have been if we had excluded the impairment charge resulting from our decision to exit the safety catheter segment. The impairment charge was unusual, non-recurring and non-cash. Management considers the non-GAAP measures useful, and we believe they are useful to investors, to show the performance in fiscal 2007 of the two segments of our business that are continuing -- the medical products and custom products segments. Beginning with reports in fiscal 2008, the safety catheter segment will be shown as a discontinued operation in accordance with GAAP, and our future Managements' Discussion and Analysis will be comprised largely of a discussion of only the two continuing segments.  We believe including the non-GAAP measures in this report will enhance the comparability of this report to future reports.

Sales

Total sales in the core medical business grew 18% to $43.2 million in fiscal 2007 compared with $36.7 million in fiscal 2006. Sales of therapeutic support surfaces (our largest medical product line) rose 21% in fiscal 2007 to $32.6 million and represented 75% of total medical sales. We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada. Medical sales accounted for 71% of total net sales in each of fiscal years 2007 and 2006. Product line growth leaders within the therapeutic support surface group were the PressureGuard CFT, which includes private label products manufactured for Hill-Rom, the Geo-Mattress line of all-foam support surfaces and the PressureGuard Easy Air low-air-loss support surfaces. In other medical product lines, sales of wheelchair seating products increased by 23%, patient positioners were up by 7% and overlays and Selan skin care products each rose by 2%.

We expect medical sales for fiscal 2008 to be affected by the expiration in May 2008 of our existing manufacturing agreement with Hill-Rom. Hill-Rom was our largest medical customer in fiscal 2007, representing sales of approximately $10.4 million, which made up 24% of medical sales and 17% of total Company sales in fiscal 2007. We expect to continue to supply Hill-Rom under the current agreement through the May 2008 expiration date. Thereafter, we expect to continue to supply Hill-Rom on an order-by-order basis. Consequently, we expect our sales to Hill-Rom to decline in fiscal 2008, but we are unable to forecast future Hill-Rom sales at this time due to lack of information from them regarding expected demand for our products. We remain optimistic about the growth prospects for the non-Hill-Rom parts of our medical business in fiscal 2008 and beyond. We expect steady growth in our non-Hill-Rom medical business in fiscal 2008, which should partially offset anticipated declines in sales to Hill-Rom; however, there can be no assurance to this effect. Our product innovation has been a major factor in our past sales growth, and we plan to continue new product development efforts. Medical products introduced during the past three years accounted for approximately 31% of medical sales in fiscal 2007.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market. Sales in the custom products segment increased 17% during fiscal 2007 to $17.3 million from $14.8 million in fiscal 2006. All of the sales growth was attributable to consumer bedding products, which were up 23% to $13.7 million compared with $11.2 million last year. This increase was the result of sales of the new fusion mattress overlays to Wal-Mart and other retailers through our marketing partner, Louisville Bedding Company. The fusion overlays combine the performance of traditional foam with the feel and features of visco foam to give customers a unique bedding choice. Wal-Mart has advised us that it plans to expand the number of its stores that carry the fusion consumer mattress overlay. As a result, we expect consumer sales in fiscal 2008 to be higher than those of fiscal 2007.

In the other part of the custom products segment, industrial sales were flat at $3.6 million as sales growth from existing and new customers was offset by lost business from a key customer related to price competition. We believe industrial sales in fiscal 2008 will be slightly higher than those of fiscal 2007.

Sales in the safety catheter segment were $145,000 in fiscal 2007 and consisted of $114,000 in sales of Secure I.V. catheters and $31,000 in sales of the HuberPro infusion sets. Sales of Secure I.V. were $75,000 in fiscal 2006 and sales of HuberPro were $45,000. Results in the safety catheter business continued to be below our expectations. As a result and as more fully discussed herein, we have exited the safety catheter business and are pursuing the sale of the related assets.

Gross Profit

Our gross profit increased by 28% during fiscal 2007 to $20.2 million compared with $15.7 million in fiscal 2006. Gross margin rose to 33.2% for fiscal 2007 from 30.4% in fiscal 2006. The increase in gross profit level was due to higher sales volumes and lower manufacturing costs as a percent of sales. The reduction in manufacturing costs as a percent of sales was due to improved production efficiencies, cost savings from various process improvement projects, and from closing our California manufacturing plant and replacing it with a distribution center in Utah. We also benefitted from the relative stability of raw material costs during fiscal 2007. We expect our gross margin during fiscal 2008 to be lower than that of fiscal 2007 because of expected declines in sales to Hill-Rom as described above and an expected shift in sales mix toward the lower margin custom products segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 10% to $9.0 million, but declined to 14.9% of net sales in fiscal 2007 compared with 15.9% of sales and $8.2 million in fiscal 2006. Most of the dollar increase occurred in the medical segment and was due to costs related to our new distribution center in Utah and higher commissions and shipping expenses related to higher sales volumes. We believe that total selling and marketing expenses for fiscal 2008 will increase over 2007 levels.

Total research and development expenses increased 27% to $807,000 in fiscal 2007 compared with $634,000 in fiscal 2006. In the medical segment, R&D expenses increased 39% in fiscal 2007 to $724,000 compared with $520,000 in 2006. The expense increase in the medical segment was related to new product development efforts. In the safety catheter segment, R&D expenses decreased 26% in fiscal 2007 to $83,000 compared with $112,000 in 2006. We expect total R&D expenses in fiscal 2008 to be lower than those of fiscal 2007 due to the absence of safety catheter R&D expenses.

Administrative expenses increased 15% to $3.3 million in fiscal 2007 from $2.8 million in fiscal 2006. The increase was mainly the result of higher incentive compensation, professional fees and bad debt expense. We expect administrative expenses for fiscal 2008 to be similar to 2007 levels.

The safety catheter segment showed an operating loss of $4.0 million in fiscal 2007, which included the effect of the $2.9 million impairment charge previously described. Excluding the impairment charge, our operating loss in the safety catheter segment would have been $1.1 million, which is approximately level compared with fiscal 2006. The history of operating losses and our inability to generate sufficient sales volume to make it a viable business contributed to our decision to exit the business and the resulting impairment charge. The impairment charge was $2.9 million pre-tax, or $1.9 million ($0.67 per share) after taxes, and it eliminated 100% of the book value of the safety catheter assets. We are now actively engaged in efforts to sell this part of our business. Proceeds from a future sale of these assets, if any, will be recorded as income from discontinued operations.

The custom products segment also showed an operating loss in fiscal 2007. But the loss decreased 75% to $267,000 ($0.06 per diluted share after taxes) compared with $1.1 million ($0.26 per diluted share after taxes) in fiscal 2006. The decrease in the custom products operating loss was primarily caused by the increase in sales volume of consumer bedding products and improved manufacturing efficiencies. The custom products segment receives an allocated share of our total manufacturing overhead and administrative expenses. Since these allocated expenses are largely fixed within a reasonable range of sales volume, a sales decline within the segment can result in a proportionally larger decline in segment operating income. However, we believe that the custom products segment makes a positive contribution to our earnings because it absorbs overhead and administrative expenses that would otherwise be reallocated to the medical segment if we exited the custom products business. If that occurred and nothing else changed, the medical segment and the total company would be less profitable.

Total operating income rose 4% to $4.2 million compared with $4.0 million in fiscal 2006. Excluding the $2.9 million impairment charge, fiscal 2007 operating income would have been a record $7.0 million, a 76% increase over fiscal 2006 operating income.

Non-Operating Income

Investment income increased by 28% to $261,000 in fiscal 2007 compared with $204,000 in fiscal 2006. The increase in investment income was the result of higher interest rates and slightly higher average balances of marketable securities during fiscal 2007. We expect investment income in fiscal 2008 to be significantly lower than in 2007 because we liquidated our short-term investments during fiscal 2007 to partially fund the special dividend paid in June 2007.

We received no royalty income in fiscal 2007 as a result of the expiration in December 2005 of our license agreement for the Safety-Lok® shielded syringe product formerly licensed to Becton Dickinson and Company (BD). The license agreement ended due to the expiration of the related patents. We received the final royalty payment from BD in February 2006 and recorded $247,000 of royalty income in fiscal 2006.

Other non-operating income for 2007 included a $9,000 gain on the sale of manufacturing equipment. Other non-operating income for 2006 included a $99,000 gain on the sale of manufacturing equipment. We expect total non-operating income for fiscal 2008 to be significantly lower than 2007 levels because of the liquidation of our short-term investments to pay the special, one-time dividend more fully described below.

Interest Expense

Fiscal 2007 results included $103,000 in interest expense incurred from the addition of $5.7 million in debt to partially fund the $5.00 per share special dividend paid on June 6, 2007. No comparable interest expense was incurred in fiscal 2006. See “Liquidity and Capital Resources” below for further discussion about the special dividend.

Net Income and Dividends

Net income for fiscal 2007 decreased 6% to $2.9 million, or $1.00 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in fiscal 2006. The 2007 results included a one-time, non-cash impairment charge of $2.9 million ($1.9 million, or $0.67 per share, after tax) related to the exit and proposed sale of our safety catheter business. Excluding the impairment charge, net income for fiscal 2007 would have been $4.8 million, or $1.67 per diluted share, up 57% compared with the 2006 results.

We expect earnings for fiscal 2008 to decline from the adjusted $4.8 million ($1.67 per diluted share) level due to our anticipated reduction in sales to Hill-Rom as previously described. The expected earnings decrease related to the anticipated Hill-Rom sales decline should be partially offset by eliminating the losses associated with the safety catheter business and by expected growth in our non-Hill-Rom medical business and our custom products business; however, there can be no assurance to this effect. See “Item 1A Risk Factors” in this report. Overall, we expect earnings for fiscal 2008 to be higher than reported earnings for fiscal 2007 but lower than fiscal 2007 earnings adjusted to exclude the impairment charge.

During fiscal 2007, we paid dividends of approximately $14.7 million, or 511% of net income, for the year. This amount consisted of a special dividend of $5.00 per share, one quarterly dividend of $0.06 per share and three quarterly dividends of $0.08 per share.

RESULTS OF OPERATIONS FISCAL 2006 VS. 2005

Summary

Net sales in fiscal 2006 increased 6% to $51.6 million compared with $48.4 million in fiscal 2005. The sales increase was the result of higher volumes in the medical segment where sales increased 21% to $36.7 million. Sales in the custom products segment fell by 18% to $14.8 million.

Net income rose 25% in fiscal 2006 to a record $3.1 million, or $1.10 per diluted share, compared with $2.4 million, or $0.89 per diluted share, in fiscal 2005. The increase in earnings resulted mainly from higher unit sales in our PressureGuard® line of therapeutic support surfaces for the medical segment and a decline in research and development expenses in the safety catheter segment compared with fiscal 2005.

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

Our medical business achieved solid growth in fiscal 2006 primarily because of increased customer demand for our therapeutic support surfaces, particularly in the long-term care market, and the success of our private label support surfaces in the acute care market. Therapeutic support surfaces made up approximately 73% of our total medical sales in fiscal 2006, and were our fastest growing medical product lines during the year.

Sales in the custom products segment declined 18% during fiscal 2006 to $14.8 million from $18.1 million in fiscal 2005. The entire decline occurred in the consumer portion of the custom products segment, where sales of consumer bedding products were down 29% to $11.2 million. The consumer sales decline was caused primarily by the phase out of our previous line of Geo-Comfort foam overlays sold to Wal-Mart, increased competition from imported and domestic visco foam products and lost business to one customer that was acquired by a larger company. The weakness in consumer sales was the main factor causing the operating loss in the custom products segment during fiscal 2006. To help reverse this trend, we developed a new fusion mattress overlay during the year, which began shipping late in our fourth fiscal quarter. The fusion pad replaces the Geo-Comfort line and is being sold under Wal-Mart’s HomeTrends brand. We are also selling the fusion products to other retailers.

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

Total research and development expenses decreased 44% to $634,000 in fiscal 2006 compared with $1.1 million in fiscal 2005. The entire decrease occurred in the safety catheter segment where R&D expenses dropped by $621,000, or 85%, to $112,000 compared with $733,000 in the prior year. R&D expenses were high in the safety catheter segment during the first three quarters of fiscal 2005 because of design changes being made to Secure I.V. The design changes were completed in the fourth quarter of fiscal 2005, which significantly lowered R&D expenses related to Secure I.V. in fiscal 2006. We consider safety catheters to be a separate reportable segment based on product type and distribution channels. See Notes 12 and 18 in the Notes to Financial Statements for additional information on the safety catheter segment.

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

During fiscal 2006, we paid dividends of approximately $517,000, or 17% of net income, for the year. This amount consisted of three quarterly dividends of $0.045 per share and one quarterly dividend of $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $6.3 million during fiscal 2007, which was a 152% increase compared with cash flow of $2.5 million in fiscal 2006. The major factors contributing to the increased cash flow during the year were higher earnings as adjusted for the non-cash impairment charge, an increase in accounts payable and accrued expenses, a smaller increase in inventory (as adjusted for the non-cash write off of safety catheter inventory), and decreases in prepaid expenses and other assets. The balance sheet components of these changes are described below.

Working capital decreased by $5.9 million, or 44%, to $7.4 million during fiscal 2007. The decrease resulted from the payment of the special dividend as noted above. The special dividend paid in June 2007 and the regular quarterly dividend paid at the same time were funded from the combination of $5.7 million in newly acquired long-term debt and $8.4 million in cash on hand and cash generated from the liquidation of short-term investments. Our current ratio decreased to 2.3 at September 29, 2007 from 3.8 at fiscal year end 2006.

Accounts receivable, net of allowances, increased 3% to $7.2 million at the end of fiscal 2007 compared with $7.0 million at the end of fiscal 2006. The increase resulted from higher sales in the fourth quarter of 2007. The days sales outstanding (or average collection time), calculated using a 12-month average for accounts receivable balances, decreased to 43 days in 2007 compared with 47 days in 2006. The decrease in day’s sales outstanding is the result of increases in consumer bedding sales and sales to Hill-Rom, both of which tend to have faster average collection times than our broader customer base. We expect our average collection time to increase in fiscal 2008 as the result of anticipated lower sales to Hill-Rom and higher sales to a broader medical customer base. All of our accounts receivable are unsecured.

Inventory, net of reserves, decreased by $356,000 to $4.0 million at September 29, 2007 compared with $4.4 million at September 30, 2006. This decrease was the result of the impairment charge for the safety catheter segment which included a write-down of inventory of $794,000. Inventory turns for fiscal 2007 increased to 9.7 times from 9.5 times in fiscal 2006 primarily because of the impairment charge for the safety catheter segment. Excluding the safety catheter segment, inventory would have turned 10.6 times in fiscal 2007 compared to 11.0 times in fiscal 2006. We expect inventory levels in fiscal 2008 to be similar to 2007 fiscal year end levels.

Our deferred income tax asset increased 101% during fiscal 2007 to $997,000 from $497,000 primarily due to the impairment charge for the safety catheter segment, which was not deductible for tax purposes in fiscal 2007, and an increase in 2007 deferred incentive compensation.

Prepaid expenses decreased 59% to $97,000 during fiscal 2007 from $239,000 at the end of fiscal 2006. The decrease was primarily the result of the receipt during fiscal 2007 of a fiscal 2006 income tax refund.

Net property and equipment decreased by 20% during fiscal 2007. The change resulted from the combination of the impairment charge for the safety catheter segment, which included an impairment charge for machinery and equipment of $1.7 million, and regular depreciation expense offset by equipment purchases of $1.0 million. We expect capital expenditures in fiscal 2008 to be slightly less than those of fiscal 2007.

Other assets decreased by 13% to $2.4 million during fiscal 2007 compared with $2.8 million at fiscal year end 2006 due to the impairment of patents of $373,000 associated with the safety catheter segment.

Our trade accounts payable decreased 10% in fiscal 2007 to $2.1 million. Accrued and sundry liabilities increased by 42% during the year to $3.5 million compared with $2.5 million last year. The increase was mostly due to higher accruals for incentive compensation and income tax payable.

During fiscal 2007, we entered into a $10 million revolving credit agreement with a bank to partially fund the $5.00 per share special dividend paid on June 6, 2007 and other corporate needs. We initially borrowed $5.7 million to fund the dividend. During the fourth quarter of fiscal 2007 we repaid $2.0 million, leaving a balance at fiscal year end of $3.7 million. The maximum principal amount we can borrow at any one time under the agreement is $10 million. The maturity date is June 5, 2012. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement). The margin in effect during fiscal 2007 was 85 basis points. The interest rate, including the margin, at September 29, 2007 was 6.57%. Interest-only payments are required monthly. The agreement includes financial covenants relating to tangible net worth and leverage ratios. The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the agreement. We believe that we were in compliance with these covenants as of September 29, 2007.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. We may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend as an exception to the restriction above.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2008 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at September 29, 2007 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit agreement	$3,700			$3,700
Purchase obligations - Note 20	1,875	$625	$1,250
Deferred compensation - Note 10	907	114	227	$227	$339
Total contractual obligations	$6,482	$739	$1,477	$3,927	$339

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations in fiscal 2008. Volatile oil prices resulting in additional increases in the cost of polyurethane foam or other raw materials could negatively affect our profitability if we are unable to recover these higher costs through sales price increases or other cost reduction efforts. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken to set credit limits for all customers. We regularly evaluate past due items in our accounts receivable listing and provide what we estimate to be adequate reserves for doubtful accounts. Customer economic conditions may change and increase the risk of non-collectibility and may require additional provisions which would negatively impact our operating results. As of September 29, 2007, our provision for doubtful accounts represented approximately 2.6% of total accounts receivable, or $189,000.

Inventories

We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimated forecast of product demand and production. Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of September 29, 2007, our provision for excess and obsolete inventory represented approximately 5.0% of total inventories, or $200,000.

Warranty Obligations

We warrant certain of our products for specific periods of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results. Our actual warranty expense was approximately $222,000 in fiscal 2007 and $185,000 in fiscal 2006. See Notes 7 and 8 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit. For fiscal year end 2007, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results. As of September 29, 2007, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets

“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value. As required by SFAS No. 144, we evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. Accordingly we recorded an impairment charge of $2.9 million in September of 2007 which eliminates 100% of the book value of the safety catheter assets, and management has begun efforts to sell this part of the business. Proceeds from a future sale of these assets, if any, will be recorded as income from discontinued operations. (See Notes 12 and 18 in the Notes to Financial Statements.)

Present Value of Deferred Compensation

We are obligated to make fixed payments under a retirement agreement over the remaining life of Span-America’s founder as discussed in Note 10 “Deferred Compensation” in the Notes to Financial Statements. This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $1.9 million at September 29, 2007. See Item 7A below and Notes 6 and 10 in the Notes to Financial Statements for more information on deferred compensation and the cash value of life insurance. We have fully accrued the present value of the expected payments due over the executive’s estimated life expectancy. In calculating this present value we estimated an effective long-term interest rate of 8%. If actual long-term interest rates declined significantly and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results. As of September 29, 2007, we had recorded a deferred compensation liability of approximately $907,000, including current and long-term portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $53,000 and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk because our other assets at September 29, 2007 included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies which are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. See “Present Value of Deferred Compensation” above. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended September 29, 2007, cash value of life insurance increased by 7%, creating after-tax income of approximately $131,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Using our level of long-term debt at September 29, 2007 of $3.7 million, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $37,000 per year.

Item 8. Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Financial Statements

September 29, 2007

Contents

Report of Independent Registered Public Accounting Firm	33

Financial Statements
Statements of Income	34
Balance Sheets	35
Statements of Changes in Shareholders’
Equity and Comprehensive Income	36
Statements of Cash Flows	37
Notes to Financial Statements	38

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of September 29, 2007 and September 30, 2006 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended September 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of September 29, 2007 and September 30, 2006 and the results of its operations and its cash flows for each of the years in the three year period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina
December 20, 2007

Statements of Income

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Net sales	$60,689,120	$51,556,548	$48,439,310
Cost of goods sold	40,520,833	35,857,885	33,725,836
Gross profit	20,168,287	15,698,663	14,713,474

Selling and marketing expenses	9,039,967	8,208,043	7,656,876
Research and development expenses	806,937	633,608	1,141,198
General and administrative expenses	3,282,341	2,846,534	2,781,951
Impairment of safety catheter assets - Note 12	2,878,803
	16,008,048	11,688,185	11,580,025

Operating income	4,160,239	4,010,478	3,133,449

Non-operating income:
Investment income	260,710	204,042	113,342
Royalty income		246,627	497,516
Other	16,142	103,664	29,600
	276,852	554,333	640,458

Interest expense	103,152

Income before income taxes	4,333,939	4,564,811	3,773,907
Provision for income taxes - Note 13	1,460,000	1,510,000	1,335,000
Net income	$2,873,939	$3,054,811	$2,438,907

Earnings per share of common stock - Note 14
Net income:
Basic	$1.06	$1.15	$0.94
Diluted	$1.00	$1.10	$0.89

Dividends per share of common stock	$5.300	$0.195	$0.565

Weighted average shares outstanding:
Basic	2,723,942	2,648,635	2,603,932
Diluted	2,864,820	2,771,924	2,739,149

The accompanying notes are an integral part of these financial statements.

Balance Sheets

	September 29,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$808,864	$975,525
Securities available for sale - Note 2		5,134,882
Accounts receivable, net of allowances of $189,000
(2007) and $117,000 (2006)	7,195,288	6,986,794
Inventories - Note 3	3,997,585	4,353,479
Deferred income taxes - Note 13	997,000	497,000
Prepaid expenses	97,395	238,684
Total current assets	13,096,132	18,186,364

Property and equipment, net - Note 4	6,536,842	8,132,057
Goodwill - Note 5	1,924,131	1,924,131
Other assets - Notes 5 and 6	2,411,803	2,769,926
	$23,968,908	$31,012,478

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,146,138	$2,374,357
Accrued and sundry liabilities - Note 7	3,503,436	2,474,049
Total current liabilities	5,649,574	4,848,406

Long-term debt - Note 9	3,700,000
Deferred income taxes - Note 13	38,000	815,000
Deferred compensation - Note 10	793,667	831,614
Total liabilities	10,181,241	6,495,020

Commitments and contingencies - Notes 19 and 20

Shareholders' equity - Notes 11 and 14
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares
2,775,444 (2007) and 2,660,345 (2006)	1,724,225	1,032,118
Additional paid-in capital	528,945	136,614
Retained earnings	11,534,497	23,352,221
Accumulated other comprehensive loss		(3,495)
Total shareholders' equity	13,787,667	24,517,458

	$23,968,908	$31,012,478

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity and Comprehensive Income

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 2, 2004	2,592,218	$557,856	$19,297	$19,842,239	$-	$20,419,392

Net income for the 2005 fiscal year				2,438,907		2,438,907
Unrealized loss on securities
available for sale					(1,712)	(1,712)
Comprehensive income						2,437,195
Common stock issued to Directors	9,000	92,970				92,970
Common stock issued on
exercise of stock options	10,550	56,190				56,190
Tax benefits for stock options exercised			11,566			11,566
Stock option compensation expense			11,019			11,019
Cash dividends paid or declared
($0.565 per share)				(1,466,955)		(1,466,955)
Balance at October 1, 2005	2,611,768	707,016	41,882	20,814,191	(1,712)	21,561,377

Net income for the 2006 fiscal year				3,054,811		3,054,811
Unrealized loss on securities
available for sale					(1,783)	(1,783)
Comprehensive income						3,053,028
Common stock issued to Directors	8,500	113,730				113,730
Common stock issued on
exercise of stock options	40,077	211,372				211,372
Tax benefits for stock options exercised			47,872			47,872
Stock option compensation expense			46,860			46,860
Cash dividends paid or declared
($0.195 per share)				(516,781)		(516,781)
Balance at September 30, 2006	2,660,345	1,032,118	136,614	23,352,221	(3,495)	24,517,458

Net income for the 2007 fiscal year				2,873,939		2,873,939
Reclassification adjustment
from sale of securities					3,495	3,495
Comprehensive income						2,877,434
Common stock issued to Directors	8,500	132,090				132,090
Common stock issued on
exercise of stock options	109,109	595,917				595,917
Tax benefits for stock options exercised			314,371			314,371
Stock repurchase	(2,510)	(35,900)				(35,900)
Stock option compensation expense			77,960			77,960
Cash dividends paid or declared
($5.30 per share)				(14,691,663)		(14,691,663)
Balance at September 29, 2007	2,775,444	$1,724,225	$528,945	$11,534,497	$-	$13,787,667

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$2,873,939	$3,054,811	$2,438,907
Adjustments to reconcile net income to net
cash provided by operating activities:
Impairment charge	2,878,803
Depreciation	891,872	814,210	715,706
Amortization	137,841	128,971	128,769
Provision for losses on accounts receivable	99,841	47,762	34,263
Provision for deferred income taxes	(962,629)	(39,128)	(122,434)
Realized loss on securities available for sale	3,595
Gain on sale and disposal of property and equipment	(8,644)	(99,378)	(26,246)
Increase in cash value of life insurance	(138,199)	(102,955)	(101,233)
Deferred compensation	(37,947)	(35,136)	(32,533)
Stock compensation expense	77,960	46,860	11,019
Changes in operating assets and liabilities:
Accounts receivable	(267,767)	176,341	(671,343)
Inventory	(435,896)	(1,136,996)	(498,910)
Prepaid expenses and other assets	345,596	(65,976)	457,496
Accounts payable and accrued expenses	835,530	(291,907)	255,402
Net cash provided by operating activities	6,293,895	2,497,479	2,588,863

INVESTING ACTIVITIES:
Purchases of marketable securities	(5,095,000)	(4,618,714)	(3,719,866)
Proceeds from sales of marketable securities	10,187,175	3,610,000	4,305,000
Purchases of property and equipment	(1,009,175)	(1,073,696)	(2,405,418)
Proceeds from sale of property and equipment	9,137	101,305	26,246
Payments for other assets	(86,685)	(116,434)	(185,295)
Net cash provided by (used for) investing activities	4,005,452	(2,097,539)	(1,979,333)

FINANCING ACTIVITIES:
Dividends paid	(14,691,663)	(516,781)	(1,466,955)
Proceeds of long-term debt	5,700,000
Repayment of long-term debt	(2,000,000)
Purchase and retirement of common stock	(35,900)
Proceeds from exercise of options for common stock	561,555	197,980	44,213
Net cash used for financing activities	(10,466,008)	(318,801)	(1,422,742)

(Decrease) Increase in cash and cash equivalents	(166,661)	81,139	(813,212)
Cash and cash equivalents at beginning of year	975,525	894,386	1,707,598
Cash and cash equivalents at end of year	$808,864	$975,525	$894,386

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 29, 2007

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We manufacture and distribute replacement mattresses, mattress overlays, patient positioners, seating cushions, and skin care products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada. In addition, until October 2007, we manufactured and marketed the Secure I.V. line of intravenous catheters to the health care market in North America. In April 2006, we began distributing the HuberPro needle infusion set primarily to oncology clinics to augment the Secure I.V. product line. In October 2007, we decided to exit the safety catheter segment, and we are actively seeking to sell the related safety catheter assets.

Cash and Cash Equivalents

We consider all cash equivalents to be highly liquid investments with a maturity when purchased of three months or less. Depending on market conditions, we may maintain a centralized cash management program whereby our excess cash balances are invested in commercial paper and are considered cash equivalents. Cash balances in our accounts usually exceed federally insured limits.

Accounts Receivable

We provide credit in the normal course of business and perform ongoing credit evaluations on certain of our customers, but generally we do not require collateral to support these receivables. We also establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories

Our inventories are valued at the lower of cost (first-in, first-out method) or market.

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

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use. As of September 29, 2007, the balance in construction in progress represented costs incurred relating to the installation of a purchased software system.

Intangibles

Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Goodwill, or costs in excess of the fair value of net assets, acquired from two separate acquisitions, is accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” See Note 5. Accumulated amortization of intangible assets at September 29, 2007 and September 30, 2006 was approximately $2,400,000 and $2,546,000, respectively. We annually review the recoverability of the carrying value of these assets in accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. See Note 12 Impairment of Safety Catheter Assets.

Revenue Recognition

We recognize revenue when goods are shipped and title passes to the customer. There are no customer acceptance provisions, and the right to return exists only in cases of damaged product, non-compliance with customer specifications or warranty claims.

We have applied the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101.

Advertising Costs

Advertising costs are expensed as incurred.

Shipping and Handling Costs

Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,801,000 in 2007, $1,697,000 in 2006, and $1,516,000 in 2005.

Fair Value of Financial Instruments

The carrying amounts reported in our balance sheet for cash and cash equivalents, securities available for sale, accounts receivable, cash value of life insurance, accounts payable, and debt approximate their fair values. The fair values of our securities available for sale are based on quoted market prices when available, or quoted market prices of financial instruments with similar characteristics.

Earnings Per Share of Common Stock

Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period in accordance with SFAS No. 128, “Earnings Per Share.” See Note 14 Earnings per Share of Common Stock.

Stock-Based Compensation

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R “Share-Based Payment,” which requires us to measure and recognize compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. We adopted SFAS No. 123R in the fourth quarter of fiscal 2005 using the modified prospective method.

Prior to adopting SFAS No. 123R, we accounted for stock options under APB No. 25. Accordingly, no compensation expense was charged to operations in previous fiscal years. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123 “Accounting for Stock Based Compensation,” our net income and net income per common share would have been reduced to the proforma amounts indicated below:
	2007	2006	2005
Net income
As reported	$2,873,939	$3,054,811	$2,438,907
Add stock-based employee compensation
expense included in reported net income,
net of taxes	77,960	46,860	11,019
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - after adoption of SFAS 123R	(77,960)	(46,860)	(11,019)
Deduct stock-based employee
compensation expense determined under
fair-value-based method for all awards,
net of taxes - prior to adoption of SFAS 123R			(140,166)
Pro forma	$2,873,939	$3,054,811	$2,298,741

Basic net income per common share
As reported	$1.06	$1.15	$0.94
Stock option expense, net of taxes	-	-	(0.05)
Pro forma	$1.06	$1.15	$0.88

Diluted net income per common share
As reported	$1.00	$1.10	$0.89
Stock option expense, net of taxes	-	-	(0.05)
Pro forma	$1.00	$1.10	$0.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006 and 2005, respectively: risk-free interest rates of 4.58% and 4.08%; dividend yields of 1.5% and 1.5%; volatility factors of the expected market price of our common stock of 35.7% and 32.3%; and a weighted average expected life of the option of 8.2 years and 8.0 years. No options were granted during fiscal year 2007.

Fiscal Year

Our fiscal year ends on the Saturday nearest to September 30. Fiscal years 2007, 2006 and 2005 were 52-week years. Fiscal year 2008 will be a 52-week year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities. Although these estimates are based on our knowledge of current events and actions planned for the future, the estimates may ultimately differ from actual results.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the impact of SFAS No. 159, which we may adopt at the start of fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying financial statements. These reclassifications had no effect on previously reported results of operations or retained earnings.

2. SECURITIES AVAILABLE FOR SALE

The variable rate demand notes included in securities available for sale at fiscal year end 2006 were carried at aggregate cost which approximated market. Preferred stocks were carried at market value. Unrealized holding losses were $3,495 as of September 30, 2006.

	2007	2006
Variable rate demand notes		$4,769,797
Preferred stocks		365,085
		$5,134,882

3. INVENTORIES

	2007	2006
Raw materials	$2,680,520	$2,829,048
Finished goods	1,317,065	1,524,431
	$3,997,585	$4,353,479

4. PROPERTY AND EQUIPMENT

	2007	2006
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,776,068	6,774,418
Construction in progress	344,975
Machinery and equipment	5,611,931	7,817,829
Furniture and fixtures	474,037	447,412
Automobiles	9,520	9,520
Leasehold improvements	-	12,330
	14,172,947	16,017,925
Less accumulated depreciation	7,636,105	7,885,868
	$6,536,842	$8,132,057

5. GOODWILL AND OTHER INTANGIBLES

As of September 29, 2007 and September 30, 2006 we had goodwill (net of accumulated amortization) of $1,924,131. In addition, we had patents and trademarks (net of accumulated amortization) of $306,116 as of September 29, 2007 and $720,221 as of September 30, 2006. The goodwill and patents and trademarks at fiscal year end 2007 were associated with the medical segment. The value of patents and trademarks at fiscal year end 2006 included assets from both the medical and safety catheter segments. Goodwill has been determined to have an indefinite useful life in accordance with SFAS No. 142. The useful lives of individual patents and trademarks have been reviewed, and no material changes were required in the medical segment.

As of September 29, 2007, we ceased production of the Secure I.V. safety catheter and recorded an impairment charge equal to the full carrying amount of the assets included in the safety catheter segment. Accordingly, the book value of patents and trademarks in the safety catheter segment was written off in the amount of $372,948. See Note 12.

Amortization expense for patents and trademarks during fiscal years 2007, 2006, and 2005 was $137,841, $128,971 and $128,769, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated
Amortization
Fiscal years	Expense
2008	$44,107
2009	37,567
2010	34,686
2011	31,368
2012	27,169

6. OTHER ASSETS

	2007	2006
Patents and trademarks, net of accumulated amortization
of $1,371,809 (2007) and $1,518,281 (2006)	$306,116	$720,221
Cash value of life insurance policies	1,920,856	1,782,658
Other	184,831	267,047
	$2,411,803	$2,769,926

7. ACCRUED AND SUNDRY LIABILITIES

	2007	2006
Salaries and other compensation	$1,984,920	$1,384,772
Federal and state income taxes	176,697	13,435
Payroll taxes accrued and withheld	173,478	126,450
Property taxes	164,625	144,800
Medical insurance	214,260	164,204
Warranty reserve	332,881	282,887
Vendor rebates	311,285	268,198
Customer deposits	130,850	74,520
Other	14,440	14,783
	$3,503,436	$2,474,049

8. PRODUCT WARRANTIES

We offer warranties of various lengths to our customers depending on the specific product sold. Our warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under our warranties. The costs are estimated based on historical experience and any recent warranty trends that have been identified. (Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) We regularly assess the adequacy of our recorded liability and adjust the balance as necessary.

Changes in our product warranty liability for the years ended September 29, 2007 and September 30, 2006 are as follows:

	2007	2006
Accrued liability at beginning of year	$282,887	$243,477
Increases in reserve	271,594	224,510
Expenses	(221,600)	(185,100)
Accrued liability at end of year	$332,881	$282,887

9. BORROWINGS

Long-term debt consists of a revolving credit facility from a bank. The maximum principal amount we can borrow at any one time under the agreement is $10 million. The maturity date is June 5, 2012. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement). The margin in effect for fiscal 2007 was 85 basis points. The interest rate at September 29, 2007 was 6.57%. Interest-only payments are required monthly. The agreement includes financial covenants relating to tangible net worth and leverage ratios. The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon their request in the event of a default as defined in the agreement.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any. We may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend as an exception to the restriction noted above.

We paid interest expense of approximately $103,000 in 2007 and paid no interest during fiscal years 2006 or 2005.

10. DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife's remaining life, if she survives him. We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. We recognized expenses of approximately $76,000 in 2007, $78,000 in 2006, and $81,000 in 2005 related to this agreement. An 8% discount rate was used in measuring the present value of our deferred compensation obligation.

11. SHAREHOLDERS’ EQUITY

In January 2007, the Board adopted the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by shareholders in February 2007. The 2007 Plan authorized the Board to grant stock-based compensation awards to the Company’s officers, directors and key employees for up to 250,000 shares of Company common stock. Awards may be in the form of restricted stock, non-restricted stock, restricted stock units, options or stock appreciation rights (SARs). Total awards under the 2007 Plan may not exceed 250,000 shares, of which no more than 75,000 shares may be in the form of restricted stock, non-restricted stock or restricted stock units. The per share exercise prices of options or SARs granted under the 2007 Plan must be no less than the fair market value of a share on the grant date. The terms and conditions of each award may be set by the Board or a committee of the Board. The 2007 Plan will expire on December 31, 2016 unless terminated earlier in accordance with the plan. As of September 29, 2007, no awards had been granted under the 2007 Plan.

In March 1997, the Board adopted the 1997 Stock Option Plan (“1997 Plan”). The 1997 Plan authorized the Board to grant options to our key officers and employees for up to 200,000 shares of our common stock. Options granted under the 1997 Plan are generally granted at the fair market value on the date of grant. These options become exercisable and vest at the greater of 1,000 shares per year or 20% of the grant. Options expire 10 years from the date of grant for continuing employees, or three months after termination for employees who leave the Company. The 1997 Plan was terminated on October 20, 2007. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1997 Plan.

In November 1991, the Board adopted the 1991 Stock Option Plan (“1991 Plan”). The 1991 Plan authorized the Board to grant options of up to 200,000 shares of Company common stock to our officers and key employees and 50,000 shares to directors who are neither officers nor employees of the Company. All other terms and conditions of the 1991 Plan are similar to the 1997 Plan. The 1991 Plan was terminated on November 7, 2001. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1991 Plan.

In March 1987, the Board of Directors adopted the 1987 Stock Option Plan (“1987 Plan”). The 1987 Plan authorized the Board to grant options of up to 200,000 shares of our common stock to officers and key employees of the Company. All other terms and conditions of the 1987 Plan are similar to the 1997 Plan. The 1987 Plan was terminated on March 31, 1997. The termination does not affect options outstanding under the plan, but no further options can be granted under the 1987 Plan.

Shown below is a summary of activity under the Company’s four stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 10/2/04	81,947	329,555	$5.24	301,968	$5.06

Fiscal Year 2005
Granted	(30,452)	30,452	9.73
Exercised		(9,200)	4.79
Forfeited

Balance at 10/1/05	51,495	350,807	5.64	332,876	5.51

Fiscal Year 2006
Granted	(29,045)	29,045	9.67
Exercised		(38,750)	5.11
Forfeited	750	(750)	12.43

Balance at 9/30/06	23,200	340,352	6.03	307,432	5.66

Fiscal Year 2007
Granted
Exercised		(108,089)	5.20
Forfeited	2,750	(2,750)	9.64
New option plan	250,000
Balance at 9/29/07	275,950	229,513	$6.39	218,860	$6.23

Shown below is a summary of stock options outstanding and exercisable at fiscal year end 2007.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 2.75 - $ 4.30	86,843	$3.87	3.5	86,843	$3.87
5.50 - 6.18	66,510	5.78	2.5	66,510	5.78
9.18 - 10.52	76,160	9.78	7.6	65,507	9.81
$ 2.75 - $10.52	229,513	$6.39	4.5	218,860	$6.23

The Board of Directors adopted a stock purchase incentive plan in February 2000. The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock. Plan benefits are paid in shares of Company common stock. Benefits earned and accrued under the plan were $7,814 in 2007, $11,212 in 2006 and $13,392 in 2005. We issued stock valued at $11,212 in 2007, leaving a vested balance of $7,814 at September 29, 2007.

In March 1997, the Board of Directors approved the 1997 Long-Term Incentive Stock Option Plan for certain of our executives based on achievement of specified financial goals by fiscal year end 1999. As of September 29, 2007, we had no accrued compensation expense related to this plan. As of September 30, 2006, we had accrued compensation expense of $23,150 related to this plan.

12. IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we have been unable to generate sufficient sales volume to make it a viable business. As of September 29, 2007 we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets and we are currently engaged in efforts to sell this segment. As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  This charge included an impairment charge for equipment of approximately $1,712,000, impairment of patents and trademarks of approximately $373,000 and reduction in net realizable value of inventories of approximately $794,000. No impairments were considered necessary during fiscal years 2006 or 2005.

13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of September 29, 2007 and September 30, 2006 are as follows:

	2007	2006
Deferred tax liabilities:
Depreciation	$(442,000)	$(1,115,000)

Deferred tax assets:
Deferred compensation	600,000	300,000
Accrued expenses	286,000	388,000
Inventory	387,000	95,000
Amortization	118,000
Other	10,000	14,000
Total deferred tax assets	1,401,000	797,000
Net deferred tax assets (liabilities)	$959,000	$(318,000)

We made cash income tax payments, net of refunds, of approximately $2,114,000, $1,960,000, and $974,000 in fiscal years 2007, 2006, and 2005, respectively.

Federal and state income tax provisions consist of the following:

	2007	2006	2005
Current:
Federal	$2,502,000	$1,471,000	$1,357,000
State	222,000	126,000	112,000
	2,724,000	1,597,000	1,469,000
Deferred:
Federal	(1,165,000)	(91,000)	(133,000)
State	(99,000)	4,000	(1,000)
	(1,264,000)	(87,000)	(134,000)
Income tax expense	$1,460,000	$1,510,000	$1,335,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:

	2007	2006	2005
Computed tax at the statutory rate	$1,474,000	$1,552,000	$1,283,000
Increases (decreases):
State income taxes, net of federal tax benefit	81,000	86,000	74,000
Tax-exempt investment income	(51,000)	(53,000)	(36,000)
Extraterritorial income exclusion		(12,600)	(18,000)
Officer's life insurance	(44,000)	(32,000)	(31,000)
Domestic production deduction	(77,000)	(44,000)
Other, net	77,000	13,600	63,000
Income tax expense	$1,460,000	$1,510,000	$1,335,000

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock in accordance with SFAS No. 128.

	2007	2006	2005
Numerator for basic and diluted
earnings per share:
Net income	$2,873,939	$3,054,811	$2,438,907

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,723,942	2,648,635	2,603,932
Effect of dilutive securities:
Employee and board stock options	140,878	123,289	135,217
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,864,820	2,771,924	2,739,149

Net income per share:
Basic	$1.06	$1.15	$0.94
Diluted	$1.00	$1.10	$0.89

15. EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements. We match a percentage of employee contributions, with certain limitations. Our 401(k) matching contributions amounted to approximately $183,000, $190,000 and $164,000 for the 2007, 2006 and 2005 fiscal years, respectively.

16. RELATED-PARTY TRANSACTIONS

We had no related-party transactions.

17. MAJOR CUSTOMERS

We have a business relationship with a customer to manufacture and supply private label mattresses. Sales to this customer made up approximately 17% of net sales in 2007, 16% in 2006 and 8% in 2005. The largest of our medical customers are distributors who sell our products to acute care hospitals and other treatment facilities throughout the United States. Sales generated by the largest of these distributors amounted to approximately 11% of net sales in 2007, 11% in 2006 and 9% in 2005.

We have a business relationship with another customer to distribute certain of our consumer products. Sales to this customer amounted to 21% of net sales in 2007, 20% of net sales in 2006, and 33% of net sales in 2005.

See Note 18 for further information about sales to major customers.

18. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into three segments: medical, custom products, and safety catheters. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products and therefore complies with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

See Note 12 Impairment of the Safety Catheter Segment.

The following table summarizes certain information on industry segments:

	2007	2006	2005
Net sales:
Medical	$43,248,331	$36,675,830	$30,338,548
Custom products	17,295,498	14,760,330	18,094,490
Safety catheters	145,291	120,388	6,272
Total	$60,689,120	$51,556,548	$48,439,310

Impairment charge:
Safety catheters	$2,878,803

Operating profit (loss):
Medical	$9,129,693	$6,839,256	$5,519,942
Custom products	(266,994)	(1,063,636)	(225,966)
Safety catheters	(3,967,703)	(1,082,115)	(1,499,697)
Total	4,894,996	4,693,505	3,794,279

Corporate expense	(734,757)	(683,027)	(660,830)
Other income	173,700	554,333	640,458
Income before income taxes	$4,333,939	$4,564,811	$3,773,907

	2007	2006	2005
Identifiable assets:
Medical	$15,991,914	$13,513,665	$13,094,814
Custom products	5,242,869	6,096,464	5,838,000
Safety catheters		3,347,419	3,035,118
Corporate	2,734,125	8,054,930	6,697,913
	$23,968,908	$31,012,478	$28,665,845

Depreciation and amortization expenses:
Medical	$444,751	$380,944	$288,629
Custom products	232,522	207,992	214,368
Safety catheters	352,011	353,613	340,606
Corporate	429	632	872
	$1,029,713	$943,181	$844,475

Capital expenditures:
Medical	$884,655	$735,962	$1,540,520
Custom products	124,520	335,111	834,680
Safety catheters		2,623	30,218
	$1,009,175	$1,073,696	$2,405,418

Total sales by industry segment include sales from unaffiliated customers as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Identifiable assets are those assets that are used in the operations of each segment on an allocated basis. Amounts shown for corporate assets consist primarily of cash, marketable securities, and cash surrender value of life insurance.

We have several customers whose sales represent significant portions of sales in their respective business segments. In the medical segment, sales to the top four distributors represented 57% of net medical sales in 2007, 58% in 2006, and 59% in 2005. In the custom products segment, sales to one customer accounted for 72% of net custom products sales in 2007, 69% in 2006, and 87% in 2005.

Export sales, primarily to Canada, were approximately $3,733,000 in 2007, $3,162,000 in 2006, and $2,127,000 in 2005.

19. OPERATING LEASES

We lease truck equipment in South Carolina. Until October 31, 2006 when the lease was terminated, we also leased manufacturing space in California. In October 2006, we initiated the lease of a 15,000 square foot distribution facility in Utah for $6,750 per month. The lease is cancellable by either party with 60 days notice. All of the leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $107,000 in 2007, $212,000 in 2006, and $321,000 in 2005.

20. COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $625,000 of Selan® skin care products per calendar year through 2010. Previously, we were committed to purchases of $500,000 per calendar year through 2005. For the fiscal years ended 2007, 2006 and 2005, purchases under this commitment were $782,000, $757,000 and $763,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

21. QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown in the following table.

Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2007
Net sales	$13,470	$16,467	$15,237	$15,515	$60,689
Gross profit	4,544	5,023	5,288	5,313	20,168
Impairment of safety catheter segment				2,879	2,879
Operating income	1,481	1,729	1,804	(854)	4,160
Net income	1,021	1,181	1,255	(582)	2,874
Earnings per share
Basic	0.38	0.44	0.46	(0.21)	1.06
Diluted	0.36	0.42	0.43	(0.21)	1.00

For Fiscal 2006
Net sales	$13,282	$12,234	$12,548	$13,493	$51,557
Gross profit	3,882	3,574	4,009	4,234	15,699
Operating income	1,057	774	1,017	1,162	4,010
Net income	789	638	728	900	3,055
Earnings per share
Basic	0.30	0.24	0.27	0.34	1.15
Diluted	0.29	0.23	0.26	0.32	1.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in the Company’s internal controls over financial reporting during the last quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2007 fiscal year under the headings “Proposals to be Voted Upon-Election of Directors,”  “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2007 fiscal year under the heading “Compensation of Executive Officers,” “Corporate Governance-Director Compensation” and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2007 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of September 29, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,513	$6.39	275,950
Equity compensation plans not approved by security holders	0	0	0(1)
Total	229,513	$6.39	275,950

(1) Under the Company’s director compensation arrangements, there is no set amount of equity securities authorized for issuance, but the Company currently anticipates issuing approximately 8,500 shares annually. Each non-employee Director of the Company receives 1,000 shares of Company common stock per year in lieu of annual cash compensation. As compensation for additional duties, the Chairman of the Board receives an additional 1,000 shares, and the Chairman of the Audit Committee receives an additional 500 shares of Company common stock per year. We do not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts stock issued outside of a public offering from registration requirements.

For additional information on our stock option plans, see Note 11 in the Notes to Financial Statements for the year ended September 29, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2007 fiscal year under the heading “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”

Item 14. Principal Accountant Fees and Services

Additional information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2007 fiscal year under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.2.1	Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement dated November 19, 2003: Incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K dated December 2, 2003.

4.3
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

10.20
Loan Agreement dated June 5, 2007 by and between Carolina First Bank, as lender, and the Company, as borrower: Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2007 and filed with the commission on June 11, 2007.

10.20.1
Revolving Note dated June 5, 2007 by the Company to Carolina First Bank: Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2007 and filed with the commission on June 11, 2007.

10.20.2
Negative Pledge Agreement dated June 5, 2007 by the Company to Carolina First Bank: Incorporated by reference to the Company’s Current Report on Form 8-K dated Jun 5, 2007 and filed with the commission on June 11, 2007.

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

* Management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits required by this section of Item 15 are attached hereto or incorporated by reference

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

		COL C.
COL. A	COL. B	ADDITIONS	COL. D			COL. E
		(1)
	Balance at	Charged to				Balance at
	Beginning of	Costs and	Deductions-			End of
Description	Period	Expenses	Describe			Period
Year Ended September 29, 2007
Deducted from asset accounts:
Reserve for uncollectible accounts	$117,000	$99,841	$27,841	(a	)	$189,000

Year Ended September 30, 2006
Deducted from asset accounts:
Reserve for uncollectible accounts	$116,000	$47,762	$46,762	(a	)	$117,000

Year Ended October 1, 2005
Deducted from asset accounts:
Reserve for uncollectible accounts	$140,000	$34,263	$58,263	(a	)	$116,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.
By:	/s/ Thomas D. Henrion	December 20, 2007
Thomas D. Henrion
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson	President, Chief Executive Officer and Director
James D. Ferguson	(Principal Executive Officer)

/s/ Richard C. Coggins	Chief Financial Officer and Director
Richard C. Coggins	(Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller
Gwendolyn L. Randolph

/s/ Robert H. Dick	Director
Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director
Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director
Guy R. Guarch

/s/ Thomas D. Henrion	Director
Thomas D. Henrion

/s/ Robert B. Johnston	Director
Robert B. Johnston

/s/ Linda D. Norman	Director
Linda D. Norman

/s/ Peter S. Nyberg	Director
Peter S. Nyberg
December 20, 2007