Form 10-Q
period 2007-12-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2008-02-12
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,779,219 shares as of 02/05/08

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - December 29, 2007 and September 29, 2007	3

Statements of Income - Three months ended December 29, 2007 and December 30, 2006	4

Statements of Cash Flows - Three months ended December 29, 2007 and December 30, 2006	5

Notes to Financial Statements - December 29, 2007	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES	17

OFFICER CERTIFICATIONS	18

Span-America Medical Systems, Inc.
Balance Sheets

	December 29,	September 29,
	2007	2007
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$559,823	$808,864
Accounts receivable, net of allowances of $173,000
(Dec. 29, 2007) and $189,000 (Sept. 29, 2007)	6,959,835	7,195,288
Inventories - Note 2	4,269,506	3,997,585
Deferred income taxes	997,000	997,000
Prepaid expenses	202,798	97,395
Total current assets	12,988,962	13,096,132

Property and equipment, net - Note 3	6,518,673	6,536,842
Goodwill, net of accumulated amortization of
$1,027,765 (Dec. 29, 2007 and Sept. 29, 2007)	1,924,131	1,924,131
Other assets - Note 4	2,458,019	2,411,803
	$23,889,785	$23,968,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,165,792	$2,146,138
Accrued and sundry liabilities	3,709,241	3,503,436
Total current liabilities	5,875,033	5,649,574

Long-term debt	2,700,000	3,700,000
Deferred income taxes	38,000	38,000
Deferred compensation	784,001	793,667
Total liabilities	9,397,034	10,181,241

Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,764,251
(Dec. 29, 2007) and 2,775,444 (Sept. 29, 2007)	1,595,626	1,724,225
Additional paid-in capital	539,773	528,945
Retained earnings	12,357,352	11,534,497
Total shareholders' equity	14,492,751	13,787,667

	$23,889,785	$23,968,908

Note:	The Balance Sheet at September 29, 2007 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2007	2006
		(Note)

Net sales	$13,664,207	$13,432,477
Cost of goods sold	9,017,252	8,654,131
Gross profit	4,646,955	4,778,346

Selling and marketing expenses	1,994,113	2,094,224
Research and development expenses	192,821	143,010
General and administrative expenses	822,257	753,936
	3,009,191	2,991,170

Operating income	1,637,764	1,787,176

Non-operating income (expense):
Investment income and other	19,441	89,143
Interest expense	(49,436)	-
Net non-operating income (expense)	(29,995)	89,143

Income from continuing operations before income taxes	1,607,769	1,876,319
Income taxes on continuing operations	546,000	657,000
Income from continuing operations	1,061,769	1,219,319

(Loss) from discontinued operations, net of income taxes	(16,878)	(198,818)

Net income	$1,044,891	$1,020,501

Income from continuing operations per common share:
Basic	$0.38	$0.46
Diluted	0.37	0.44

(Loss) from discontinued operations per common share:
Basic	$(0.01)	$(0.07)
Diluted	(0.01)	(0.07)

Net income per common share: Note 7
Basic	$0.38	$0.38
Diluted	0.36	0.36

Dividends per common share	$0.08	$0.06

Weighted average shares outstanding:
Basic	2,774,103	2,667,228
Diluted	2,896,717	2,802,381

Note:	Amounts for the three months ended December 30, 2006 have been reclassified to show the safety catheter segment as a discontinued operation.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 29,	December 30,
	2007	2006
Operating activities:
Net income	$1,044,891	$1,020,501
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	166,848	249,996
Provision for losses on accounts receivable	12,000	31,662
Gain on sale of property and equipment		(5,745)
Increase in cash value of life insurance	(3,693)	(65,342)
Deferred compensation	(9,666)	(8,950)
Stock compensation expense	10,828	21,262
Changes in operating assets and liabilities:
Accounts receivable	223,453	410,303
Inventories	(271,921)	(231,886)
Prepaid expenses and other assets	(148,746)	(49,906)
Accounts payable and accrued expenses	225,459	535,180
Net cash provided by operating activities	1,249,453	1,907,075

Investing activities:
Purchases of marketable securities		(1,700,000)
Proceeds from sale of marketable securities		810,000
Purchases of property and equipment	(131,684)	(406,497)
Proceeds from sale of property and equipment		6,237
Payments for other assets	(16,175)	(32,901)
Net cash used for investing activities	(147,859)	(1,323,161)

Financing activities:
Dividends paid	(222,036)	(160,522)
Repayment of long term debt	(1,000,000)
Purchase and retirement of common stock	(128,599)	(30,845)
Common stock issued upon exercise of options		58,188
Net cash used for financing activities	(1,350,635)	(133,179)

(Decrease) Increase in cash and cash equivalents	(249,041)	450,735
Cash and cash equivalents at beginning of period	808,864	975,525
Cash and cash equivalents at end of period	$559,823	$1,426,260

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 29, 2007

1.	BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 29, 2007 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. For further information, refer to our Annual Report on Form 10-K for the year ended September 29, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board,"FASB," issued Statement of Financial Accounting Statement,"SFAS" No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the impact of SFAS No. 159, which we may adopt at the start of fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

STOCK-BASED COMPENSATION

We account for stock-based payments under SFAS No. 123R, “Share-Based Payment” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years. We did not grant any options during fiscal 2007 or the first three months of fiscal 2008.

ADOPTION OF FIN 48, ACCOUNTING FOR UNCERTAIN TAX POSITIONS

Effective September 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity recognizes a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position is recognized in the interim period in which the change occurs. The adoption of FIN 48 had no cumulative effect on our retained earnings and no impact on our financial position or results of operations.

2.	INVENTORIES

The components of inventories are as follows:

	Dec. 29,	Sept. 29,
	2007	2007
Raw materials	$2,926,726	$2,680,520
Finished goods	1,342,780	1,317,065
	$4,269,506	$3,997,585

3.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Dec. 29,	Sept. 29,
	2007	2007
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,778,964	6,776,068
Construction in progress	397,290	344,975
Machinery and equipment	5,680,228	5,611,931
Furniture and fixtures	482,213	474,037
Automobiles	9,520	9,520
	14,304,631	14,172,947
Less accumulated depreciation	7,785,958	7,636,105
	$6,518,673	$6,536,842

4.	OTHER ASSETS

Other assets consist of the following:

	Dec. 29,	Sept. 29,
	2007	2007
Patents and trademarks, net of accumulated
amortization of $1,386,304 (Dec. 29, 2007)
and $1,371,809 (Sept. 29, 2007)	$307,795	$306,116
Cash value of life insurance policies	1,926,135	1,920,856
Other	224,089	184,831
	$2,458,019	$2,411,803

5.	PRODUCT WARRANTIES

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

Changes in our product warranty liability for the three months ended December 29, 2007 and December 30, 2006 are as follows:

	Three Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Accrued liability at beginning of period	$332,881	$282,887
Increases in reserve	133,677	73,361
Expenses	(112,837)	(65,478)
Accrued liability at end of period	$353,721	$290,770

6.	IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we have been unable to generate sufficient sales volume to make it a viable business. As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets and we are currently engaged in efforts to sell this segment. As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  Accordingly, amounts for the three months ended December 30, 2006 have been reclassified to show the safety catheter segment as a discontinued operation.

7.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,061,769	$1,219,319
Income from discontinued operations, net of income taxes	(16,878)	(198,818)
Net income	$1,044,891	$1,020,501

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,774,103	2,667,228
Effect of dilutive securities:
Employee stock options and restricted stock	122,614	135,153
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,896,717	2,802,381

	Three Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Income per share from continuing operations:
Basic	$0.38	$0.46
Diluted	$0.37	$0.44

Income per share from discontinued operations,
net of income taxes:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

Net income per share:
Basic	$0.38	$0.38
Diluted	$0.36	$0.36

8.	OPERATIONS AND INDUSTRY SEGMENTS

For management and financial reporting purposes, we divide our operating business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Three Months Ended
	Dec. 29,	Dec. 30,
	2007	2006
Net Sales:
Medical	$9,579,887	$9,615,848
Custom products	4,084,320	3,816,629
Total	$13,664,207	$13,432,477

Operating profit (loss):
Medical	$1,718,570	$1,952,502
Custom products	131,067	(23,556)
Total	1,849,637	1,928,946

Corporate expense	(211,873)	(141,770)
Other (expense) income	(29,995)	89,143
Income from continuing operations before income taxes	$1,607,769	$1,876,319

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in “Results of Operations” and “Liquidity and Capital Resources” which are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary

Sales for the first quarter rose 2% to $13.7 million compared with $13.4 million in the first quarter last year due to continued growth in the custom products segment. Income from continuing operations was down 13% to $1.1 million, or $0.37 per diluted share, compared with $1.2 million, or $0.44 per diluted share. The decline in income from continuing operations was caused by a less profitable product mix, increases in R&D and administrative expenses and a change in net non-operating income from earnings of $89,000 to expense of $30,000. Net income, which includes discontinued operations, increased by 2% during the first quarter to $1.04 million, or $0.36 per diluted share, compared with $1.02 million, or $0.36 per diluted share, in the same quarter last year. The primary increase in net income resulted from the decline in the loss from discontinued operations to $17,000 in this year’s first quarter from $199,000 in the same quarter last year.

Sales

Our sales growth during the first quarter came entirely from the custom products segment where sales were up 7% to $4.1 million compared with $3.8 million in the first quarter last year. The majority of the custom products sales growth came from our consumer product lines, and in particular, the fusion product sold to Wal-Mart and other retailers through our marketing and distribution partner, Louisville Bedding Company. Consumer sales were up 9% to $3.2 million compared with $3.0 million in the year-ago quarter. During the first quarter, Wal-Mart began to add our fusion mattress pad to additional stores, and we benefited from the expansion. However, our consumer sales growth in the first quarter was diminished by lower fusion sales to Wal-Mart in December, following strong fusion sales in October and November. We believe the December reduction in fusion sales was due to an inventory adjustment at Wal-Mart. We expect continued sales growth in the custom products segment in fiscal 2008, primarily from the fusion mattress pad and Wal-Mart’s expansion of the number of its stores carrying the product.

Sales of our industrial product lines, which are also part of the custom products segment, increased 1% during the first quarter to $849,000. New business and gains in sales from existing customers offset declines in sales to two of our larger industrial customers.

In the medical segment, first quarter sales were even with the same quarter last year at $9.6 million. Our medical order volume was strong in the first quarter of 2008 and came from a broad base of customers. However, we did not have large-volume orders from the long term care market segment that we had during several quarters in fiscal 2007. Our therapeutic support surface business remained solid with sales up 3% during the first quarter compared with the first quarter of last year. Product line growth leaders during the quarter were the PressureGuard® Easy Air® low-air-loss support surface and the Geo-Mattress HC all-foam support surface. Sales to Hill-Rom, our largest medical customer, increased 5% during the quarter to $2.4 million. Our sales to Hill-Rom consist mainly of private label therapeutic support surfaces that incorporate our PressureGuard CFT® technology. Overall, therapeutic support surfaces made up 75% of our medical sales in the first quarter, compared with 73% in the first quarter last year. Sales of mattress overlays declined by 3% during the quarter, compared with the first quarter of last year. Patient positioner sales were down by 12%. Sales of seating products were up by 5% on the continued success of our newest Short Wave™ seat and back cushion. Sales of Selan® skin care products increased 6%. Medical sales represented 70% of total company sales in the first quarter this year compared with 72% in the first quarter last year.

In the medical business, we expect sales of our branded medical products to grow modestly during the remainder of the fiscal year. As we have previously announced, our exclusive agreement to supply private label products to Hill-Rom will expire in May 2008. It is possible that our sales to Hill-Rom could decline after the expiration of the agreement. However, we do not have a sales forecast from them so we cannot accurately predict our future Hill-Rom sales levels. We value our relationship with Hill-Rom and will continue to supply products to them under the terms of our agreement between now and the expiration date, and after that, as requested on an order-by-order basis.

Gross Profit

Our gross profit decreased 3% to $4.6 million in the first quarter of fiscal 2008 compared with $4.8 million in the first quarter last year. Our gross margin decreased to 34.0% compared with 35.6% in the first quarter last year. The reductions in gross profit and gross margin were primarily related to a higher percentage of lower margin consumer sales compared with the first quarter of fiscal 2007 and a less profitable mix of sales within the medical segment. We expect the gross margin percentage for the full year of fiscal 2008 to be lower than that of fiscal 2007.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses were down 5% in the first quarter of fiscal 2008 to $2.0 million compared with $2.1 million in the prior year. The decline was due mainly to decreases in shipping costs and incentive compensation expense. Total sales and marketing expenses for fiscal 2008 are expected to be slightly higher than those of fiscal 2007.

Research and development expenses increased 35% to $193,000 compared with $143,000 in the first quarter of fiscal 2007. The increase resulted from new product development efforts in the medical segment. We expect that total research and development expenses for fiscal 2008 will be higher than those of fiscal 2007.

General and administrative expenses increased by 9% to $822,000 in the first quarter of fiscal 2008 compared with $754,000 in the first quarter of last year. The increase was due to higher property and casualty insurance expense and lower income on cash value of corporate-owned life insurance policies. General and administrative expenses for fiscal 2008 are expected to be slightly higher than those of fiscal 2007.

Operating income decreased by 8% to $1.6 million in the first quarter from $1.8 million in the same quarter last year primarily due to a less profitable product mix, increases in R&D expenses in the medical segment and higher administrative costs.

Non-Operating Income and Expenses

We had net non-operating expense of $30,000 in the first quarter of fiscal 2008 compared with net non-operating income of $89,000 in the first quarter last year. The $119,000 swing from income to expense was caused by a reduction in investment income and the addition of new interest expense, both of which were related to our $5.00 per share special dividend paid in June 2007. The $13.9 million special dividend was funded by liquidation of our short-term investments and the addition of $5.7 million in long-term debt. As a result, investment and other non-operating income in the first quarter declined by 78% to $19,000, and we incurred interest expense of $49,000 compared to zero in the first quarter last year. We expect the quarterly levels of net non-operating expense during the remainder of fiscal 2008 to be slightly lower than first quarter amounts.

Net Income and Dividends

Income from continuing operations declined by 13% to $1.1 million, or $0.37 per diluted share, compared with $1.2 million, or $0.44 per diluted share, due primarily to a less profitable product mix, higher R&D and administrative expenses and lower net non-operating income.

Net income, which includes discontinued operations, increased 2% during the first quarter to $1.04 million, or $0.36 per diluted share, compared with $1.02 million, or $0.36 per diluted share, in the same quarter last year. As a result of our exit from the safety catheter segment, that segment is now treated as a discontinued operation. The loss from the discontinued operation was $17,000, or $0.01 per share, in the first quarter of fiscal 2008 compared with a loss of $199,000, or $0.07 per share, in the same quarter last year.

During the first quarter of fiscal 2008, we paid dividends of $222,000, or 21% of net income. This payment represented one quarterly dividend of $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations declined 34% to $1.2 million during the first quarter of fiscal 2008 compared with $1.9 million in the first quarter of fiscal 2007. The reduction in operating cash flow was caused mainly by (1) a smaller increase in accounts payable and accrued expenses, (2) a smaller decrease in accounts receivable and (3) a larger increase in prepaid expenses in the first quarter this year compared with the first quarter last year. Cash provided by operations was used during the first quarter to repay long-term debt ($1 million) and to fund dividends ($222,000), capital expenditures ($132,000) and share repurchases ($129,000.)

Working capital decreased by $333,000, or 4%, to $7.1 million at the end of the first quarter compared with $7.4 million at the end of last fiscal year. The decrease was primarily caused by lower balances of cash and accounts receivable and higher accrued and sundry liabilities, which were partially offset by increased inventory and prepaid expenses. The current ratio at quarter end was down slightly to 2.2 from 2.3 at fiscal year end 2007.

Accounts receivable, net of allowances, decreased by $235,000, or 3%, to $7.0 million at the end of the first quarter of fiscal 2008 compared with $7.2 million at the end of fiscal 2007. This change was caused by normal fluctuations in timing of payments received. Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 45.6 days in the first quarter of fiscal 2008 compared with 43.2 days for all of fiscal 2007. All of our accounts receivable are unsecured.

Inventories increased by $272,000, or 7%, to $4.3 million at the end of the first quarter of fiscal 2008 compared with fiscal year end 2007. The increase occurred primarily in consumer raw materials and finished goods and was partly due to lower-than-expected consumer sales in December, which was caused by what we believe was an inventory reduction effort by Wal-Mart, our largest consumer customer. We expect total inventory levels during fiscal 2008 to be slightly higher than those of fiscal 2007.

Net property and equipment decreased by $18,000 to $6.5 million at the end of the first quarter of fiscal 2008 as the result of the combination of normal depreciation expense and capital expenditures of $132,000. We expect that capital expenditures during fiscal 2008 will be lower than 2007 levels.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate the risk of foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of December 29, 2007.

Other assets increased $46,000 to $2.5 million compared with $2.4 million at fiscal year end 2007 due mainly to an increase in deposits placed with suppliers.

Our trade accounts payable increased by $20,000, or 1%, to $2.2 million compared with fiscal year end 2007 due to normal monthly fluctuations. Accrued and sundry liabilities increased by $206,000, or 6%, to $3.7 million compared with fiscal year end 2007 due to increases in accruals for income taxes and customer rebate programs.

During the first quarter of fiscal 2008, we repaid $1.0 million on our revolving line of credit, reducing the balance to $2.7 million from $3.7 million at fiscal year end. We believe that we were in compliance with all covenants relating to this agreement as of December 29, 2007.

Our credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. However, the loan agreement provides a partial exception to the above restriction to allow payment of regular quarterly dividends. Regardless of our level of income from continuing operations, we may continue to pay regular quarterly dividends in amounts no greater than the previous quarter’s regular dividend as long as we remain in compliance with the tangible net worth and leverage ratio covenants in the loan agreement.

In November 2007, we announced a program to repurchase up to 5% (139,000 shares) of our outstanding common stock. From the announcement date of November 28th through the end of the first quarter, we repurchased 11,193 shares at a total cost of $129,000. We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2008 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor in our operations during fiscal 2008. We are currently seeing upward pressure on prices for polyurethane foam, our largest volume raw material. The pressure appears to be driven by higher component chemical costs, higher oil prices and overseas demand for chemicals used in foam production. These higher raw material costs could negatively affect our profitability if we are unable to recover the higher costs through sales price increases or other cost reduction efforts. The cost of polyurethane foam is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers and Company purchase volumes. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk through the cash value of life insurance. As of December 29, 2007, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended December 29, 2007, cash value of life insurance increased by less than 1%, creating income of approximately $4,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Using our long-term debt level of $2.7 million at December 29, 2007, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $27,000 per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 29, 2007, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 29, 2007. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 2, - December 29, 2007	11,193	$11.49	11,193	127,579

The company announced on November 28, 2007 that the Board of Directors authorized the company to repurchase up to 138,772 shares of its common stock. The program may be suspended or discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on February 7, 2008. At this meeting, Richard C. Coggins, Thomas F. Grady, Jr. and Dan R. Lee were elected to three-year terms as directors. The voting details are as follows:

	For	Against	Abstain	Broker Non-Votes
Richard C. Coggins	2,238,455	147,772	0	0
Thomas F. Grady, Jr.	2,256,756	129,471	0	0
Dan R. Lee	2,250,456	135,771	0	0

Guy R. Guarch, Thomas D. Henrion and Linda D. Norman continued in office as directors with terms expiring in 2009. Robert H. Dick, James D. Ferguson, and Robert B. Johnston continued in office as directors with terms expiring in 2010.

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

DATE: February 11, 2008