Form 10-Q
period 2008-03-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2008-05-13
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,774,855 shares as of 04/28/08

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

Span-America Medical Systems, Inc.
Balance Sheets

	March 29,	September 29,
	2008	2007
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$335,593	$808,864
Accounts receivable, net of allowances of $183,000 (March 29, 2008) and $189,000 (Sept. 29, 2007)	7,916,345	7,195,288
Inventories - Note 2	3,531,804	3,997,585
Deferred income taxes	997,000	997,000
Prepaid expenses	397,064	97,395
Total current assets	13,177,806	13,096,132

Property and equipment, net - Note 3	6,550,570	6,536,842
Goodwill, net of accumulated amortization of $1,027,765 (March 29, 2008 and Sept. 29, 2007)	1,924,131	1,924,131
Other assets - Note 4	2,474,697	2,411,803
	$24,127,204	$23,968,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,516,695	$2,146,138
Accrued and sundry liabilities	2,679,432	3,503,436
Total current liabilities	5,196,127	5,649,574

Long-term debt	2,500,000	3,700,000
Deferred income taxes	38,000	38,000
Deferred compensation	773,561	793,667
Total liabilities	8,507,688	10,181,241

Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,780,601 (March 29, 2008) and 2,775,444 (Sept. 29, 2007)	1,556,936	1,724,225
Additional paid-in capital	550,600	528,945
Retained earnings	13,511,980	11,534,497
Total shareholders' equity	15,619,516	13,787,667

	$24,127,204	$23,968,908

Note: The Balance Sheet at September 29, 2007 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
		(Note)		(Note)

Net sales	$15,770,320	$16,420,667	$29,434,527	$29,853,144
Cost of goods sold	10,226,057	11,233,007	19,243,309	19,887,138
Gross profit	5,544,263	5,187,660	10,191,218	9,966,006

Selling and marketing expenses	2,359,290	2,242,734	4,353,403	4,336,957
Research and development expenses	162,461	209,563	355,283	352,573
General and administrative expenses	888,129	767,912	1,710,386	1,521,848
	3,409,880	3,220,209	6,419,072	6,211,378

Operating income	2,134,383	1,967,451	3,772,146	3,754,628

Non-operating income (expense):
Investment income and other	25,083	83,487	44,525	172,629
Interest expense	(30,970)	-	(80,406)	-
Net non-operating income (expense)	(5,887)	83,487	(35,881)	172,629

Income from continuing operations before income taxes	2,128,496	2,050,938	3,736,265	3,927,257
Income taxes on continuing operations	724,000	715,000	1,270,000	1,372,000
Income from continuing operations	1,404,496	1,335,938	2,466,265	2,555,257

(Loss) from discontinued operations, net of income taxes	(27,088)	(155,363)	(43,966)	(354,181)

Net income	$1,377,408	$1,180,575	$2,422,299	$2,201,076

Income from continuing operations per common share:
Basic	$0.51	$0.50	$0.89	$0.95
Diluted	0.49	0.47	0.86	0.91

(Loss) from discontinued operations per common share:
Basic	$(0.01)	$(0.06)	$(0.02)	$(0.13)
Diluted	(0.01)	(0.05)	(0.02)	(0.13)

Net income per common share: Note 7
Basic	$0.50	$0.44	$0.87	$0.82
Diluted	0.48	0.42	0.84	0.78

Dividends per common share	$0.08	$0.08	$0.16	$0.14

Weighted average shares outstanding:
Basic	2,776,130	2,698,372	2,775,116	2,682,800
Diluted	2,867,896	2,830,116	2,882,306	2,816,249

Note: Amounts for the three and six months ended March 31, 2007 have been reclassified to show the safety catheter  segment as a discontinued operation.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net income	$2,422,299	$2,201,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340,208	514,585
Provision for losses on accounts receivable	24,000	37,782
Gain on sale of property and equipment	(17,500)	(8,645)
Decrease (Increase) in cash value of life insurance	54,751	(76,883)
Deferred compensation	(20,106)	(18,616)
Stock compensation expense	21,655	42,524
Changes in operating assets and liabilities:
Accounts receivable	(745,057)	(933,133)
Inventories	465,781	(411,282)
Prepaid expenses and other assets	(310,776)	7,267
Accounts payable and accrued expenses	(445,632)	457,025
Net cash provided by operating activities	1,789,623	1,811,700

Investing activities:
Purchases of marketable securities	-	(3,520,000)
Proceeds from sale of marketable securities	-	2,510,000
Purchases of property and equipment	(318,541)	(686,302)
Proceeds from sale of property and equipment	17,500	9,137
Payments for other assets	(30,669)	(35,594)
Net cash used for investing activities	(331,710)	(1,722,759)

Financing activities:
Dividends paid	(444,816)	(378,190)
Repayment of long term debt	(1,200,000)	-
Purchase and retirement of common stock	(499,455)	(35,901)
Common stock issued upon exercise of options	213,087	263,353
Net cash used for financing activities	(1,931,184)	(150,738)

(Decrease) in cash and cash equivalents	(473,271)	(61,797)
Cash and cash equivalents at beginning of period	808,864	975,525
Cash and cash equivalents at end of period	$335,593	$913,728

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 29, 2008

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. For further information, refer to our Annual Report on Form 10-K for the year ended September 29, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the impact of SFAS No. 159, which we may adopt at the start of fiscal year 2009.

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

STOCK-BASED COMPENSATION

We account for stock-based payments under SFAS No. 123R, “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. We did not grant any options during fiscal 2007 or during the first six months of fiscal 2008. For options granted in fiscal 2006, we used the following weighted average assumptions: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years.

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

2. INVENTORIES

The components of inventories are as follows:

	Mar. 29, 2008	Sept. 29, 2007
Raw materials	$2,441,003	$2,680,520
Finished goods	1,090,801	1,317,065
	$3,531,804	$3,997,585

3. PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

	Mar. 29, 2008	Sept. 29, 2007
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,778,964	6,776,068
Construction in progress	547,777	344,975
Machinery and equipment	5,712,504	5,611,931
Furniture and fixtures	486,307	474,037
Automobiles	9,520	9,520
	14,491,488	14,172,947
Less accumulated depreciation	7,940,918	7,636,105
	$6,550,570	$6,536,842

4. OTHER ASSETS
Other assets consist of the following:

	Mar. 29, 2008	Sept. 29, 2007
Patents and trademarks, net of accumulated
amortization of $1,402,205 (Mar. 29, 2008)
and $1,371,809 (Sept. 29, 2007)	$306,389	$306,116
Cash value of life insurance policies	1,866,105	1,920,856
Other	302,203	184,831
	$2,474,697	$2,411,803

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

Changes in our product warranty liability for the six months ended March 29, 2008 and March 31, 2007 are as follows:

	Six Months Ended
	Mar. 29, 2008	Mar. 31, 2007
Accrued liability at beginning of period	$332,881	$282,887
Increases in reserve	253,958	117,435
Expenses	(209,118)	(94,117)
Accrued liability at end of period	$377,721	$306,205

6. IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business. As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets, and we are currently engaged in efforts to sell this segment. As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  Accordingly, amounts for the three and six months ended March 31, 2007 have been reclassified to show the safety catheter segment as a discontinued operation.

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,404,496	$1,335,938	$2,466,265	$2,555,257
(Loss) from discontinued operations, net of income taxes	(27,088)	(155,363)	(43,966)	(354,181)
Net income	$1,377,408	$1,180,575	$2,422,299	$2,201,076

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,776,130	2,698,372	2,775,116	2,682,800
Effect of dilutive securities:
Employee stock options and restricted stock	91,766	131,744	107,190	133,449
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,867,896	2,830,116	2,882,306	2,816,249
Income per share from continuing operations:
Basic	$0.51	$0.50	$0.89	$0.95
Diluted	$0.49	$0.47	$0.86	$0.91

(Loss) per share from discontinued operations,
net of income taxes:
Basic	$(0.01)	$(0.06)	$(0.02)	$(0.13)
Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.13)

Net income per share:
Basic	$0.50	$0.44	$0.87	$0.82
Diluted	$0.48	$0.42	$0.84	$0.78

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	Mar. 29, 2008	Mar. 31, 2007	Mar. 29, 2008	Mar. 31, 2007

Net Sales:
Medical	$11,464,035	$10,829,215	$21,043,922	$20,445,063
Custom products	4,306,285	5,591,452	8,390,605	9,408,081
Total	$15,770,320	$16,420,667	$29,434,527	$29,853,144

Operating profit (loss):
Medical	$2,545,344	$2,247,716	$4,263,914	$4,200,221
Custom products	(112,611)	(68,468)	18,456	(92,024)
Total	2,432,733	2,179,248	4,282,370	4,108,197

Corporate expense	(298,350)	(211,797)	(510,224)	(353,569)
Other (expense) income	(5,887)	83,487	(35,881)	172,629
Income from continuing operations before income taxes	$2,128,496	$2,050,938	$3,736,265	$3,927,257

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

From time to time, Span-America is named as a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against us that if determined adversely would have a material adverse effect on our business or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Total sales during the second quarter of fiscal 2008 declined slightly compared with the second quarter of fiscal 2007 due to lower sales volume in our consumer product lines, which are part of our custom products segment. However, earnings for the second quarter increased compared with the same quarter last year because of higher medical sales volumes, a more profitable overall product mix, improved manufacturing efficiencies, lower research and development expenses and a reduction in the loss from our discontinued safety catheter operation. We expect sales of our branded medical products to grow modestly during the remainder of the fiscal year. However, we are uncertain about future sales volumes of the private-label medical products that we manufacture for Hill-Rom. We expect custom products sales for the remainder of fiscal 2008 to be relatively flat compared with the last half of fiscal 2007 due to anticipated weakness in the retail market, which could affect our consumer sales levels.

Sales and Earnings Summary
Sales for the second quarter declined 4% to $15.8 million compared with $16.4 million in the second quarter last year due to lower sales of consumer products. Income from continuing operations for the second quarter rose 5% to $1.4 million, or $0.49 per diluted share, compared with $1.3 million, or $0.47 per diluted share in the second quarter last year. Net income, which includes discontinued operations, increased by 17% during the second quarter to a record $1.4 million, or $0.48 per diluted share, compared with $1.2 million, or $0.42 per diluted share, in the same quarter last year. The increases in income from continuing operations and net income were the result of higher medical sales, a more profitable product mix, improved manufacturing efficiencies and lower research and development expenses.

Sales for the first half of fiscal 2008 declined 1% to $29.4 million compared with $29.9 million in the same period last year. The decline was due to lower volume in the custom products segment, partially offset by growth in the medical segment. Income from continuing operations in the second quarter declined 3% to $2.5 million, or $0.86 per diluted share, compared with $2.6 million, or $0.91 per diluted share in the second quarter last year. Net income increased by 10% during the first six months of fiscal 2008 to $2.4 million, or $0.84 per diluted share, compared with $2.2 million, or $0.78 per diluted share, in the same period last year. The increase in year-to-date net income was the result of a decline in the loss from our discontinued safety catheter segment to $44,000 in this year’s first half from $354,000 in the same period last year.

Sales
Second quarter sales in the medical segment reached a new quarterly record, increasing 6% to $11.5 million compared with $10.8 million in the same quarter last year. The majority of growth came from our core therapeutic support surface products, which rose 7% to $8.9 million during the second quarter compared with the second quarter of last year. Product line growth leaders in the medical segment during the quarter were the PressureGuard® Easy Air® low-air-loss support surface and the PressureGuard®APM® alternating pressure support surface. Overall, therapeutic support surfaces made up 77% of our medical sales in the second quarter compared with 75% in the second quarter last year. Sales of mattress overlays declined by 5% during the quarter compared with the second quarter of last year. Patient positioner sales were down by 5%. Sales of seating products were down by 9%. Sales of Selan® skin care products decreased by 4%. We believe that the second quarter sales declines in these medical product lines reflect a general weakness in the market. Medical sales represented 73% of total company sales in the second quarter this year compared with 66% in the second quarter last year.

Sales of the PressureGuard CFT® therapeutic support surface, which includes private label products manufactured for Hill-Rom, declined during the second quarter due to lower sales to Hill-Rom, our largest medical customer. Sales to Hill-Rom in the second quarter of fiscal 2008 were down 23% to $2.1 million compared with $2.7 million in the second quarter of last year due to lower demand from Hill-Rom.

For fiscal 2008 year to date, medical sales rose 3% to $21.0 million from $20.4 million in the same period last year. The increase was driven by higher unit volumes of therapeutic support surfaces, which grew by 5% during the period. Year-to-date sales of medical mattress overlays and patient positioners decreased by 4% and 9%, respectively. Sales of seating products were down 3%, and Selan sales increased by 1% for the first half of fiscal 2008 compared with the same period last year.

In the medical business, we expect sales of our branded products to grow modestly during the remainder of the fiscal year. However, we are uncertain about future sales volumes of the private-label products that we manufacture for Hill-Rom. As we have previously announced, our exclusive agreement to supply private label products to Hill-Rom expired on May 4, 2008. We are currently continuing to supply products to Hill-Rom as requested on an order-by-order basis, and we expect to continue to do so for the foreseeable future. We are presently involved in discussions with Hill-Rom managers regarding a new supply agreement, but we can give no assurance that a new agreement will be reached. We value our relationship with Hill-Rom and hope to continue as one of the key suppliers for their therapeutic support surfaces and related products.

Sales in the custom products segment were down 23% to $4.3 million in the second quarter of 2008 compared with $5.6 million in the second quarter last year. The majority of the custom products sales decline came from our consumer product lines, which were down 28% to $3.4 million compared with $4.7 million in the year-ago quarter. Consumer sales were affected by lower orders from several national retail customers for traditional style foam overlay product lines. The reduced volume was related to financial difficulties at one customer and the sale of a significant portion of another customer’s business. Last year’s second quarter also included pipeline-fill orders for a new program with one of our retail customers. Sales to our largest consumer customer, Wal-Mart, were down 10% in the second quarter of fiscal 2008 primarily because of their inventory reduction efforts that started in December 2007 and continued through January 2008. Sales to Wal-Mart in February and March returned to their pre-inventory adjustment levels, but lower volume in January during the inventory adjustment period contributed to the quarterly consumer sales decrease.

Sales of custom products for the first half of fiscal 2008 were down 11% to $8.4 million compared with $9.4 million for the first two quarters of fiscal 2007 as a result of the same factors noted above. We expect custom products sales for the remainder of fiscal 2008 to be relatively flat compared with the last half of fiscal 2007 due to anticipated weakness in the retail market, which could affect our consumer sales levels.

Sales of our industrial product lines, which are also part of the custom products segment, increased 5% during the second quarter to $938,000 compared with $897,000 in the second quarter last year due to higher volume with new and existing customers. For fiscal 2008 year to date, industrial sales were up 3% compared with the same period last year.

Gross Profit
Our gross profit increased 7% to $5.5 million in the second quarter of fiscal 2008 compared with $5.2 million in the second quarter last year. Our gross margin for the second quarter increased to 35.2% compared with 31.6% in the same period last year. For the first half of fiscal 2008, our gross margin increased to 34.6% compared with 33.4% in the same period last year. Our gross profit for the first half of fiscal 2008 rose 2% to $10.2 million. The increases in gross profit and gross margin for the second quarter and year-to-date periods were related to a more profitable sales mix, improved direct labor efficiencies and reduced manufacturing overhead expenses. The medical segment typically has a higher gross margin than the custom products segment because many of our medical products are patented and proprietary. We expect the gross margin percentage for the full year of fiscal 2008 to be slightly higher than that of fiscal 2007.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 5% in the second quarter of fiscal 2008 to $2.4 million compared with $2.2 million in the prior year. The increases were largely due to higher commissions in the medical segment related to higher medical sales volume. For the first half of fiscal 2008, selling and marketing expenses were flat at $4.4 million compared with the same period last year. We expect total sales and marketing expenses for fiscal 2008 to be slightly higher than those of fiscal 2007.

Research and development expenses decreased 22% to $162,000 compared with $210,000 in the second quarter of fiscal 2007. The decrease resulted from the completion of a new product development effort in the medical segment that was ongoing in the second quarter last year. Total research and development expenses for the first half of fiscal 2008 increased 1% to $355,000 compared with $353,000 in the first half of fiscal 2007. We expect that total research and development expenses for fiscal 2008 will be higher than those of fiscal 2007.

General and administrative expenses increased by 16% to $888,000 in the second quarter of fiscal 2008 compared with $768,000 in the second quarter last year. General and administrative expenses for the year to date in fiscal 2008 increased 12% to $1.7 million compared with $1.5 million in the first half of last year. The increases in both periods were due to higher property and casualty insurance expense and a reduction in the cash value of corporate-owned life insurance policies related to recent stock market declines. We expect general and administrative expenses for fiscal 2008 to be slightly higher than those of fiscal 2007.

Operating income increased by 8% to $2.1 million in the second quarter from $2.0 million in the same quarter last year primarily due to a more profitable product mix, improved manufacturing efficiencies and reductions in R&D expenses in the medical segment. For the fiscal year to date, total operating income was flat at $3.8 million compared with the same period last year.

Non-Operating Income and Expenses
We incurred net non-operating expense of $6,000 in the second quarter of fiscal 2008 compared with net non-operating income of $83,000 in the second quarter last year. The $89,000 change from income to expense was caused by a reduction in investment income and the addition of interest expense, both of which were related to our $5.00 per share special dividend paid in June 2007. The $13.9 million special dividend was funded by liquidation of our short-term investments and the addition of $5.7 million in long-term debt. As a result, investment and other non-operating income in the second quarter declined by 70% to $25,000, and we incurred interest expense of $31,000 in the second quarter this year. For the first half of fiscal 2008, net non-operating expense was $36,000 compared with net non-operating income of $173,000 in the same period last year. The $209,000 change was caused by a decline in investment and other non-operating income to $45,000 from $173,000 and the addition of $80,000 in interest expense related to the special dividend described above. We expect the quarterly levels of net non-operating expense during the remainder of fiscal 2008 to decrease slightly compared with second quarter amounts.

Net Income and Dividends
Income from continuing operations increased by 5% to $1.4 million, or $0.49 per diluted share, in the second quarter of fiscal 2008 compared with $1.3 million, or $0.47 per diluted share, in the same period last year. For the fiscal year to date in 2008, income from continuing operations declined 3% to $2.47 million, or $0.86 per diluted share, compared with $2.55 million, or $0.91 per diluted share, in the same period last year. The year-to-date decline was caused by the 1% sales decrease and the swing in net non-operating income from income in the first half of fiscal 2007 to expense in the first half of fiscal 2008.

Net income, which includes discontinued operations, increased 17% during the second quarter to a new quarterly record of $1.4 million, or $0.48 per diluted share, compared with $1.2 million, or $0.42 per diluted share, in the same quarter last year. The increase in net income was caused by a reduced loss in the discontinued safety catheter segment to $27,000, or $0.01 per share, in the second quarter of fiscal 2008 compared with a loss of $155,000, or $0.05 per share, in the same quarter last year. Net income for fiscal 2008 year to date increased 10% to $2.4 million, or $0.84 per diluted share, compared with $2.2 million, or $0.78 per diluted share, in the first six months of fiscal 2007. For fiscal 2008 year to date, the loss from discontinued operations was down by 88% to $44,000 (a $.02 loss per diluted share) compared with $354,000 (a $0.13 loss per diluted share after taxes) in the first half of last fiscal year.

During the first six months of fiscal 2008, we paid dividends of $445,000, or 18% of net income. This payment represented two quarterly dividends of $0.08 per share. On April 29, 2008, the board of directors increased the regular quarterly dividend payment by 12.5% to $0.09 per share from the previous level. The first dividend at the new rate will be paid on June 6, 2008 to shareholders of record on May 15, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first six months of fiscal 2008 declined by 1% to $1.79 million compared $1.81 million in the same period last year. The decline in cash flow was caused by an increase in prepaid property and casualty insurance expense and a decrease in accrued and sundry liabilities, which was related to the payment during the second quarter of fiscal 2008 of previously accrued incentive compensation, income taxes and property taxes. Cash provided by operations was used during the first two quarters of fiscal 2008 to repay $1.2 million of long-term debt and to fund dividends of $445,000, capital expenditures of $319,000 and share repurchases of $499,000.

Working capital increased by $535,000, or 7%, to $8.0 million at the end of the second quarter compared with $7.4 million at the end of last fiscal year. The increase was primarily caused by lower balances in accrued and sundry liabilities as described above. The current ratio at quarter end increased to 2.5 from 2.3 at fiscal year end 2007.

Accounts receivable, net of allowances, increased by $721,000, or 10%, to $7.9 million at the end of the second quarter of fiscal 2008 compared with $7.2 million at fiscal year end 2007. The increase was caused by high sales levels during the last month of the second quarter and was partly related to a large order in the medical segment. Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 43.5 days for the year to date in fiscal 2008 compared with 43.2 days for all of fiscal 2007. All of our accounts receivable are unsecured.

Inventories decreased by $466,000, or 12%, to $3.5 million at the end of the second quarter of fiscal 2008 compared with $4.0 million at fiscal year end 2007. The decrease occurred primarily in the categories of medical raw materials and finished goods. Inventory turns for the first half of fiscal 2008 (calculated using annualized cost of goods sold) were 10.2 times compared with 10.6 times for the full fiscal year in 2007. We expect total inventory levels during fiscal 2008 to be lower than those of fiscal 2007.

Net property and equipment increased by $14,000 to $6.6 million at the end of the second quarter of fiscal 2008 as the result of the combination of normal depreciation expense of $305,000 and capital expenditures of $319,000. We expect that capital expenditures during fiscal 2008 will be lower than 2007 levels.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate the risk of foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of March 29, 2008.

Other assets increased $63,000 to $2.5 million compared with $2.4 million at fiscal year end 2007 due to an increase in deposits placed with suppliers.

Our trade accounts payable increased by $371,000, or 17%, to $2.5 million compared with fiscal year end 2007 due to normal monthly fluctuations. Accrued and sundry liabilities decreased by $824,000, or 24%, to $2.7 million compared with fiscal year end 2007 due to reductions in accrued incentive compensation, property taxes and income tax payable.

During the first six months of fiscal 2008, we repaid $1.2 million on our revolving line of credit, reducing the balance to $2.5 million from $3.7 million at fiscal year end 2007. We believe that we were in compliance with all covenants relating to this agreement as of March 29, 2008.

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

In November 2007, we announced a program to repurchase up to 5% (139,000 shares) of our outstanding common stock. From the announcement date of November 28, 2007 through the end of the second quarter, we repurchased 42,737 shares at a total cost of $499,000. We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2008 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor in our operations during fiscal 2008. We are currently experiencing upward pressure on prices for polyurethane foam, our largest volume raw material. The pressure appears to be driven by higher component chemical costs, higher oil prices and overseas demand for chemicals used in foam production. These higher raw material costs could negatively affect our profitability if we are unable to recover the higher costs through sales price increases or cost reduction efforts. The cost of polyurethane foam is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers and Company purchase volumes. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk through the cash value of life insurance. As of March 29, 2008, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the six months ended March 29, 2008, cash value of life insurance decreased by 3%, creating expense of approximately $55,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Using our long-term debt level of $2.5 million at March 29, 2008, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $25,000 per year.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2008, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 29, 2008. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 30, 2007 – February 2, 2008	22,344	11.67	22,344	105,235
February 3, 2008 – March 1, 2008	5,050	12.12	5,050	100,185
March 2, 2008 – March 29, 2008	4,150	11.78	4,150	96,035
Total	31,544	11.76	31,544	96,035

The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock. The program may be suspended or discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders

The information set forth under Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 is incorporated herein by reference.

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

DATE: May 12, 2008