Form 10-Q
period 2008-06-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2008-08-12
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 28, 2008

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 2,760,877 shares as of 08/12/08

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

Span-America Medical Systems, Inc.
Balance Sheets

	June 28,	September 29,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$506,027	$808,864
Accounts receivable, net of allowances of $225,000
(June 28, 2008) and $189,000 (Sept. 29, 2007)	8,135,337	7,195,288
Inventories - Note 2	3,785,703	3,997,585
Deferred income taxes	997,000	997,000
Prepaid expenses	250,506	97,395
Total current assets	13,674,573	13,096,132

Property and equipment, net - Note 3	6,617,666	6,536,842
Goodwill	1,924,131	1,924,131
Other assets - Note 4	2,392,741	2,411,803
	$24,609,111	$23,968,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,498,623	$2,146,138
Accrued and sundry liabilities	2,809,436	3,503,436
Total current liabilities	5,308,059	5,649,574

Long-term debt	2,100,000	3,700,000
Deferred income taxes	38,000	38,000
Deferred compensation	763,123	793,667
Total long-term liabilities	2,901,123	4,531,667

Total liabilities	8,209,182	10,181,241
Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,768,327
(June 28, 2008) and 2,775,444 (Sept. 29, 2007)	1,418,220	1,724,225
Additional paid-in capital	561,427	528,945
Retained earnings	14,420,282	11,534,497
Total shareholders' equity	16,399,929	13,787,667

	$24,609,111	$23,968,908

Note: The Balance Sheet at September 29, 2007 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(Note A)		(Note A)
Net sales	$14,851,973	$15,204,212	$44,286,500	$45,057,356
Cost of goods sold	9,896,585	9,722,999	29,139,894	29,610,138
Gross profit	4,955,388	5,481,213	15,146,606	15,447,218

Selling and marketing expenses	2,255,590	2,300,086	6,608,993	6,637,043
Research and development expenses	148,208	183,089	503,491	535,661
General and administrative expenses	780,095	910,725	2,490,481	2,432,573
	3,183,893	3,393,900	9,602,965	9,605,277

Operating income	1,771,495	2,087,313	5,543,641	5,841,941

Non-operating income / expense:
Investment income and other	4,598	72,852	49,123	245,481
Interest expense	16,318	26,377	96,724	26,377
Net non-operating income (expense)	(11,720)	46,475	(47,601)	219,104

Income from continuing operations before income taxes	1,759,775	2,133,788	5,496,040	6,061,045
Income taxes on continuing operations	598,000	687,000	1,868,000	2,059,000
Income from continuing operations	1,161,775	1,446,788	3,628,040	4,002,045

(Loss) from discontinued operations, net of income taxes	(3,737)	(192,288)	(47,703)	(546,469)

Net income	$1,158,038	$1,254,500	$3,580,337	$3,455,576

Income from continuing operations per common share:
Basic	$0.42	$0.53	$1.31	$1.48
Diluted	0.41	0.50	1.26	1.41

(Loss) from discontinued operations per common share:
Basic	$(0.00)	$(0.07)	$(0.02)	$(0.20)
Diluted	(0.00)	(0.07)	(0.02)	(0.19)

Net income per common share: Note 7
Basic	$0.42	$0.46	$1.29	$1.28
Diluted	0.41	0.43	1.25	1.22

Dividends per common share (Note B)	$0.09	$5.08	$0.25	$5.22

Weighted average shares outstanding:
Basic	2,774,655	2,755,114	2,774,963	2,706,904
Diluted	2,857,568	2,894,041	2,874,061	2,842,179

Note A:	Amounts for the three and nine months ended June 30, 2007 have been reclassified to show the safety catheter segment as a discontinued operation.

Note B:	Dividends for the three and nine months ended June 30, 2007 include a special, one-time dividend of $5.00 per share declared in April 2007 and paid in June 2007.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Operating activities:
Net income	$3,580,337	$3,455,576
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	542,420	779,101
Provision for losses on accounts receivable	63,500	138,841
Gain on sale of property and equipment	(17,500)	(8,645)
Decrease (Increase) in cash value of life insurance	57,035	(119,496)
Deferred compensation	(30,544)	(28,282)
Stock compensation expense	32,482	63,786
Changes in operating assets and liabilities:
Accounts receivable	(1,003,549)	(656,861)
Inventories	211,882	(485,383)
Prepaid expenses and other assets	(79,710)	102,490
Accounts payable and accrued expenses	(333,700)	724,860
Net cash provided by operating activities	3,022,653	3,965,987

Investing activities:
Purchases of marketable securities		(5,095,000)
Proceeds from sale of marketable securities		10,183,580
Purchases of property and equipment	(569,267)	(881,451)
Proceeds from sale of property and equipment	17,500	9,137
Payments for other assets	(54,087)	(55,197)
Net cash (used for) provided by investing activities	(605,854)	4,161,069

Financing activities:
Dividends paid	(694,552)	(14,469,627)
(Repayment) proceeds of long term debt	(1,600,000)	5,700,000
Purchase and retirement of common stock	(638,171)	(35,901)
Common stock issued upon exercise of options	213,087	550,531
Net cash used for financing activities	(2,719,636)	(8,254,997)

(Decrease) in cash and cash equivalents	(302,837)	(127,941)
Cash and cash equivalents at beginning of period	808,864	975,525
Cash and cash equivalents at end of period	$506,027	$847,584

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
June 28, 2008

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. For further information, refer to our Annual Report on Form 10-K for the year ended September 29, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently assessing the impact of SFAS No. 159, which we may adopt at the start of fiscal year 2009.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. We did not grant any options during fiscal 2007 or during the first nine months of fiscal 2008. For options granted in fiscal 2006, we used the following weighted average assumptions: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years.

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

2. INVENTORIES

The components of inventories are as follows:

	June 28, 2008	Sept. 29, 2007
Raw materials	$2,515,782	$2,680,520
Finished goods	1,269,921	1,317,065
	$3,785,703	$3,997,585

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	June 28, 2008	Sept. 29, 2007
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,778,964	6,776,068
Construction in progress		344,975
Machinery and equipment	6,511,007	5,611,931
Furniture and fixtures	486,307	474,037
Automobiles	9,520	9,520
	14,742,214	14,172,947
Less accumulated depreciation	8,124,548	7,636,105
	$6,617,666	$6,536,842

4. OTHER ASSETS

Other assets consist of the following:

	June 28, 2008	Sept. 29, 2007
Patents and trademarks, net of accumulated
amortization of $1,418,286 (June 28, 2008)
and $1,371,809 (Sept. 29, 2007)	$313,725	$306,116
Cash value of life insurance policies	1,863,821	1,920,856
Other	215,195	184,831
	$2,392,741	$2,411,803

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

Changes in our product warranty liability for the nine months ended June 28, 2008 and June 30, 2007 are as follows:

	Nine Months Ended
	June 28, 2008	June 30, 2007
Accrued liability at beginning of period	$332,881	$282,887
Increases in reserve	385,165	201,379
Expenses	(316,325)	(162,653)
Accrued liability at end of period	$401,721	$321,613

6. IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business. As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to completely eliminate the book value of our safety catheter assets, and we are currently engaged in efforts to sell this segment. As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  Accordingly, amounts for the three and nine months ended June 30, 2007 have been reclassified to show the safety catheter segment as a discontinued operation.

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,161,775	$1,446,788	$3,628,040	$4,002,045
(Loss) from discontinued operations, net of income taxes	(3,737)	(192,288)	(47,703)	(546,469)
Net income	$1,158,038	$1,254,500	$3,580,337	$3,455,576

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,774,655	2,755,114	2,774,963	2,706,904
Effect of dilutive securities:
Employee stock options and restricted stock	82,913	138,927	99,098	135,275
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,857,568	2,894,041	2,874,061	2,842,179

Income per share from continuing operations:
Basic	$0.42	$0.53	$1.31	$1.48
Diluted	$0.41	$0.50	$1.26	$1.41

(Loss) per share from discontinued operations,
net of income taxes:
Basic	$(0.00)	$(0.07)	$(0.02)	$(0.20)
Diluted	$(0.00)	$(0.07)	$(0.02)	$(0.19)

Net income per share:
Basic	$0.42	$0.46	$1.29	$1.28
Diluted	$0.41	$0.43	$1.25	$1.22

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net Sales:
Medical	$10,777,927	$11,365,236	$31,821,850	$31,810,299
Custom products	4,074,046	3,838,976	12,464,650	13,247,057
Total	$14,851,973	$15,204,212	$44,286,500	$45,057,356

Operating profit (loss):
Medical	$1,776,955	$2,507,354	$6,040,869	$6,707,575
Custom products	180,225	(238,837)	198,681	(330,861)
Total	1,957,180	2,268,517	6,239,550	6,376,714

Corporate expense	(185,685)	(181,204)	(695,909)	(534,773)
Other (expense) income	(11,720)	46,475	(47,601)	219,104
Income from continuing operations before income taxes	$1,759,775	$2,133,788	$5,496,040	$6,061,045

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

From time to time, Span-America is named as a defendant in various legal actions involving claims arising in the normal course of business. However, we believe that as a result of legal defenses and insurance arrangements, there are no proceedings threatened or pending against us that are likely to have a material adverse effect on our business or financial condition.

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

RESULTS OF OPERATIONS

Overview

Total sales in the third quarter of fiscal 2008 declined 2% to $14.9 million compared with the third quarter last year because of lower sales in our medical segment. Medical sales were down 5% to $10.8 million due mainly to a $1.2 million decline in sales of private label therapeutic support surfaces to Hill-Rom. The decline in medical sales was partially offset by a 6% increase in custom products sales to $4.1 million for the third quarter. The custom products sales growth came from a 5% increase in consumer bedding sales and an 11% increase in industrial sales.

Earnings from continuing operations in the third quarter declined 20% to $1.2 million, or $0.41 per diluted share, because of lower medical sales, higher raw material costs and a less profitable product mix.

We expect sales for the fourth quarter to be slightly higher than those of the third quarter. However, our earnings from continuing operations in the fourth quarter could be adversely affected by increases in our foam raw material costs caused by higher oil prices. We will seek to raise our selling prices to offset raw material cost increases, but there is generally a lag between the time we incur higher costs and our ability to pass the higher costs along to our customers.

Sales and Earnings Summary

Sales for the third quarter declined 2% to $14.9 million compared with $15.2 million in the third quarter last year due to lower sales of medical products. Income from continuing operations for the third quarter fell 20% to $1.2 million, or $0.41 per diluted share, compared with $1.4 million, or $0.50 per diluted share, in the third quarter last year. Net income, which includes discontinued operations, decreased by 8% during the third quarter to $1.2 million, or $0.41 per diluted share, compared with $1.3 million, or $0.43 per diluted share, in the same quarter last year. The decreases in income from continuing operations and net income were primarily the result of lower medical sales, higher raw material costs and a less profitable product mix.

Sales for the first nine months of fiscal 2008 declined 2% to $44.3 million compared with $45.1 million in the same period last year. The year-to-date decline was due to lower sales volume of private label medical products to Hill-Rom and lower sales in the custom products segment. Income from continuing operations for the first nine months of fiscal 2008 declined 9% to $3.6 million, or $1.26 per diluted share, compared with $4.0 million, or $1.41 per diluted share, in the same period last year. Net income (including discontinued operations) rose by 4% during the first nine months of fiscal 2008 to $3.6 million, or $1.25 per diluted share, compared with $3.5 million, or $1.22 per diluted share, in the same period last year. The increase in year-to-date net income was the result of a decline in the loss from our discontinued safety catheter segment to $48,000 in first nine months of fiscal 2008 from $546,000 in the same period last year.

Sales

Third quarter sales in the medical segment declined 5% to $10.8 million compared with $11.4 million in the same quarter last year. Within the medical segment, sales of branded therapeutic support surfaces rose 8% compared with the third quarter of last fiscal year. Product line leaders included Span-America’s Geo-Mattress® all-foam support surfaces and the PressureGuard APM2® alternating pressure support surface. Total therapeutic support surface sales, including branded and private label products, declined 7% during the third quarter to $8.0 million compared with $8.7 million in the third quarter last year. The decline was caused by the $1.2 million drop in sales of private label products to Hill-Rom, which more than offset the increase in sales of branded therapeutic support surfaces. Sales of therapeutic support surfaces accounted for 74% of medical sales in the third quarter of fiscal 2008 compared with 76% of medical sales in the year-ago quarter.

As previously announced, our contract to supply private label therapeutic support surfaces to Hill-Rom expired in May 2008. After the close of the third quarter, we signed a new agreement with Hill-Rom to continue providing them with our patented therapeutic support surfaces on a private label basis. The new agreement establishes pricing through December 31, 2008 and provides Span-America with inventory protection for products supplied to Hill-Rom. The inventory protection terms require Hill-Rom to reimburse Span-America for up to $300,000 of customer-specific inventory under certain conditions. The initial term of the agreement is one year, expiring July 10, 2009. However, it automatically renews for successive one-year periods unless cancelled pursuant to the agreement. Either party may cancel the agreement for any reason with 60 days written notice. The agreement contains no minimum sales volume commitments and no exclusivity provisions for either party. We expect to continue to supply therapeutic support surfaces to Hill-Rom, but since the new agreement contains no volume requirements, we cannot accurately forecast our future sales to Hill-Rom.

Sales of other medical products in the third quarter included a 22% increase in sales of mattress overlays due to higher export sales and a 1% increase in sales of patient positioners. Those sales gains were partially offset by a 1% decline in sales of Selan® skin care products and an 8% decrease in sales of seating products compared with the third quarter of 2007. Medical sales represented 73% of total company sales in the third quarter this year compared with 75% in the third quarter last year. We expect medical sales in the fourth quarter of fiscal 2008 to be slightly higher than in the just completed third quarter.

For fiscal 2008 year to date, medical sales remained level at $31.8 million compared with the same period last year as sales growth from our branded medical products offset declines in our private label products. Sales of therapeutic support surfaces increased 1% in the first nine months of fiscal 2008 compared with the same period last year. Year-to-date sales of medical seating products and patient positioners decreased by 5% and 6%, respectively. Sales of medical overlays were up 4%, and Selan sales remained level for the first nine months of fiscal 2008 compared with the same period last year.

Sales in the custom products segment rose 6% to $4.1 million in the third quarter of 2008 compared with $3.8 million in the third quarter last year. Consumer bedding sales performance benefited from a 22% increase in sales of fusion mattress overlays to Wal-Mart and an almost doubling in consumer pillow sales. Earlier in the fiscal year, Wal-Mart added a twin-size fusion mattress overlay to its product offering and increased the number of stores carrying the fusion product line. In addition, pillow sales were up in the third quarter due to a new sales program with Wal-Mart. Sales growth in this segment was partially offset by consumer bedding business lost following the bankruptcy filing of Linens ‘n Things and the loss of another consumer customer following its acquisition by a third party.

Sales of custom products for the first nine months of fiscal 2008 were down 6% to $12.5 million compared with $13.2 million for the first three quarters of fiscal 2007 as a result of the same factors noted above. We expect custom products sales for the remainder of fiscal 2008 to be higher than third quarter levels due to back-to-school seasonal promotions.

Sales of our industrial product lines, which are also part of the custom products segment, increased 11% during the third quarter to $1.0 million compared with $930,000 in the third quarter last year due to higher volume with certain new and existing customers. For fiscal 2008 year to date, industrial sales were up 6% to $2.8 million compared with the same period last year.

Gross Profit

Gross profit declined 10% to $5.0 million in the third quarter of fiscal 2008 compared with $5.5 million in the third quarter last year. Gross margin for the third quarter decreased to 33.4% compared with 36.1% in the same period last year. The declines in gross profit and gross margin in the third quarter were caused by lower medical sales volume, higher raw material costs and a less profitable product mix as sales in the lower-margin custom products segment grew while higher-margin medical sales declined. Manufacturing labor costs for the third quarter declined both in dollars and as a percent of sales due to improved manufacturing efficiencies. However, the lower labor costs were offset by the factors described above.

For the first nine months of fiscal 2008, gross profit declined 2% to $15.1 million and gross margin decreased slightly to 34.2% compared with 34.3% in the same period last year. The year-to-date declines in gross profit and gross margin were caused by the same factors discussed above. We expect the gross margin for the full year of fiscal 2008 to be lower than that of fiscal 2007.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased 2% in the third quarter of fiscal 2008 to $2.3 million. The decrease was due primarily to lower incentive compensation expense. For the first nine months of fiscal 2008, selling and marketing expenses were flat at $6.6 million compared with the same period last year. We expect total sales and marketing expenses for fiscal 2008 to be similar to those of fiscal 2007.

Research and development expenses decreased 19% to $148,000 compared with $183,000 in the third quarter of fiscal 2007. The decline in R&D expenses was caused by the completion of a product development project late in fiscal 2007. R& D costs are expected to fluctuate from quarter to quarter, depending on the nature of the development projects being pursued. Total research and development expenses for the first nine months of fiscal 2008 decreased 6% to $503,000 compared with $536,000 in the first nine months of fiscal 2007. We expect that total R&D expenses for fiscal 2008 will be lower than those of fiscal 2007.

Administrative expenses decreased by 14% to $780,000 in the third quarter of fiscal 2008 compared with $911,000 in the third quarter last year. For the year to date in fiscal 2008, administrative expenses increased 2% to $2.5 million compared with $2.4 million in the first nine months of last year. The decrease in administrative expenses for the quarter resulted from lower bad debt and incentive compensation expenses which were partially offset by a reduction in the cash value of corporate-owned life insurance policies related to recent stock market declines. These same factors impacted the year-to-date comparison but were further affected by an increase in property and casualty insurance expense, which resulted in the 2% increase in administrative expenses for the nine-month period. We expect general and administrative expenses for fiscal 2008 to be slightly higher than those of fiscal 2007.

Operating income in the third quarter declined 15% to $1.8 million from $2.1 million in the same quarter last year. For the fiscal year to date, total operating income declined 5% to $5.5 million compared with $5.8 million in the same period last year. The operating profit declines in the third quarter and year-to-date periods were caused by lower sales volume of private label medical products and by higher raw material costs.

Non-Operating Income and Expenses

We incurred net non-operating expense of $12,000 in the third quarter of fiscal 2008 compared with net non-operating income of $46,000 in the third quarter last year. The $58,000 change from income to expense was caused by a reduction in investment income, which was related to our $5.00 per share special dividend paid in June 2007. The $13.9 million special dividend was funded by liquidation of our short-term investments and the addition of $5.7 million in long-term debt. As a result, investment and other non-operating income in the third quarter declined by 94% to $5,000. Interest expense for the third quarter of fiscal 2008 declined 38% to $16,000 from $26,000 in the third quarter last year due to lower average interest rates and a lower average borrowing level.

For the first nine months of fiscal 2008, net non-operating expense was $48,000 compared with net non-operating income of $219,000 in the same period last year. The $267,000 change was caused by a decline in investment and other non-operating income from $245,000 in the year-to-date period last fiscal year to $49,000 in the same period this year. In addition, interest expense for the year to date period increased from $26,000 last year to $97,000 this year because the dividend-related debt was incurred late in the third quarter of last fiscal year. We expect the quarterly level of net non-operating expense for the fourth quarter of fiscal 2008 to decrease slightly compared with third quarter amounts.

Net Income and Dividends

Income from continuing operations decreased by 20% to $1.2 million, or $0.41 per diluted share, in the third quarter of fiscal 2008 compared with $1.4 million, or $0.50 per diluted share, in the same period last year. For fiscal year 2008 to date, income from continuing operations declined 9% to $3.6 million, or $1.26 per diluted share, compared with $4.0 million, or $1.41 per diluted share, in the same period last year. The declines in both periods were caused primarily by lower sales of private label medical products, higher raw material costs and a less profitable product mix.

Net income, which includes discontinued operations, decreased 8% during the third quarter to $1.2 million, or $0.41 per diluted share, compared with $1.3 million, or $0.43 per diluted share, in the same quarter last year primarily for the same reasons described above. For the year to date in fiscal 2008, net income increased 4% to $3.6 million, or $1.25 per diluted share, compared with $3.5 million, or $1.22 per diluted share, in the first nine months of fiscal 2007. The year-to-date increase in net income was caused by a reduction in the loss from the discontinued safety catheter segment to $48,000, or $0.02 per share, from a loss of $546,000, or $0.19 per share, in the same period last year.

In last year’s fourth fiscal quarter, Span-America reported a net loss of $582,000, or $0.21 per share. The loss included a non-cash, after-tax impairment charge of $1.9 million, or $0.67 per share, related to the exit and proposed sale of our safety catheter business. We do not expect a comparable charge in the fourth quarter of fiscal 2008. Excluding the impairment charge, 2007 fourth quarter net income would have been $1.3 million, or $0.46 per share. The fourth quarter fiscal 2007 impairment charge was unusual, non-recurring and non-cash. We consider the non-GAAP quarterly net income and net income per share useful (both to management and, we believe, to investors), to compare the fiscal 2007 and fiscal 2008 performance of the two segments of our business that continued in fiscal 2008 - the medical and custom products segments.

During the first nine months of fiscal 2008, we paid dividends of $695,000, or 19% of net income. This payment represented two quarterly dividends of $0.08 per share and one quarterly dividend of $0.09 per share. On April 29, 2008, the board of directors increased the regular quarterly dividend payment by 12.5% to $0.09 per share from the previous level. We expect to continue to pay quarterly dividends of $0.09 per share for the foreseeable future. However, the board of directors may change or eliminate the quarterly dividend in its discretion at any time.

In April 2007, the board of directors declared a special, one-time dividend of $5.00 per share to be paid in addition to the Company’s regular quarterly dividends. The special dividend was paid in June 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first nine months of fiscal 2008 declined by 24% to $3.02 million compared to $3.97 million in the same period last year. The decline in cash flow was caused by an increase in accounts receivable and a decrease in accrued and sundry liabilities, which was related to the payment during the second quarter of fiscal 2008 of previously accrued incentive compensation, income taxes and property taxes. Cash provided by operations was used during the first three quarters of fiscal 2008 to repay $1.6 million of long-term debt and to fund dividends of $695,000, capital expenditures of $569,000 and share repurchases of $638,000.

Working capital increased by $920,000, or 12%, to $8.4 million at the end of the third quarter compared with $7.4 million at the end of last fiscal year. The increase was primarily caused by lower balances in accrued and sundry liabilities as described above. The current ratio at quarter end increased to 2.6 from 2.3 at fiscal year end 2007.

Accounts receivable, net of allowances, increased by $940,000, or 13%, to $8.1 million at the end of the third quarter of fiscal 2008 compared with $7.2 million at fiscal year end 2007. The increase was caused by slower payment from two medical customers, which temporarily increased the accounts receivable balance at quarter end. Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 44.9 days for the year to date in fiscal 2008 compared with 43.2 days for the full fiscal year in 2007. All of our accounts receivable are unsecured.

Inventories decreased by $212,000, or 5%, to $3.8 million at the end of the third quarter of fiscal 2008 compared with $4.0 million at fiscal year end 2007. The decrease occurred primarily in the categories of medical raw materials and finished goods. Inventory turns for the first nine months of fiscal 2008 (calculated using annualized cost of goods sold) were 10.0 times compared with 10.6 times for the full fiscal year in 2007. We expect total inventory levels at fiscal year end 2008 to be similar to levels at June 28, 2008.

Net property and equipment increased by $81,000 to $6.6 million at the end of the third quarter of fiscal 2008 compared with fiscal year end 2007 as the result of the combination of depreciation expense of $488,000 and capital expenditures of $569,000. We expect that capital expenditures during fiscal 2008 will be lower than 2007 levels.

From time to time, we purchase forward contracts for foreign currency to lock in exchange rates for future payments on manufacturing equipment that we have ordered. The foreign exchange contracts are used to eliminate the risk of foreign currency fluctuations during the 6-9 month period between the time the order is placed and the final payment date upon delivery of the equipment. Realized gains and losses, if any, are included in the cost of the related equipment. Unrealized gains and losses on open contracts are not material to our results of operations or financial condition. We held no forward contracts on foreign currency as of June 28, 2008.

Other assets remained level at $2.4 million compared with fiscal year end 2007.

Our trade accounts payable increased by $352,000, or 16%, to $2.5 million compared with $2.1 million at fiscal year end 2007 due to normal monthly fluctuations. Accrued and sundry liabilities decreased by $694,000, or 20%, to $2.8 million compared with $3.5 million at fiscal year end 2007 due to reductions in accrued incentive compensation, property taxes and income tax payable.

During the first nine months of fiscal 2008, we repaid $1.6 million on our revolving line of credit, reducing the balance to $2.1 million from $3.7 million at fiscal year end 2007. We believe that we were in compliance with all covenants relating to this agreement as of June 28, 2008.

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

In November 2007, we announced a program to repurchase up to 5% (139,000 shares) of our outstanding common stock. From the announcement date of November 28, 2007 through the end of the third quarter, we repurchased 55,011 shares at a total cost of $638,000. We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during the remainder of fiscal 2008 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor in our operations during the fourth quarter of fiscal 2008. We are currently experiencing upward pressure on prices for polyurethane foam, our largest volume raw material. The pressure appears to be driven by higher component chemical costs, higher oil prices and overseas demand for chemicals used in foam production. These higher raw material costs could negatively affect our profitability if we are unable to recover the higher costs through sales price increases or cost reduction efforts. The cost of polyurethane foam is indirectly influenced by oil prices. However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers and Company purchase volumes. Consequently, it is difficult for us to accurately predict future changes in foam raw material costs.

Our earnings from continuing operations in the fourth quarter could be adversely affected by higher foam costs. We will seek to raise our selling prices to offset higher raw material costs, but there is generally a lag between the time we incur higher costs and our ability to pass the higher costs along to our customers. We expect our gross margin in the fourth quarter to be slightly less than third quarter levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk through the cash value of life insurance. As of June 28, 2008, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the nine months ended June 28, 2008, cash value of life insurance decreased by 3%, creating expense of approximately $57,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Using our long-term debt level of $2.1 million at June 28, 2008, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $21,000 per year.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2008, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 28, 2008. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
March 30, 2008 - May 3, 2008	5,746	10.47	5,746	90,289
May 4, 2008 - May 31, 2008	1,000	12.04	1,000	89,289
June 1, 2008 - June 28, 2008	5,528	12.03	5,528	83,761
Total	12,274	11.30	12,274	83,761

The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock. The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases. See the description of these restrictions under Part I - Item 2 - Management’s Discussion and Financial Analysis - Liquidity and Capital Resources, which description is incorporated herein by reference.

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

DATE: August 11, 2008