Form 10-K
period 2008-09-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2008-12-23
CIK 718924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒           Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 27, 2008 or

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

Common stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,928,972.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 17, 2008 was 2,734,500.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 12, 2009 are incorporated by reference into Part III.

PART I

Item 1.  Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company” or “Span-America”).  These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations.  These forward-looking statements therefore involve numerous risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties in our business.  Such risks include, but are not limited to, the “Risk Factors” described in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings.  We disclaim any obligation to update any forward-looking statement whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970.  We manufacture and distribute a variety of polyurethane and other foam products for the medical, consumer and industrial markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners and later expanded our product lines to include foam mattress overlays for the wound care market primarily in acute care hospitals.  Wound care products aid in the treatment or prevention of pressure ulcers and diabetic ulcers, commonly known as bedsores.  In the late 1970s we also began producing foam products for industrial applications.  In 1985, we introduced the patented Geo-Matt® therapeutic mattress overlay in the health care market, which became one of our leading products.  About the same time, we began selling convoluted foam mattress overlay products to consumer bedding retailers throughout the United States.

We entered the replacement mattress segment of the medical market in 1992 through the acquisition of Healthflex, Inc., which included the PressureGuard® II therapeutic support surface.  We have since significantly expanded the PressureGuard product line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell directly and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the Unites States and Canada.

In July 2002, we acquired certain assets of Vadus, Inc., which included patents and equipment related to the design and production of the Secure I.V.® line of short peripheral intravenous catheters.  The product line was in the development stage at the time of the acquisition, and we completed the development of the product and initially launched Secure I.V. in 2004.  However, we were unable to generate sufficient sales volume in the safety catheter segment to make it a viable business.  Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets.  As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets.  We are currently engaged in efforts to sell this part of our business.  However, our efforts to date have been unsuccessful.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers.  We are actively seeking to develop or acquire new products in this market segment.  We also seek to further develop consumer and industrial applications of our medical products.

Our products are distributed in the United States and to a lesser degree in several foreign countries.  Total export sales during fiscal 2008 were approximately $3.3 million or 5.6% of total net sales.  The majority of our export sales occurred in Canada.  See Note 17 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report.

We maintain a website at http://www.spanamerica.com.  Our reports and other filings made with the SEC are available free of charge on the website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Industry Segment Data

Please see Note 17 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales.

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered therapeutic support surfaces), patient positioners, seating products and Selan® skin care products.  We market these products to all health care settings, including acute care hospitals, long-term care facilities, and home health care providers, primarily in North America.  Sales of medical products represented 72% of total net sales in fiscal 2008, 71% of total net sales in fiscal 2007 and 71% of total net sales in fiscal 2006.

Mattress Overlays.  Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay.  Our mattress overlays disperse body heat, increase air circulation beneath the patient, and reduce moisture build-up in order to prevent the development of pressure ulcers and promote healing.  Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the localized pressure that causes ulcers.  The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 6% of total net sales in fiscal 2008.  These products are designed to provide patients with greater comfort and to assist in treating patients who have or are susceptible to developing pressure ulcers.  Span-America's overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex therapeutic support surfaces.  The mattress overlays are designed for single patient use.

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

In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces.  In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales.  The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped.  A second line extension, the Geo-Mattress Atlas®, was added in December 2000 to address the needs of patients with obesity.

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

In addition to the non-powered, static PressureGuard Renew®, we also offer the PressureGuard CFT®.  This model incorporates patented design principles of constant force technology.  The PressureGuard CFT is unique in that it is a dynamic support surface that rivals very expensive powered surfaces in effectiveness, yet it requires no power source of any kind.  The CFT represented our second largest medical product in terms of 2008 sales.

Span-America’s powered therapeutic support surfaces constitute the remaining models in the PressureGuard Series.  In November 1993, we received Food and Drug Administration (“FDA”) 510(k) marketing approval for the PressureGuard IV therapeutic support surface.  Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient.  The system was designed to automatically sense the patient’s weight and position, and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours.  The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features.  Of particular note is a pendant-operated, microprocessor-controlled motion system, which is built into the support surface rather than being suspended from the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure mattress.  The APM is targeted primarily at the long-term care and home care markets.  In 2000, we added a more feature-rich version of this mattress called the PressureGuard APM2.  The APM2 products were further upgraded with new features in 2003, such as the addition of the Deluxe control unit.  The APM2 gives caregivers the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel.  In fiscal 2008, the APM2 was our largest medical product line as measured by sales.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss mattresses.  The Easy Air incorporates several patented design innovations, which we believe allow it to overcome common performance compromises inherent in competitive low-air-loss products.  Additionally, the Easy Air was independently documented (see Ostomy/Wound Management, January 2003, Volume 49, Issue 1, pp. 32-42) to outperform all leading competitors at that time in controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

We sell all of the powered products in the PressureGuard Series to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market.  We also sell the PressureGuard products in the acute care market, although the volume there is much less than in the long-term care and home care markets.

In fiscal 2004, we began working with Hill-Rom Company, Inc. (now Hill-Rom Holdings, Inc. (NYSE:HRC)) to develop a private-label version of our PressureGuard CFT mattress to be sold under the Hill-Rom name primarily to acute care hospitals.  Hill-Rom, formerly a division of Hillenbrand Industries, is a major supplier of hospital beds and various other types of patient care equipment.  Since the initial work in 2004, we expanded the private label CFT line to include several other therapeutic mattresses with additional features designed to meet Hill-Rom’s needs.  The PressureGuard CFT support surfaces became our fastest growing product line in fiscal years 2006 and 2007.  Our original supply agreement with Hill-Rom expired in May 2008.  We signed a new agreement in July 2008, which contains no minimum purchase quantities or exclusivity provisions.  The new agreement will expire in July 2009 but is automatically renewed unless either party provides 60 days cancellation notice.  Since the expiration of the original agreement, Hill-Rom has added several products to compete with our CFT mattress.  As a result, we expect sales to Hill-Rom in fiscal 2009 to be lower than they were in fiscal 2008.  See “Major Customers” on page 9.  We also manufacture private-label mattresses for other customers, depending on market conditions and customer interest.

Therapeutic support surfaces and related products made up approximately 54% of total Company net sales in fiscal 2008, 54% in fiscal 2007, and 52% in fiscal 2006.

Patient Positioners.  Our specialty line of patient positioners is sold primarily under the trademark Span-Aids®.  Span-Aids accounted for approximately 7% of our total net sales in fiscal 2008.  This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation.  Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition.  The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture.  Span-Aids are intended for single-patient use throughout a patient's entire treatment program.  Among the Span-Aids products that we presently market are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.  We sell patient positioners primarily to hospitals and long-term care facilities through several national medical products distributors.

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

Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions.  Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour® cushion, the Equalizer®, and the EZ-Dish®.  The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base.  Like the Isch-Dish, the Equalizer is included among seating products covered for reimbursement by the Medicare system.  This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists.  The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients.  The Geo-Wave® Cushion assists with positioning and pressure reduction for patients using specialty recliners and Geri-chairs.  The Short-Wave® seat and back cushion reduces shear and assists with patient positioning in standard wheelchairs.

Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions.  The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients.  The Geo-Matt and Geo-Matt PRT cushions incorporate our proprietary Geo-Matt anti-shearing surface.

Seating products accounted for approximately 4% of total net sales in fiscal 2008.

Skin Care Products.  We also market the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company.  The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are primarily sold in long-term care and acute care settings.  The license agreement with PJ Noyes will expire in 2011.  Sales of skin care products accounted for approximately 2% of our total net sales in fiscal 2008.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes.  Our largest medical customer in fiscal 2008 was Hill-Rom Company, for whom we manufacture therapeutic support surfaces that incorporate Span-America’s patented features and are sold under the Hill-Rom name.  Sales to Hill-Rom during fiscal 2008 made up approximately 17% of net sales in the medical segment.  We also sell our branded medical products to several medical products distributors who resell our products to acute care hospitals and long-term care facilities throughout North America.  Sales to our four largest medical distributors made up approximately 52% of net sales in the medical segment during fiscal 2008.  We believe our relationships with these distributors are good.  However, the loss of any one of these customers could have a material adverse effect on our business.  See Item 1A. “Risk Factors” below for more information on our relationships with large customers.

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

Our industrial product line consists of specially designed foam products used in a variety of markets, including the water sports equipment, automotive, photographic film, durable goods and electronics industries.  Our largest industrial customers manufacture kayaks, cars and specialty packaging products.  The majority of our industrial products are made to order according to customer specifications.  We currently have one full-time sales representative and several manufacturers’ representatives selling our industrial foam fabrication capabilities primarily in the southeastern United States.

Custom products represented approximately 28% of our total net sales in fiscal 2008, compared with 29% in fiscal 2007 and 29% in fiscal 2006.  In fiscal 2008, approximately 71% of our total custom products sales were distributed through Louisville Bedding Company.  The loss of this relationship would have a material adverse effect on our business.  Sales of consumer bedding products within the custom products segment represented 22% of total Company net sales in fiscal 2008, 23% in fiscal 2007 and 22% in fiscal 2006.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters.  The acquired assets consisted primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter.  However, we were unable to generate sufficient sales volume in the safety catheter segment to make it a viable business.  Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets.  As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets.  We are currently engaged in efforts to sell this part of our business.  The losses, net of income taxes, for the discontinued safety catheter segment were $50,000 in 2008, $2.6 million in 2007 (including an impairment charge of $1.9 million, after tax) and $724,000 in 2006.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2008	2007	2006
Medical	$657,000	$724,000	$520,000
Custom products	-	-	2,000
Total R& D - Operating	657,000	724,000	522,000

Discontinued Operations - Safety catheters	-	83,000	112,000
Total R&D expense	$657,000	$807,000	$634,000

We expect research and development costs in fiscal 2009 to be higher than those of fiscal 2008 as a result of new product development efforts in the medical segment.

Competition

Medical.  In the medical market segment, we face significant competition for sales of our foam mattress overlays.  Competition within the overlay market is primarily based on price and delivery for convoluted foam overlays.  For therapeutic overlays, including Geo-Matt, competition is based on price, product performance, quality and delivery.  However, the largest single source of competition for our mattress overlay products is from full-function therapeutic support surfaces designed and manufactured either by us or our competitors.  Sales of overlays have generally declined since the 1990s as customers began to replace single-patient-use overlays with full function mattresses that incorporated the pressure relieving features of overlays.  Competition with respect to our Span-Aids patient positioners is primarily based on price.  However, a secondary source of competition for patient positioners results from alternative methods, such as the use of pillows and other devices to position patients.

We believe that Span-America is one of the largest nationwide suppliers of therapeutic mattress overlays and patient positioners to the U.S. health care market.  Our primary competitors in the overlay and positioner markets are Sunrise Medical, Inc. and Covidien (formerly Tyco Healthcare).

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

The market for therapeutic support surfaces developed principally during the 1990s.  Competitors include The Encompass Group, Gaymar Industries, Inc., Hill-Rom Holdings, Inc., Kinetic Concepts, Inc., Invacare Corporation, Sunrise Medical, Inc., Direct Supply, Inc. and Medline Industries, Inc.  These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell directly to hospitals, distributors, and long-term care facilities nationwide.

Many of our competitors in the health care segment are larger and have greater resources than Span-America.  We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, and customer responsiveness.

Custom Products.  In the custom products segment, we have encountered significant competition for our mattress pad and pillow products.  The competition is principally based on price, which is largely determined by foam density and thickness.  However, competition also exists due to variations in product design and packaging.  There are presently a number of companies with the manufacturing capability to produce similar bedding products.  Our primary competitors in this market are Sleep Innovations, Inc. (currently operating under Chapter 11), E.R. Carpenter Company and Zinus, Inc., all of which are larger and have greater resources than we do.  We also have a number of competitors in the market for our industrial products, including SCA Packaging North America (formerly Tuscarora, Inc.) and UFP Technologies, Inc.  These competitors are larger and have greater resources than we do.  The competition for industrial foam products is largely based on price.  In many instances, however, design, product quality and delivery capabilities are also important.  We believe our competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, foam manufacturing and fabrication capabilities, low cost manufacturing processes, and customer responsiveness.

Within the last few years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China.  Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products.  It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam.  Visco foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate.  Because visco foam is more difficult to cut and shape than traditional foam, it is more difficult for us to differentiate our products from those of our competitors.  Consequently, the visco mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs.  In addition, since visco foam is significantly more expensive and more dense than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products into the U.S. market.  This is generally because retail prices of visco foam products are significantly higher than comparable traditional foam products, which generates much higher revenue per square foot of retail shelf space and lowers shipping costs as a percent of sales value.

Major Customers

We have an agreement with Louisville Bedding Company to distribute our consumer foam products.  Sales to Louisville Bedding during fiscal 2008 made up approximately 20% of our total net sales and approximately 71% of sales in the custom products segment.

In the medical segment, sales to two additional customers with whom we have business relationships to re-sell certain of our medical products exceeded 10% of our total net sales.  Sales to Hill-Rom, for whom we manufacture private label therapeutic support surfaces, made up approximately 12% of total net sales and approximately 17% of net sales in the medical segment during fiscal 2008.  Sales to one of our distributors, McKesson Medical Surgical, during fiscal 2008 made up approximately 11% of total net sales and approximately 15% of net sales in the medical products segment.

Our exclusive agreement to supply Hill-Rom Holdings, Inc. with private label support surfaces expired on May 4, 2008.  In July 2008, we signed a new agreement with Hill-Rom to continue providing it with our patented therapeutic support surfaces on a private label basis.  The new agreement establishes pricing through December 31, 2008 and provides Span-America with inventory protection for products supplied to Hill-Rom.    The inventory protection terms require Hill-Rom to reimburse Span-America for up to $300,000 of customer-specific inventory under certain conditions.  The initial term of the agreement is one year, expiring July 10, 2009.  However, it automatically renews for successive one-year periods unless cancelled pursuant to the agreement.  Either party may cancel the agreement for any reason with 60 days written notice.  The agreement contains no minimum sales volume commitments and no exclusivity provisions for either party.  We expect to continue to supply therapeutic support surfaces to Hill-Rom, but since the new agreement contains no volume requirements, we cannot accurately forecast our future sales to Hill-Rom.  Our expectation for fiscal 2009 is that Hill-Rom sales will decline from fiscal 2008 levels.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 16 – Major Customers and Note 17 – Operations and Industry Segments in the Notes to Financial Statements below for more information on major customers.  The loss of any of these major customers would have a material adverse effect on our business.

Seasonal Trends

Some seasonality can be identified in certain of our medical and consumer foam products.  However, the fluctuations have minimal effect on our operations because of offsetting trends among these product lines.  We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

We hold 34 United States patents and 8 foreign patents relating to various components of our patient positioners, mattress overlays, and therapeutic support surfaces for the medical segment.  We have also filed additional patent applications.  We believe that these patents are important to our business.  However, while we have a number of products covered by patents, there are competitive alternatives available, which are not covered by these patents.  Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products.  The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 5 years with additional patents pending.  The PressureGuard patents have remaining lives ranging from 6 to 10 years with additional patents pending.  The Span-Aids patents have remaining lives ranging from less than a year to 7 years.

As previously noted, in July 2002, we acquired assets related to the Secure I.V.® catheter product line of Vadus, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters.  The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and 9 foreign patents, all of which are owned by Span-America.  The Secure I.V. patents have remaining terms ranging from 4 to 13 years.  The mark “Secure I.V.” is also Span-America’s registered trademark.  We have also filed additional patent applications.  If we are successful in our efforts to sell the Secure I.V. business, we expect that the purchaser will acquire the related patents and trademarks.

We hold 37 federally registered trademarks and 18 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish in the medical and consumer segments.  Other federal registration applications are presently pending.  We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

Raw Materials and Backlog

Polyurethane foam and nylon/vinyl mattress covers and tubes account for approximately 80% of our raw materials.  In addition, we use corrugated shipping containers, polyethylene plastic packaging material and hook-and-loop fasteners.  We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on price increases for polyurethane foam.

As of September 27, 2008, we had unshipped orders of approximately $1.2 million, which represents a 4% decrease compared to our backlog of $1.3 million at fiscal year end 2007.  We expect to fill all orders in the current backlog in the 2009 fiscal year.

Employees

We had 253 full-time employees as of September 27, 2008.  Of these employees, six were officers, 18 were management personnel, 23 were administrative and clerical personnel, 27 were sales personnel, and 179 were manufacturing employees.  We are not a party to any collective bargaining agreement and have never experienced an interruption or curtailment of operations due to labor controversy.  We believe that our relations with our employees are good.

Supervision and Regulation

The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medical devices, including our products.  These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports.  In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities.  We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from the Greenville, South Carolina plant.  These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000.  ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties.  Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there.  All of our powered medical therapeutic support surfaces are considered Class II medical devices.  The certification is subject to reassessment at six-month intervals.  We have maintained our certification based on the results of ISO audits conducted during fiscal year 2008.

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

Our exclusive agreement to supply Hill-Rom with private label therapeutic support surfaces expired in May 2008.  Hill-Rom was our largest customer in the medical segment in fiscal 2008 with sales of approximately $7.0 million.  We expect to continue to supply products to Hill-Rom under the terms of a new, one-year agreement signed in July 2008.  The new agreement automatically renews for successive one-year periods unless it is cancelled by either party with 60 days written notice.  The new agreement contains no minimum sales volume commitments and no exclusivity provisions for either party.  At this time due to lack of information from Hill-Rom regarding its expected demand for our products, we are unable to accurately forecast future sales to Hill-Rom.  However, we estimate that our sales to Hill-Rom in fiscal 2009 will be lower than they were in fiscal 2008.  In addition, we expect that growth in sales of our branded medical products could at least partially offset possible declines in sales to Hill-Rom.  However, we can give no assurance to that effect.

For more information on major customers and information on our business segments, see the discussions under “Major Customers,” Note 16 – Major Customers and Note 17 – Operations and Industry Segments in the Notes to Financial Statements, Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” and Item 1. “Business – Industry Segment Data – Custom Products.”

The current weakness in the U.S. economy and associated problems in the credit markets could cause our sales to decline, which in turn could have a negative effect on our earnings.  Our fastest growing products during the last five years have been our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces.  Sales of these support surfaces represented 54% of our total net sales in fiscal 2008.  These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies.  We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables.  Consequently, sales of our support surfaces are likely to be more sensitive to general economic weakness than other medical product lines in our business.  Also, tight conditions in credit markets could make it more difficult for our customers to obtain financing for capital expenditures, which could slow sales particularly within our support surface product lines.

In addition, our industrial products are sold primarily to the water sports, automotive and packaging industries, as well as various other manufacturers.  Our industrial business has historically been more affected by general economic trends than other Span-America product lines.  Therefore an economic downturn would likely have a greater effect on sales of industrial products than on other product lines in our business.

Since many of our operating costs are fixed within a reasonable range of sales and production activity, sales declines could result in proportionally greater declines in earnings performance.  We would attempt to reduce expenses in response to lower sales levels, but we cannot give assurance that we would be able to fully offset the effect of a rapid decline in sales volume.

Our medical business could lose sales volume or could have a lower sales growth rate as a result of government reimbursement changes in the medical market.  A number of our medical products are eligible for reimbursement by Medicare.  We receive no direct reimbursements from Medicare, but our customers often submit reimbursement requests to Medicare.  For example, we sell therapeutic support surfaces to home health care dealers who in turn rent these products to patients.  Medicare reimburses the dealers for some or all of the patient’s rental cost.  If Medicare reimbursement rates are reduced, the demand for our medical products that are covered by Medicare could also be reduced, depending on the size of the rate reduction.  Medicare has announced a reimbursement rate cut beginning in January 2009 that will affect certain products and services offered by durable medical equipment (DME) dealers.  Although our products will not be directly affected by these rate cuts, the reimbursement reductions will likely put downward pressure on DME dealer profitability, which could indirectly affect demand for our products.

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases or expense reductions.  The cost of polyurethane foam represented approximately 42% of our total cost of goods sold in fiscal 2008.  An increase in foam raw material costs that we are not able to offset through sales price increases or expense reductions could have a significant negative effect on our profitability.  Besides polyurethane foam, our other major raw material categories include nylon mattress covers, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated boxes.  Raw materials are our single largest cost category in the business, representing approximately 74% of our total cost of goods sold in fiscal 2008.  Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or expense reductions.

Our sales volume could decline as a result of competition from low-cost foreign imports.  Within the last two years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports.  In the medical segment, the number of low-cost, imported mattress products has increased in the last two years, but it has not yet had a significant impact on our medical business.  We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products.  Also, our customers, who are generally national retailers, are more likely to change suppliers to buy lower-cost products.  Therefore, we could lose significant sales volume in our consumer bedding business and smaller parts of our medical sales volume if we are unable to compete effectively with low-cost imports.

Certain of our medical products are classified as medical devices and are regulated by the FDA.  These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various types of reports.  In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities.  Although we believe that we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet the regulatory requirements.

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

We also lease 15,000 square feet of warehouse space in Salt Lake City, Utah for use as a distribution center for our medical products.  We lease this facility on a month-by-month basis at a rate of $6,750 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of our 2008 fiscal year.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
June 29, 2008- Aug. 2, 2008	7,050	11.63	7,050	76,711
Aug. 3, 2008 – Aug. 30, 2008	400	12.88	400	76,311
Aug. 31, 2008 – Sept. 27, 2008	1,800	12.37	1,800	74,511
Total	9,250	11.82	9,250	74,511

The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN.  As of September 27, 2008, there were 2,759,077 common shares outstanding.  As of December 17, 2008, there were 194 shareholders of record and approximately 1,400 beneficial shareholders.  The closing price of Span-America's stock on December 17, 2008 was $10.09 per share.

Selected quarterly stock price data is shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2008
High	$18.75	$13.39	$13.52	$13.50	$18.75
Low	9.88	10.17	10.17	10.60	9.88

For Fiscal 2007
High	$14.79	$16.99	$29.04	$30.95	$30.95
Low	12.90	14.19	15.51	14.03	12.90

The Company has paid a regular quarterly cash dividend since January 1990.  In July 2006, the Board increased the quarterly dividend to $0.06 per share from $0.045 per share.  In February 2007, the Board increased the quarterly dividend to $0.08 per share from $0.06 per share.  In April 2007, the Board declared a special cash dividend of $5.00 per share payable on June 6, 2007 to all shareholders of record on May 23, 2007.  In April 2008, the Board increased the quarterly dividend to $0.09 per share from $0.08 per share.  The Company expects to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time.  Future dividend payments will depend upon the Company’s earnings and liquidity position.  See the discussion of our revolving bank credit facility in Note 8 Borrowings in the Notes to Financial Statements for a description of restrictions on our ability to pay dividends, which description is incorporated herein by reference.

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

The following graph sets forth the performance of the Company’s Common Stock for the five-year period from September 27, 2003, through September 27, 2008, compared to the Russell MicroCap Index and a peer group index.  The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of September 27, 2008.  The companies included in the peer group index are shown below.  All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SPAN-AMERICA MEDICAL SYSTEMS, INC.,
THE RUSSELL MICROCAP INDEX
 AND A PEER GROUP

Assumes $100 invested on September 27, 2003.
Assumes dividends reinvested.  Fiscal year ending September 27, 2008.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842
at September 27, 2008

Antares Pharma, Inc.	ATS Medical, Inc.	Biocoral, Inc.
Chad Therapeutics, Inc.	Cytori Therapeutics, Inc.	Emergency Filtration Products, Inc.
Exactech, Inc.	Hansen Medical, Inc.	Hill-Rom Holdings, Inc.
Integra Lifesciences Holdings	Invacare Corp.	Lakeland Industries, Inc.
Langer, Inc.	Medical Action Industries	Medical Solutions Management, Inc.
Mine Safety Appliances Co.	Miracor Diagnostics, Inc.	Orthologic Corp.
Point Blank Solutions, Inc.	Quantum MRI, Inc.	RTI Biologics, Inc.
Sharps Compliance Corp.	Sonic Innovations, Inc.	Stryker Corp.
Symmetry Medical, Inc.	Synovis Life Technologies	Theragenics Corp.
Wright Medical Group, Inc.	Zimmer Holdings, Inc.

Item 6.  Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.
Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2008	2007	2006	2005	2004
For the year:		(1)	(1)	(1)	(1)
Net sales	$59,265	$60,544	$51,436	$48,433	$49,870
Gross profit	20,395	20,951	16,438	15,304	12,833
Operating income	7,518	8,128	5,093	4,633	2,993
Income from continuing operations	4,919	5,505	3,779	3,408	2,446
Net income	4,869	2,874	3,055	2,439	1,985
Cash flow from operations	5,250	6,294	2,497	2,589	2,812
Capital expenditures for continuing operations	692	1,009	1,071	2,375	388

Per share:
Income from continuing operations:
Basic	$1.77	$2.02	$1.43	$1.31	$0.95
Diluted	1.71	1.92	1.36	1.24	0.90
Net income:
Basic	$1.76	$1.06	$1.15	$0.94	$0.77
Diluted	1.70	1.00	1.10	0.89	0.73
Cash dividends declared	0.34	5.30	0.195	0.565	0.145

(1)	As restated to show the safety catheter segment as a discontinued operation. See Note 11 in Notes to Financial Statements.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2008	2007	2006	2005	2004
		(1)	(1)	(1)	(1)
At end of year:
Working capital	8,048	7,447	13,338	10,638	11,623
Property and equipment - net	6,569	6,537	6,137	5,812	3,656
Total assets	24,113	23,838	31,012	28,666	27,098
Long term debt	700	3,700
Shareholders' equity	17,332	13,788	24,517	21,561	20,419
Book value per share	6.28	4.97	9.22	8.26	7.88
Number of employees from continuing operations	253	317	287	291	301

Key ratios:
Return on net sales (2)	8.2%	4.7%	5.9%	5.0%	4.0%
Return on average shareholders' equity (2)	31.3%	15.0%	13.3%	11.6%	10.2%
Return on average total assets (2)	20.3%	10.5%	10.2%	8.7%	7.7%
Current ratio	2.5	2.3	3.8	3.0	3.3

(1)	As restated to show the safety catheter segment as a discontinued operation. See Note 11 in Notes to Financial Statements.
(2)	These "Return" ratios are calculated using net income as shown above, which includes losses from discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Span-America’s operations are divided into two primary business units or segments: medical and custom products.  Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments.  In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids®, Isch-Dish®, and Selan® products.  In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market.  Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company.  We sell the industrial product line directly to our customers.  Prior to fiscal year 2008, we had a third business unit involving the development, manufacture and sale of safety catheters.  In October 2007, we decided to exit the safety catheter business because we had not been able to generate sufficient sales volume to make the segment a viable business.  Consequently, we recorded a $2.9 million impairment charge in fiscal 2007 to eliminate the book value of the safety catheter assets.  Revenues and expenses related to the safety catheter business in fiscal year 2008 are shown in our financial statements as a discontinued operation.

Results of operations for fiscal years 2007 and 2006 have been restated to show the safety catheter segment as a discontinued operation.

RESULTS OF OPERATIONS FISCAL 2008 VS. 2007

Summary
Total sales in fiscal 2008 declined 2% to $59.3 million compared with $60.5 million in fiscal 2007 because of lower sales volume in both our medical and custom products segments.  Medical sales were down 2% to $42.5 million due mainly to a decline in sales of private label therapeutic support surfaces.  Custom products sales for fiscal 2008 decreased 3% to $16.8 million due to lower sales of consumer bedding products compared with fiscal year 2007.

Income from continuing operations declined 11% in fiscal 2008 to $4.9 million, or $1.71 per diluted share, because of lower sales levels, higher raw material costs in the medical segment, a slight increase in selling expenses and a decline in non-operating income.

Net income, which includes results from the discontinued safety catheter segment, was up 69% in fiscal 2008 to $4.9 million, or $1.70 per diluted share.  The increase in fiscal 2008 net income was caused by our exit from the safety catheter segment in early fiscal 2008 and the resulting decrease in losses from the now discontinued operation.

Sales
Total sales in our core medical business declined 2% to $42.5 million in fiscal 2008 compared with $43.2 million in fiscal 2007.  The decline in medical sales was caused mostly by lower volume of private-label therapeutic support surfaces manufactured for Hill-Rom.  Sales to Hill-Rom declined by $2.7 million in fiscal 2008.  See below for further discussion of our Hill-Rom relationship.  Sales of therapeutic support surfaces, including private label and branded products, declined by 2% during fiscal 2008.  Therapeutic support surfaces, or mattresses, are our largest medical product line, making up 75% of our medical segment sales in both fiscal 2008 and fiscal 2007.  We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada.  Excluding sales to Hill-Rom, sales of our therapeutic support surfaces were up 8% in fiscal 2008, reflecting solid growth in our branded mattress products.  Growth leaders among our branded support surfaces included the PressureGuard APM2 alternating pressure mattress and the Geo-Mattress line of all-foam support surfaces.  We had mixed results in sales of our other medical product lines during fiscal 2008.  Sales of our Span-Aids patient positioners declined by 4% due mostly to lower export business.  Sales of mattress overlays increased 3%, Selan skin care sales rose 4% and sales of seating products declined 1% during fiscal 2008.  Medical sales accounted for 72% of total net sales in fiscal year 2008 compared with 71% in fiscal 2007.

We expect medical sales for fiscal 2009 to be affected by the expiration in May 2008 of our previous manufacturing agreement with Hill-Rom.  Hill-Rom was our largest medical customer in fiscal 2008, representing sales of approximately $7.0 million, which made up 17% of medical sales and 12% of total Company sales.  We signed a new agreement with Hill-Rom in July 2008 to continue providing it with therapeutic support surfaces on a private label basis.  The new agreement establishes pricing through December 31, 2008, and provides us with protection against inventory obsolescence for products supplied to Hill-Rom.  The initial term of the agreement is one year, expiring July 10, 2009, but it will automatically renew for successive one-year periods.  Either party may cancel the agreement for any reason with 60 days written notice.  The agreement contains no minimum sales volume commitments and no exclusivity provisions for either party.  Hill-Rom has expanded the number of competing products it offers in this category.  Consequently, we expect our sales to Hill-Rom in fiscal 2009 to be lower than they were in fiscal 2008.  However, since we do not receive sales forecasts from Hill-Rom, we cannot accurately predict future sales to Hill-Rom.

We remain optimistic about the growth prospects for the branded products in our medical business in fiscal 2009 and beyond.  We expect steady growth in our branded medical business during fiscal 2009, which should at least partially offset anticipated declines in sales to Hill-Rom; however, there can be no assurance to this effect.  We plan to expand our sales and marketing efforts to distribute our therapeutic support surfaces in the acute care market in fiscal 2009.  In addition, we plan to continue our new-product development efforts, which have contributed significantly to our past sales growth.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market.  Sales in the custom products segment declined 3% during fiscal 2008 to $16.8 million from $17.3 million in fiscal 2007.  The entire decline occurred in the consumer part of the custom products segment, where sales were down 5% to $13.0 million compared with $13.7 million in fiscal 2007.  The consumer sales decrease was caused mostly by the loss of one customer due to bankruptcy and loss of another due to an acquisition by a competitor.  This lost business was partially offset by an increase in sales of consumer mattress overlays and pillows to Wal-Mart, our largest customer in the custom products segment.  All of our consumer products are sold through our marketing and distribution partner, Louisville Bedding Company.  We expect consumer sales in fiscal 2009 to be higher than they were in fiscal 2008.

In the other part of the custom products segment, industrial sales increased 5% in fiscal 2008 to $3.8 million compared with $3.6 million in fiscal 2007.  The growth in industrial sales came from a combination of new and existing customers primarily in the automotive and water sports markets.  We believe industrial sales in fiscal 2009 will be slightly lower than those of fiscal 2008 due to the current weakness in the U. S. economy.

Gross Profit
Our gross profit decreased by 3% during fiscal 2008 to $20.4 million compared with $21.0 million in fiscal 2007.  Gross margin declined slightly to 34.4% for fiscal 2008 from 34.6% in fiscal 2007.  The decreases in gross profit and gross margin were caused by lower sales volume in the medical and custom products segments and higher raw material costs in the medical segment.  The increase in medical material cost was affected by higher foam costs and an increase in warranty expense related to performance problems with two electronic components within our therapeutic support surface product lines.  The problems were resolved in the fourth quarter of fiscal 2008.  See Note 7 in the Notes to Financial Statements for more information on warranty expense.

We implemented several lean manufacturing techniques during fiscal 2008, which improved our labor usage and efficiency, particularly in the custom products segment.  As a result, our number of employees declined and labor costs declined both in absolute dollars and as a percentage of sales.  The decline in labor costs partially offset higher raw material costs during the year.  Manufacturing overhead expenses remained level in fiscal years 2008 and 2007.  We expect our gross margin during fiscal 2009 to be similar to that of fiscal 2008.  However, our 2009 gross profit and margin performance will depend heavily on sales volume, product mix and raw material costs.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 1% to $9.0 million and 15.2% of net sales in fiscal 2008 compared with $8.9 million and 14.7% of net sales in fiscal 2007.  The increase occurred in the medical segment and was mostly in the categories of sales commissions, evaluation samples and shipping costs.  Those expenses increased even though sales declined because we mostly replaced declining private-label sales, which have no commission and shipping costs, with increasing branded product sales, which carry standard commission and shipping costs.  We will likely see this trend continue in fiscal 2009.  Consequently, we believe that total selling and marketing expenses for fiscal 2009 will increase over 2008 levels.

Total research and development expenses declined 9% to $657,000 in fiscal 2008 compared with $724,000 in fiscal 2007.  Almost all of our research and development expenses are incurred in the medical segment and are related to the development of new products, new features of existing products and design improvements.  The expense decline in fiscal 2008 was caused by the completion of product development projects in fiscal 2008 that were ongoing in fiscal 2007 and by lower incentive compensation expense.  R&D expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.  We expect total R&D expenses in fiscal 2009 to be higher than those of fiscal 2008.

Administrative expenses increased 1% to $3.23 million in fiscal 2008 from $3.21 million in fiscal 2007.  The expense increase was caused mainly by a decline in the cash value of corporate-owned life insurance.  A decrease in the cash value of life insurance is shown as an administrative expense, while an increase is shown as a reduction in administrative expenses.  Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below and Notes 5 and 9 in the Notes to Financial Statements for additional information on the cash value of life insurance.  The increase in administrative expenses also reflected higher cost for property and casualty insurance.  These expense increases were mostly offset by a decline in incentive compensation expense in fiscal 2008.  We expect administrative expenses for fiscal 2009 to be slightly higher than they were in fiscal 2008.

Operating Income
In the medical segment, operating income for fiscal 2008 declined by 17% to $7.6 million compared with $9.1 million in fiscal 2007.  The decrease was caused by lower medical sales volume, higher raw material costs and higher medical selling expenses in fiscal 2008 compared with last fiscal year.

The custom products segment showed a significant improvement in operating income, which rose to $801,000 in fiscal 2008 compared with an operating loss of $267,000 in fiscal 2007.  The increase in custom products operating income was caused by across-the-board expense reductions in that segment as well as an increase in industrial sales volume.  Within the custom products segment, we achieved cost reductions during the year in the categories of raw materials, labor and manufacturing overhead as a result of ongoing efforts to improve material usage and yields and to increase manufacturing efficiencies.  We also adopted lean manufacturing techniques to reduce the number of employees required to meet production requirements.

Operating income for the total Company declined 7% in fiscal 2008 to $7.5 million compared with $8.1 million in fiscal 2007.  As discussed above, the decline in medical operating income was greater than the improvement in custom products operating income.

Non-Operating Income
Investment income declined by 82% to $51,000 in fiscal 2008 compared with $277,000 in fiscal 2007.   The decrease was caused by a significant reduction in the level of short-term investments, which in turn was related to our $5.00 per share special dividend paid in June 2007.  The $13.9 million special dividend was funded by liquidation of our short-term investments and the addition of $5.7 million in long-term debt during fiscal 2007.  We expect investment income for fiscal 2009 to be similar to the fiscal 2008 level.

Interest Expense
Interest expense in fiscal 2008 increased 5% to $108,000 compared with $103,000 in fiscal 2007.  The increase was caused by a higher average balance of long-term debt in fiscal 2008 compared with 2007.  Since the addition of long-term debt took place in June 2007 as described above, the debt was outstanding for only four months during fiscal year 2007.  Although we steadily reduced the debt level during fiscal 2008, the average balance was higher in fiscal 2008 than in 2007.  See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility.

Income from Continuing Operations, Net Income and Dividends
Income from continuing operations in fiscal 2008 declined 11% to $4.9 million, or $1.71 per diluted share, compared with $5.5 million, or $1.92 per diluted share, in fiscal 2007.  The decrease was caused by lower medical and custom products sales volume, higher raw material costs in the medical segment, higher medical selling expenses and lower investment income in fiscal 2008 compared with fiscal 2007.

Net income, which includes results from the discontinued safety catheter segment, increased 69% in fiscal 2008 to $4.9 million, or $1.70 per diluted share, compared with $2.9 million, or $1.00 per diluted share, in fiscal 2007.  The increase in net income was the result of discontinuing the safety catheter segment, which reduced our after-tax loss from discontinued operations to $50,000 in fiscal 2008 from $2.6 million in fiscal 2007.

During fiscal 2008, we paid dividends of $943,000, or 19% of net income for the year.  This amount consisted of two quarterly dividends of $0.08 per share and two quarterly dividends of $0.09 per share.  In April 2008, the board of directors increased our quarterly dividend by 12.5%, from $0.08 to $0.09 per share.

RESULTS OF OPERATIONS FISCAL 2007 VS. 2006

Summary
Results of operations for fiscal years 2007 and 2006 have been restated to show revenues and expenses of the safety catheter segment as a discontinued operation.

Net sales in fiscal 2007 increased 18% to $60.5 million compared with $51.4 million in fiscal 2006.  The sales increase was the result of higher sales volumes in both the medical and custom products segments.  Medical sales increased 18% to $43.2 million.  Sales in the custom products segment rose by 17% to $17.3 million.

Income from continuing operations in fiscal 2007 increased 46% to $5.5 million, or $1.92 per diluted share, compared with $3.8 million, or $1.36 per diluted share, in fiscal 2006.  The increase was due mostly to higher sales volume.  However, improved manufacturing efficiencies, a more profitable product mix and slower rates of growth in operating expenses also contributed to the increase in earnings from continuing operations.

Net income, which includes results from the discontinued safety catheter segment, declined 6% in fiscal 2007 to $2.9 million, or $1.00 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in fiscal 2006.  The decrease in net income was caused by a larger loss from discontinued operations in fiscal year 2007 compared with 2006.  The 2007 loss from discontinued operations includes a non-cash, after-tax impairment charge of $1.9 million, or $0.67 per share, related to the exit and proposed sale of our safety catheter business.

Sales
Total sales in the medical business grew 18% to $43.2 million in fiscal 2007 compared with $36.7 million in fiscal 2006.  Sales of therapeutic support surfaces (our largest medical product line) rose 21% in fiscal 2007 to $32.6 million and represented 75% of total medical sales.  We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada.  Medical sales accounted for 71% of total net sales in each of fiscal years 2007 and 2006.  Product line growth leaders within the therapeutic support surface group were the PressureGuard CFT, which includes private label products manufactured for Hill-Rom, the Geo-Mattress line of all-foam support surfaces and the PressureGuard Easy Air low-air-loss support surfaces.  In other medical product lines, sales of wheelchair seating products increased by 23%, patient positioners were up by 7% and overlays and Selan skin care products each rose by 2%.

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

Gross Profit
Our gross profit increased by 27% during fiscal 2007 to $21.0 million compared with $16.4 million in fiscal 2006.  Gross margin rose to 34.6% for fiscal 2007 from 32.0% in fiscal 2006.  The increase in gross profit level was due to higher sales volumes and lower manufacturing costs as a percent of sales.  The reduction in manufacturing costs as a percent of sales was due to improved production efficiencies, cost savings from various process improvement projects, and from closing our California manufacturing plant and replacing it with a distribution center in Utah.  We also benefitted from the relative stability of raw material costs during fiscal 2007.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 10% to $8.9 million, but declined to 14.7% of net sales in fiscal 2007 compared with $8.1 million and 15.7% of net sales million in fiscal 2006.  Most of the dollar increase occurred in the medical segment and was due to costs related to our new distribution center in Utah and higher commissions and shipping expenses related to higher medical sales volumes.

Total research and development expenses increased 39% to $724,000 in fiscal 2007 compared with $522,000 in fiscal 2006.  A large majority of our R&D expenses from continuing operations are incurred by the medical segment.  The expense increase in fiscal 2007 compared with 2006 is related to an increase in new product development efforts in the medical segment during fiscal 2007.

Administrative expenses increased 17% to $3.2 million in fiscal 2007 from $2.8 million in fiscal 2006.  The increase was mainly the result of higher incentive compensation, professional fees and bad debt expense during fiscal 2007.

Operating Income
Operating income in the medical segment rose 33% in fiscal 2007 to $9.1 million compared with $6.8 million in fiscal 2006.  The increase was caused by higher medical sales volume, improved manufacturing efficiencies, a more profitable sales mix within the medical segment and comparatively slower growth rates in medical segment operating expenses.

The custom products segment showed an operating loss in fiscal 2007.  However, the loss decreased 75% to $267,000 ($0.06 per diluted share after taxes) compared with $1.1 million ($0.26 per diluted share after taxes) in fiscal 2006.  The decrease in the custom products operating loss was primarily caused by the increase in sales volume of consumer bedding products and improved manufacturing efficiencies.  The custom products segment is allocated a portion of our total manufacturing overhead and administrative expenses.  Since these allocated expenses are largely fixed within a reasonable range of sales volume, a sales decline within the segment can result in a proportionally larger decline in segment operating income.  However, we believe that the custom products segment makes a positive contribution to our earnings because it absorbs overhead and administrative expenses that would otherwise be reallocated to the medical segment if we exited the custom products business.  If that occurred and nothing else changed, the medical segment and the total Company would be less profitable.

Operating income for the total Company rose 60% to $8.1 million compared with $5.1 million in fiscal 2006 for the reasons described above.

Non-Operating Income
Investment and other income declined by 10% in fiscal 2007 to $277,000 compared with $308,000 in fiscal 2006.  The decline was caused by a lower gain on the sale of assets in fiscal 2007 compared with fiscal 2006.  The gain on the sale of assets in fiscal 2007 was $9,000, down 91% from $99,000 in fiscal 2006.

Investment income in fiscal 2007 increased 28% to $261,000 compared with $204,000 in fiscal 2006.  The increase was due to higher interest rates and slightly higher average balances of marketable securities during fiscal 2007 compared with fiscal 2006.

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

Interest Expense
Fiscal 2007 results included $103,000 in interest expense incurred from the addition of $5.7 million in debt to partially fund the $5.00 per share special dividend paid on June 6, 2007.  No comparable interest expense was incurred in fiscal 2006.  See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility.

Income from Continuing Operations, Net Income and Dividends
Income from continuing operations rose 46% in fiscal 2007 to $5.5 million, or $1.92 per diluted share, compared with $3.8 million, or $1.36 per diluted share, in fiscal 2006.  The increase in earnings was due to higher sales volume, improved manufacturing efficiencies, a more profitable product mix and slower rates of growth in operating expenses.

Net income declined 6% in fiscal 2007 to $2.9 million, or $1.00 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in fiscal 2006.  The decrease in net income was caused by an increase in the loss from discontinued operations in fiscal year 2007 compared with 2006.  The loss from the discontinued safety catheter segment increased 263% from $724,000 in fiscal 2006 to $2.6 million in fiscal 2007.  The 2007 loss from discontinued operations of $2.6 million includes a non-cash, after-tax impairment charge of $1.9 million, or $0.67 per share, related to the exit and proposed sale of our safety catheter business.

During fiscal 2007, we paid dividends of approximately $14.7 million, or 511% of net income, for the year.  This amount consisted of a special dividend of $5.00 per share, one quarterly dividend of $0.06 per share and three quarterly dividends of $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES
We generated cash from operations of $5.3 million during fiscal 2008, which was down 17% compared with record cash flow of $6.3 million in fiscal 2007.  The major positive factors affecting cash flow from operations in fiscal 2008 were decreases in our deferred tax asset and inventory levels compared with increases in those two line items in fiscal 2007.  The main factors causing a reduction in operating cash flow during fiscal 2008 were a decrease in accounts payable and accrued expenses, a decrease in earnings as adjusted for the non-cash impairment charge in fiscal 2007 and an increase in accounts receivable during the year.  The balance sheet components of these changes are described below.

The main uses of cash provided by operations in fiscal 2008 were repayment of $3.0 million of long-term debt, payment of dividends of $943,000, stock repurchases of $748,000 and equipment purchases of $692,000.

Working capital increased by $602,000, or 8%, to $8.0 million during fiscal 2008.  The increase in working capital was primarily caused by a higher balance in accounts receivable and a decrease in accrued and sundry liabilities.  In addition, our current ratio increased to 2.5 at fiscal year-end 2008 from 2.3 at fiscal year-end 2007.

Accounts receivable, net of allowances, increased 10% to $7.8 million at the end of fiscal 2008 compared with $7.1 million at the end of fiscal 2007.  The increase was the result of a slower average collection time for accounts receivable during fiscal 2008 compared with fiscal 2007.  The days sales outstanding (or average collection time), calculated using a 12-month average for accounts receivable balances, increased to 46 days in 2008 compared with 43 days in 2007.  The longer collection time is due to normal month-to-month fluctuations in the timing of payments received and a slight shift in the mix of medical sales toward slower paying customers due to a decline in sales of private-label medical products.  All of our accounts receivable are unsecured.

Inventory, net of reserves, decreased by $7,000 to $4.0 million at fiscal year-end 2008 compared with fiscal year-end 2007.  The slight change was the result of normal fluctuations in inventory levels.  The most significant changes, which were largely offsetting, were a decrease in medical finished goods inventory and increases in consumer and industrial raw materials inventory.  Inventory turns from continuing operations decreased slightly to 9.7 times in fiscal 2008 compared with 10.6 times in fiscal 2007.  We expect inventory levels in fiscal 2009 to be similar to 2008 fiscal year-end levels.

Our deferred income tax asset decreased 31% during fiscal 2008 to $683,000 from $997,000 due mostly to a decrease in accrued incentive compensation and, to a lesser extent, a decrease in the non-deductible inventory reserve.  The decline in accrued incentive compensation was caused by a decrease in management bonuses in fiscal 2008 compared with fiscal 2007.

 Prepaid expenses decreased 47% to $52,000 during fiscal 2008 from $97,000 at the end of fiscal 2007.  The decrease was the result of normal monthly fluctuations in prepaid accounts.

Net property and equipment increased by $32,000, less than 1%, during fiscal 2008.  The change resulted from the combination of $656,000 in depreciation expense offset by capital expenditures of $692,000.  We expect capital expenditures in fiscal 2009 to be lower than those of fiscal 2008.

Other assets decreased by 5% to $2.3 million during fiscal 2008 compared with $2.4 million at fiscal year end 2007 due to decreases in cash value of life insurance and deposits placed with suppliers.  The decrease in cash value of life insurance was related to stock market declines during fiscal 2008.  See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below for more information about the cash value of life insurance.

Our trade accounts payable increased by 18% in fiscal 2008 to $2.5 million due mostly to an increase in raw material purchases in September 2008.  Accrued and sundry liabilities declined by 18% during the year to $2.8 million compared with $3.4 million last year.  The decrease was caused by declines in accruals for incentive compensation, income taxes and payroll taxes.

During fiscal 2007, we entered into a $10 million revolving credit agreement with a bank to partially fund the $5.00 per share special dividend paid on June 6, 2007 and other corporate needs.  We initially borrowed $5.7 million to fund the dividend.  We repaid $2.0 million during fiscal 2007 and another $3.0 million during fiscal 2008, leaving a balance of $700,000 outstanding at fiscal year-end 2008.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The margin in effect during fiscal 2008 was 85 basis points.  The interest rate, including the margin, at September 27, 2008 was 3.34%.  Interest-only payments are required monthly.  The agreement includes financial covenants relating to tangible net worth and leverage ratios.  The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures (see below).  Violation of loan covenants could result in acceleration of the term of the agreement.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the agreement.  We believe that we were in compliance with the loan covenants as of September 27, 2008.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2009 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS
We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commercial commitments at September 27, 2008 and the future periods in which such obligations are expected to be settled in cash.  For additional information regarding these obligations, see the referenced footnotes in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit agreement	$700			$700
Purchase obligations - Note 19	1,250	$625	$625
Deferred compensation - Note 9	866	114	227	227	$298
Total contractual obligations	$2,816	$739	$852	$927	$298

IMPACT OF INFLATION AND COST OF RAW MATERIALS
Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in fiscal 2009.  We experienced increases in most of our raw material and other operating costs during fiscal year 2008.  We were able to partially offset these higher costs through sales price increases in fiscal 2008, efficiency improvements and other expense reduction efforts.  However, we can give no assurance that we will be able to offset future cost increases, which could negatively affect our profitability.

The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Recent declines in oil prices and a weakening economy have created expectations for potential decreases in raw material costs, but we have not seen any decreases to date.  It is difficult to predict the impact that possible future raw material cost decreases might have on our profitability.  The effect of deflation in raw material costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market.  Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.  We currently expect that neither inflation nor deflation will have a significant impact on our operations in fiscal 2009.

CRITICAL ACCOUNTING POLICIES
This discussion and analysis of financial condition and results of operations is based on our financial statements that we prepare in conformity with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

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

Allowance for Doubtful Accounts
Credit evaluations are undertaken to set credit limits for all customers.  We regularly evaluate past due items in our accounts receivable listing and provide what we estimate to be adequate reserves for doubtful accounts.  Customer financial conditions may change and increase the risk of non-collectibility and may require additional provisions, which would negatively impact our operating results.  As of September 27, 2008, our provision for doubtful accounts represented approximately 2.9% of total accounts receivable, or $235,000.  This compares with $189,000, or 2.6% of total accounts receivable at fiscal year-end 2007.

Inventories
We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimated forecast of product demand and production.  Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.  As of September 27, 2008, our provision for excess and obsolete inventory represented approximately 5.2% of total inventories, or $221,000.  This compares with $199,000, or 4.7% of total inventories at fiscal year-end 2007.

Warranty Obligations
We warrant certain of our products for specific periods of time against manufacturing or performance defects.  We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized.  The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts.  The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs.  Actual warranty cost could differ from the estimated amounts.  On a quarterly basis, we review the accrued balances and update the historical warranty cost trends.  If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.  Our actual warranty expense was approximately $438,000 in fiscal 2008, $222,000 in fiscal 2007 and $185,000 in fiscal 2006.  See Notes 6 and 7 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill
As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit.  For fiscal year end 2008, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required.  In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results.  As of September 27, 2008, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets
“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value.  As required by SFAS No. 144, we evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized.  Accordingly, we recorded an impairment charge of $2.9 million in September of 2007 which eliminated 100% of the book value of the safety catheter assets.  We have attempted to sell the assets related to the safety catheter business, but our efforts so far have been unsuccessful.  Proceeds from a future sale of these assets, if any, will be recorded as a gain on the disposition of assets from discontinued operations.  (See Notes 11 and 17 in the Notes to Financial Statements.)

Present Value of Deferred Compensation
We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 9 “Deferred Compensation” in the Notes to Financial Statements.  This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $1.8 million at September 27, 2008.  See Item 7A below and Notes 5 and 9 in the Notes to Financial Statements for more information on deferred compensation and the cash value of life insurance.  We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife.  In calculating this present value we estimated an effective long-term interest rate of 8%.  If actual long-term interest rates declined significantly and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results.  As of September 27, 2008, we had recorded a deferred compensation liability of approximately $866,000, including current and long-term portions.  If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $45,000 and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk because our other assets at September 27, 2008 included $1.8 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  See “Present Value of Deferred Compensation” above.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the fiscal year ended September 27, 2008, cash value of life insurance decreased by 4%, creating after-tax expense of approximately $92,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  The current margin is 85 basis points.  Interest is payable monthly.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility.  The degree of impact would vary depending on the level of the borrowings.  Using our level of long-term debt at September 27, 2008 of $700,000, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $7,000 per year.

Item 8.  Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Financial Statements

September 27, 2008

Contents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of September 27, 2008 and September 29, 2007 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended September 27, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of September 27, 2008 and September 29, 2007 and the results of its operations and its cash flows for each of the years in the three year period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Span-America Medical Systems, Inc.’s internal control over financial reporting as of September 27, 2008 and, accordingly, we do not express an opinion thereon.

/s/  ELLIOTT DAVIS, LLC

Greenville, South Carolina
December 18, 2008

Statements of Income

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
		(Restated)	(Restated)

Net sales	$59,265,265	$60,543,829	$51,436,160
Cost of goods sold	38,869,911	39,592,675	34,998,074
Gross profit	20,395,354	20,951,154	16,438,086

Selling and marketing expenses	8,988,657	8,893,608	8,073,547
Research and development expenses	657,369	724,331	521,794
General and administrative expenses	3,230,854	3,205,273	2,750,152
	12,876,880	12,823,212	11,345,493

Operating income	7,518,474	8,127,942	5,092,593

Non-operating income and expense:
Investment income and other	50,755	276,852	307,706
Royalty income			246,627
Interest expense	108,465	103,152
Net non-operating (expense) income	(57,710)	173,700	554,333

Income from continuing operations before income taxes	7,460,764	8,301,642	5,646,926
Income taxes on continuing operations - Note 12	2,542,000	2,797,000	1,868,000
Income from continuing operations	4,918,764	5,504,642	3,778,926

(Loss) from discontinued operations, net of income tax benefit of
$25,000 (2008), $1,337,000 (2007) and $358,000 (2006)	(49,915)	(2,630,703)	(724,115)

Net income	$4,868,849	$2,873,939	$3,054,811

Earnings per share of common stock - Note 13
Income from continuing operations:
Basic	$1.77	$2.02	$1.43
Diluted	$1.71	$1.92	$1.36

(Loss) from discontinued operations:
Basic	$(0.02)	$(0.97)	$(0.27)
Diluted	n/a	n/a	n/a

Net income:
Basic	$1.76	$1.06	$1.15
Diluted	$1.70	$1.00	$1.10

Dividends per share of common stock	$0.340	$5.300	$0.195

Weighted average shares outstanding:
Basic	2,771,754	2,723,942	2,648,635
Diluted	2,868,494	2,864,820	2,771,924

The accompanying notes are an integral part of these financial statements.

Balance Sheets

	September 27,	September 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$833,714	$808,864
Accounts receivable, net of allowances of $235,000 (2008) and $189,000 (2007)	7,771,366	7,064,438
Inventories - Note 2	3,990,999	3,997,585
Deferred income taxes - Note 12	683,000	997,000
Prepaid expenses	51,964	97,395
Total current assets	13,331,043	12,965,282

Property and equipment, net - Note 3	6,569,091	6,536,842
Goodwill - Note 4	1,924,131	1,924,131
Other assets - Note 5	2,288,589	2,411,803
	$24,112,854	$23,838,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,528,934	$2,146,138
Accrued and sundry liabilities - Note 6	2,753,771	3,372,586
Total current liabilities	5,282,705	5,518,724

Long-term debt - Note 8	700,000	3,700,000
Deferred income taxes - Note 12	45,000	38,000
Deferred compensation - Note 9	752,684	793,667
Total long-term liabilities	1,497,684	4,531,667

Total liabilities	6,780,389	10,050,391

Commitments and contingencies - Notes 18 and 19

Shareholders' equity - Notes 10 and 13 Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,759,077 (2008) and 2,775,444 (2007)	1,308,847	1,724,225
Additional paid-in capital	563,304	528,945
Retained earnings	15,460,314	11,534,497
Total shareholders' equity	17,332,465	13,787,667

	$24,112,854	$23,838,058

 The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity and Comprehensive Income

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at October 1, 2005	2,611,768	$707,016	$41,882	$20,814,191	$(1,712)	$21,561,377

Net income for the 2006 fiscal year				3,054,811		3,054,811
Unrealized loss on securities available for sale					(1,783)	(1,783)
Comprehensive income						3,053,028
Common stock issued to Directors	8,500	113,730				113,730
Common stock issued on
exercise of stock options	40,077	211,372				211,372
Tax benefits for stock options exercised			47,872			47,872
Stock option compensation expense			46,860			46,860
Cash dividends paid or declared ($0.195 per share)				(516,781)		(516,781)
Balance at September 30, 2006	2,660,345	1,032,118	136,614	23,352,221	(3,495)	24,517,458

Net income for the 2007 fiscal year				2,873,939		2,873,939
Reclassification adjustment from sale of securities					3,495	3,495
Comprehensive income						2,877,434
Common stock issued to Directors	8,500	132,090				132,090
Common stock issued on exercise of stock options	109,109	595,917				595,917
Tax benefits for stock options exercised			314,371			314,371
Stock repurchase	(2,510)	(35,900)				(35,900)
Stock option compensation expense			77,960			77,960
Cash dividends paid or declared ($5.30 per share)				(14,691,663)		(14,691,663)
Balance at September 29, 2007	2,775,444	1,724,225	528,945	11,534,497	-	13,787,667

Net income for the 2008 fiscal year				4,868,849		4,868,849
Common stock issued to Directors	8,500	111,265				111,265
Common stock issued on exercise of stock options	39,394	220,901				220,901
Stock repurchase	(64,261)	(747,544)				(747,544)
Stock option compensation expense			34,359			34,359
Cash dividends paid or declared ($0.34 per share)				(943,032)		(943,032)
Balance at September 27, 2008	2,759,077	$1,308,847	$563,304	$15,460,314	$-	$17,332,465

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$4,868,849	$2,873,939	$3,054,811
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge		2,878,803
Depreciation	656,075	891,872	814,210
Amortization	73,282	137,841	128,971
Provision for losses on accounts receivable	75,500	99,841	47,762
Provision for deferred income taxes	321,000	(962,629)	(39,128)
Realized loss on securities available for sale		3,595
Gain on sale and disposal of property and equipment	(13,781)	(8,644)	(99,378)
Decrease (Increase) in cash value of life insurance	82,987	(138,199)	(102,955)
Deferred compensation	(40,983)	(37,947)	(35,136)
Stock compensation expense	34,359	77,960	46,860
Changes in operating assets and liabilities:
Accounts receivable	(782,428)	(267,767)	176,341
Inventories	6,586	(435,896)	(1,136,996)
Prepaid expenses and other assets	197,243	345,596	(65,976)
Accounts payable and accrued expenses	(228,205)	835,530	(291,907)
Net cash provided by operating activities	5,250,484	6,293,895	2,497,479

INVESTING ACTIVITIES:
Purchases of marketable securities		(5,095,000)	(4,618,714)
Proceeds from sales of marketable securities		10,187,175	3,610,000
Purchases of property and equipment	(692,043)	(1,009,175)	(1,073,696)
Proceeds from sale of property and equipment	17,500	9,137	101,305
Payments for other assets	(73,602)	(86,685)	(116,434)
Net cash (used for) provided by investing activities	(748,145)	4,005,452	(2,097,539)

FINANCING ACTIVITIES:
Dividends paid	(943,032)	(14,691,663)	(516,781)
Proceeds of long-term debt		5,700,000
Repayment of long-term debt	(3,000,000)	(2,000,000)
Purchase and retirement of common stock	(747,544)	(35,900)
Proceeds from exercise of options for common stock	213,087	561,555	197,980
Net cash used for financing activities	(4,477,489)	(10,466,008)	(318,801)

Increase (Decrease) in cash and cash equivalents	24,850	(166,661)	81,139
Cash and cash equivalents at beginning of year	808,864	975,525	894,386
Cash and cash equivalents at end of year	$833,714	$808,864	$975,525

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 27, 2008

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

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.  As of September 29, 2007, the balance in construction in progress represented costs incurred relating to the installation of a purchased software system not ready for use at that time.

Intangibles
Intangible assets are amortized using the straight-line method.  Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Goodwill, or costs in excess of the fair value of net assets, acquired from two separate acquisitions, is accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  See Note 4.  Accumulated amortization of intangible assets at September 27, 2008 and September 29, 2007 was approximately $2,463,000 and $2,400,000, respectively.  We annually review the recoverability of the carrying value of these assets in accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  See Note 11 – Impairment of Safety Catheter Assets.

Revenue Recognition
We recognize revenue when goods are shipped and title passes to the customer.  There are no customer acceptance provisions, and the right to return exists only in cases of damaged product, non-compliance with customer specifications or warranty claims.

We have applied the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104.

Advertising Costs
Advertising costs are expensed as incurred.

Shipping and Handling Costs
Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,837,000 in 2008, $1,801,000 in 2007, and $1,697,000 in 2006.

Fair Value of Financial Instruments
The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, cash value of life insurance, accounts payable, and debt approximate their fair values.  The fair values of our securities available for sale are based on quoted market prices when available, or quoted market prices of financial instruments with similar characteristics.

Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period in accordance with SFAS No. 128, “Earnings Per Share.”  See Note 13 – Earnings per Share of Common Stock.

Stock-Based Compensation
We account for stock based payments in accordance with the Financial Accounting Standards Board’s (FASB) SFAS No. 123R “Share-Based Payment,” which requires us to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants.  We grant options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of the option of 8.2 years.  No options were granted during fiscal years 2008 or 2007.

Fiscal Year
Our fiscal year ends on the Saturday nearest to September 30.  Fiscal years 2008, 2007 and 2006 were 52-week years.  Fiscal year 2009 will be a 53-week year.

Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are projected to be in effect when the differences are expected to reverse.

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

Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to (a) facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and (b) to provide additional information that will make it easier for investors and other financial statement users to understand the effect on earnings of the company’s choice to use fair value.  Additionally, SFAS No. 159 requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the company has chosen to use fair value.  SFAS No. 159 is effective for Span-America beginning in fiscal year 2009.  We are currently assessing the potential impact of SFAS No. 159 on our financial statements, but we do not expect it to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for Span-America beginning in fiscal year 2009. We are currently evaluating the potential impact of SFAS No. 157 on our financial statements, but we do not expect it to have a material effect on our financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Reclassifications
Results of operations for fiscal years 2007 and 2006 have been restated to show the safety catheter segment as a discontinued operation.  See Note 11 – Impairment of Safety Catheter Assets.

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying financial statements.  These reclassifications had no material effect on previously reported results of operations or retained earnings.

2.  INVENTORIES

	2008	2007
Raw materials	$2,825,817	$2,680,520
Finished goods	1,165,182	1,317,065
	$3,990,999	$3,997,585

3.  PROPERTY AND EQUIPMENT

	2008	2007
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,783,714	6,776,068
Construction in progress		344,975
Machinery and equipment	6,613,918	5,611,931
Furniture and fixtures	487,775	474,037
Automobiles	9,520	9,520
	14,851,343	14,172,947
Less accumulated depreciation	8,282,252	7,636,105
	$6,569,091	$6,536,842

4.  GOODWILL AND OTHER INTANGIBLES

As of September 27, 2008 and September 29, 2007, we had goodwill of $1,924,131.  In addition, we had patents and trademarks (net of accumulated amortization) of $316,435 as of September 27, 2008 and $306,116 as of September 29, 2007.  The goodwill is associated with the medical segment, and the patents and trademarks are associated with the medical and custom products segments.  Goodwill has been determined to have an indefinite useful life in accordance with SFAS No. 142.  The useful lives of individual patents and trademarks have been reviewed, and no material changes were required.

Amortization expense for patents and trademarks from continuing operations during fiscal years 2008, 2007, and 2006 was $63,282, $59,165 and $61,650, respectively.  Estimated amortization expense for the next five fiscal years based on existing patents and trademarks is as follows:

Estimated
Amortization
Fiscal years	Expense
2009	60,831
2010	37,304
2011	33,915
2012	29,748
2013	26,671

5.  OTHER ASSETS

	2008	2007
Patents and trademarks, net of accumulated amortization of $1,435,091 (2008) and $1,371,809 (2007)	$316,435	$306,116
Cash value of life insurance policies	1,837,869	1,920,856
Other	134,285	184,831
	$2,288,589	$2,411,803

6.  ACCRUED AND SUNDRY LIABILITIES

	2008	2007
Salaries and other compensation	$1,271,859	$1,984,920
Federal and state income taxes and sales taxes	101,359	176,697
Payroll taxes accrued and withheld	129,992	173,478
Property taxes	181,800	164,625
Medical insurance	276,071	214,260
Warranty reserve	365,721	332,881
Vendor rebates	410,990	311,285
Other	15,979	14,440
	$2,753,771	$3,372,586

7.  PRODUCT WARRANTIES

We offer warranties of various lengths to our customers depending on the specific product sold.  Our warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience and any recent warranty trends that have been identified.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly assess the adequacy of our recorded liability and adjust the balance as necessary.

Changes in our product warranty liability for the years ended September 27, 2008 and September 29, 2007 are as follows:

	2008	2007
Accrued liability at beginning of year	$332,881	$282,887
Increases in reserve	470,440	271,594
Expenses	(437,600)	(221,600)
Accrued liability at end of year	$365,721	$332,881

8.  BORROWINGS

Long-term debt consists of a revolving credit facility from a bank.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The margin in effect for fiscal 2008 was 85 basis points.  The interest rate at September 27, 2008 was 3.34%.  Interest-only payments are required monthly.  The agreement includes financial covenants relating to tangible net worth and leverage ratios.  The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures.  Violation of loan covenants could result in acceleration of the term of the agreement.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the agreement.

The credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any.  As an exception to the restriction noted above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.

We paid interest expense of approximately $108,000 in 2008 and $103,000 in 2007 and paid no interest during fiscal year 2006.

9.  DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer pursuant to a retirement agreement.  The payments will be made for the longer of the executive’s remaining life or his ex-wife's remaining life, if she survives him.  We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife.  We recognized expenses of approximately $73,000 in 2008, $76,000 in 2007, and $78,000 in 2006 related to this agreement.  An 8% discount rate was used in measuring the present value of our deferred compensation obligation.

10.  SHAREHOLDERS’ EQUITY

In January 2007, the Board adopted the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by shareholders in February 2007.  The 2007 Plan authorized the Board to grant stock-based compensation awards to our officers, directors and key employees for up to 250,000 shares of Company common stock.  Awards may be in the form of restricted stock, non-restricted stock, restricted stock units, options or stock appreciation rights (SARs).  Total awards under the 2007 Plan may not exceed 250,000 shares, of which no more than 75,000 shares may be in the form of restricted stock, non-restricted stock or restricted stock units.  The per share exercise prices of options or SARs granted under the 2007 Plan must be no less than the fair market value of a share on the grant date.  The terms and conditions of each award may be set by the Board or a committee of the Board.  The 2007 Plan will expire on December 31, 2016 unless terminated earlier in accordance with the plan.  As of September 27, 2008, no awards had been granted under the 2007 Plan.

In March 1997, the Board adopted the 1997 Stock Option Plan (“1997 Plan”).  The 1997 Plan authorized the Board to grant options to our key officers and employees for up to 200,000 shares of our common stock.  Options granted under the 1997 Plan are generally granted at the fair market value on the date of grant.  These options become exercisable and vest at the greater of 1,000 shares per year or 20% of the grant.  Options expire 10 years from the date of grant for continuing employees, or three months after termination of employment for employees who leave the Company.  The 1997 Plan was terminated on October 20, 2007.  The termination does not affect options outstanding under the plan, but no further options can be granted under the 1997 Plan.

In November 1991, the Board adopted the 1991 Stock Option Plan (“1991 Plan”).  The 1991 Plan authorized the Board to grant options for up to 200,000 shares of Company common stock to our officers and key employees and 50,000 shares to directors who are neither officers nor employees of the Company.  All other terms and conditions of the 1991 Plan are similar to the 1997 Plan.  The 1991 Plan was terminated on November 7, 2001.  The termination does not affect options outstanding under the plan, but no further options can be granted under the 1991 Plan.

Shown below is a summary of activity under the Company’s four stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 10/1/05	51,495	350,807	$5.64	332,876	$5.51

Fiscal Year 2006
Granted	(29,045)	29,045	9.67
Exercised		(38,750)	5.11
Forfeited	750	(750)	12.43
Balance at 9/30/06	23,200	340,352	6.03	307,432	5.66

Fiscal Year 2007
Granted
Exercised		(108,089)	5.20
Forfeited	2,750	(2,750)	9.64
New option plan	250,000
Balance at 9/29/07	275,950	229,513	6.39	218,860	6.23

Fiscal Year 2008
Granted
Exercised		(38,743)	5.50
Forfeited
1997 Plan expired	(25,950)
Balance at 9/27/08	250,000	190,770	$6.57	189,802	$6.55

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2008.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 2.75 - $ 4.30	86,843	$3.87	2.5	86,843	$3.87
6.18 - 6.18	27,767	6.18	4.4	27,767	6.18
9.18 - 10.52	76,160	9.78	6.6	75,192	9.79
$ 2.75 - $10.52	190,770	$6.57	4.4	189,802	$6.55

The Board of Directors adopted a stock purchase incentive plan in February 2000.  The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock.  Plan benefits are paid in shares of Company common stock.  Benefits earned and accrued under the plan were $7,254 in 2008, $7,814 in 2007 and $11,212 in 2006.  We issued stock valued at $7,814 in 2008, leaving a vested balance of $7,254 at September 27, 2008.

11.  IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets and we are currently engaged in efforts to sell this segment.  As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  This charge included an impairment charge for equipment of approximately $1,712,000, impairment of patents and trademarks of approximately $373,000 and reduction in net realizable value of inventories of approximately $794,000.  No impairments were considered necessary during fiscal year 2006.  Revenues and expenses related to the safety catheter business in fiscal year 2008 are shown as a discontinued operation.

Results of operations for fiscal years 2007 and 2006 have been restated to show the safety catheter segment as a discontinued operation.

12.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of September 27, 2008 and September 29, 2007 are as follows:

	2008	2007
Deferred tax liabilities:
Depreciation	$(417,000)	$(442,000)

Deferred tax assets:
Deferred compensation	316,000	600,000
Accrued expenses	271,000	286,000
Inventory	357,000	387,000
Amortization	101,000	118,000
Other	10,000	10,000
Total deferred tax assets	1,055,000	1,401,000
Net deferred tax assets	$638,000	$959,000

We made cash income tax payments, net of refunds, of approximately $2,302,000, $2,114,000, and $1,960,000 in fiscal years 2008, 2007, and 2006, respectively.

Federal and state income tax provisions consist of the following:

	2008	2007	2006
Current:
Federal	$2,048,000	$2,502,000	$1,471,000
State	160,000	222,000	126,000
	2,208,000	2,724,000	1,597,000
Deferred:
Federal	288,000	(1,165,000)	(91,000)
State	21,000	(99,000)	4,000
	309,000	(1,264,000)	(87,000)
Income tax expense	$2,517,000	$1,460,000	$1,510,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:

	2008	2007	2006
Computed tax at the statutory rate	$2,511,189	$1,474,000	$1,552,000
Increases (decreases):
State income taxes, net of federal tax benefit	120,000	81,000	86,000
Tax-exempt investment income		(51,000)	(53,000)
Extraterritorial income exclusion			(12,600)
Officer's life insurance	31,000	(44,000)	(32,000)
Domestic production deduction	(133,345)	(77,000)	(44,000)
Other, net	(11,844)	77,000	13,600
Income tax expense	$2,517,000	$1,460,000	$1,510,000

13.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock in accordance with SFAS No. 128.

	2008	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$4,918,764	$5,504,642	$3,778,926
(Loss) from discontinued operations, net of income taxes	(49,915)	(2,630,703)	(724,115)
Net income	$4,868,849	$2,873,939	$3,054,811

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,771,754	2,723,942	2,648,635
Effect of dilutive securities:
Employee and board stock options	96,740	140,878	123,289
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,868,494	2,864,820	2,771,924

Income from continuing operations per share:
Basic	$1.77	$2.02	$1.43
Diluted	$1.71	$1.92	$1.36

(Loss) from discontinued operations per share:
Basic	$(0.02)	$(0.97)	$(0.27)
Diluted	n/a	n/a	n/a

Net income per share:
Basic	$1.76	$1.06	$1.15
Diluted	$1.70	$1.00	$1.10

14.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements.  We match a percentage of employee contributions, with certain limitations.  Our 401(k) matching contributions amounted to approximately $212,000, $183,000, and $190,000 for the 2008, 2007 and 2006 fiscal years, respectively.

15.  RELATED-PARTY TRANSACTIONS

We had no related-party transactions.

16.  MAJOR CUSTOMERS

We have a business relationship with a customer to manufacture and supply private label mattresses.  Sales to this customer made up approximately 12% of net sales in 2008, 17% in 2007 and 16% in 2006.  The largest of our medical customers are distributors who sell our products to acute care hospitals and other treatment facilities throughout the United States.  Sales generated by the largest of these distributors amounted to approximately 11% of net sales in 2008, 2007 and 2006.

We have a business relationship with another customer to distribute certain of our consumer products.  Sales to this customer amounted to 20% of net sales in 2008, 21% of net sales in 2007, and 20% of net sales in 2006.

See Note 17 for further information about sales to major customers.

17.  OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments:  medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products and therefore complies with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  See also Note 11 – Impairment of the Safety Catheter Segment.

The following table summarizes certain information on industry segments:

	2008	2007	2006
Net sales:
Medical	$42,456,763	$43,248,331	$36,675,830
Custom products	16,808,502	17,295,498	14,760,330
Total	$59,265,265	$60,543,829	$51,436,160

Operating profit (loss):
Medical	$7,615,385	$9,129,693	$6,839,256
Custom products	800,849	(266,994)	(1,063,636)
Total	8,416,234	8,862,699	5,775,620

Corporate expense	(897,760)	(734,757)	(683,027)
Other expense (income)	(57,710)	173,700	554,333
Income from continuing operations before income taxes	$7,460,764	$8,301,642	$5,646,926

	2008	2007	2006
Identifiable assets:
Medical	$15,852,599	$15,869,258	$13,513,665
Custom products	5,583,170	5,234,675	6,096,464
Corporate	2,677,085	2,734,125	8,054,930
Discontinued operations			3,347,419
	$24,112,854	$23,838,058	$31,012,478

Depreciation and amortization expenses:
Operating:
Medical	$512,415	$444,751	$380,944
Custom products	216,440	232,522	207,992
Corporate	502	429	632
	729,357	677,702	589,568
Other - discontinued operations		352,011	353,613
	$729,357	$1,029,713	$943,181

Capital expenditures:
Medical	$492,088	$884,655	$735,962
Custom products	199,955	124,520	335,111
	692,043	1,009,175	1,071,073
Other - discontinued operations			2,623
	$692,043	$1,009,175	$1,073,696

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

We have several customers whose sales represent significant portions of sales in their respective business segments.  In the medical segment, sales to the top four distributors represented 52% of net medical sales in 2008, 57% in 2007, and 58% in 2006.  In the custom products segment, sales to one customer accounted for 71% of net custom products sales in 2008, 72% in 2007, and 69% in 2006.

Export sales (net), primarily to Canada, were approximately $3,287,000 in 2008, $3,569,000 in 2007, and $3,004,000 in 2006.  We have no physical assets in Canada or any foreign country.

18.  OPERATING LEASES

We lease truck equipment in South Carolina.  In addition, we lease a 15,000 square foot distribution facility in Utah for $6,750 a month.  The Utah facility lease is cancellable by either party with 60 days notice.  Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $104,000 in 2008, $107,000 in 2007, and $212,000 in 2006.

19.  COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $625,000 of Selan® skin care products per calendar year through 2010.  For the fiscal years ended 2008, 2007 and 2006, purchases under this commitment were $748,000, $782,000, and $757,000.

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

20.  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown in the following table.

	Quarterly Financial Data (Unaudited)
	(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2008
Net sales	$13,664	$15,770	$14,852	$14,979	$59,265
Gross profit	4,647	5,544	4,955	5,249	20,395
Operating income	1,638	2,134	1,771	1,975	7,518
Income from continuing operations	1,062	1,404	1,162	1,291	4,919
Loss from discontinued operations net of income taxes	(17)	(27)	(4)	(2)	(50)
Net income	1,045	1,377	1,158	1,289	4,869
Earnings per share
Basic	0.38	0.50	0.42	0.47	1.76
Diluted	0.36	0.48	0.41	0.45	1.70

	Quarterly Financial Data (Unaudited)
	(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2007 *
Net sales	$13,432	$16,421	$15,204	$15,486	$60,544
Gross profit	4,778	5,188	5,481	5,504	20,951
Operating income	1,787	1,967	2,087	2,286	8,128
Income from continuing operations	1,219	1,336	1,447	1,503	5,505
Loss from discontinued operations net of income taxes	(199)	(155)	(192)	(2,084)	(2,631)
Net income	1,021	1,181	1,255	(582)	2,874
Earnings per share
Basic	0.38	0.44	0.46	(0.21)	1.06
Diluted	0.36	0.42	0.43	n/a	1.00

* As restated to show the safety catheter segment as a discontinued operation. See Note 11.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are  controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by management in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
The management of Span-America Medical Systems, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Span-America’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Span-America;
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Span-America are being made only in accordance with authorizations of management and directors of Span-America; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Span-America’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation

We have assessed the effectiveness of our internal control over financial reporting as of September 27, 2008.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on that assessment, we believe that as of September 27, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our report on internal control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Other Matters
We are in the process of finalizing the implementation of a new Enterprise Resource Planning (ERP) system.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.   In connection with this ERP system implementation, we have updated and will continue to update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.  We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2008 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2008 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2008 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of September 27, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	190,770	$6.57	250,000
Equity compensation plans not approved by security holders	0	0	0(1)
Total	190,770	$6.57	250,000

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

For additional information on our stock option plans, see Note 10 in the Notes to Financial Statements for the year ended September 27, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2008 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2008 fiscal year under the heading “Principal Accountant Fees and Services.”

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

10.2*	Retirement Agreement dated February 6, 1991 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.7 to the 1991 10-K.

10.3*
Voluntary Resignation Agreement dated July 30, 1993 between the Company and Donald C. Spann: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, Commission File No. 0-11392.

10.4*
1991 Stock Option Plan:  Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1991 (the “1991 10-K”), Commission File No. 0-11392.

10.4.1*	Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the 1998 10-K.

10.5*
1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997 (the “1997 10-K”), Commission File No. 0-11392.

10.5.1*	Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.6*	1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.7*	Span-America Medical Systems, Inc. 2000 Restricted Stock Plan: Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement filed with the Commission on January 11, 2001.

10.8*
Span-America Medical Systems, Inc. 2007 Equity Incentive Plan: Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders filed with the Commission on January 8, 2007.

10.9*
Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002: Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the “2002 10-K”), Commission File No. 000-11392.

10.10*	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002: Incorporated by reference to Exhibit 10.21 of the 2002 10-K.

10.11*	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002: Incorporated by reference to Exhibit 10.22 of the 2002 10-K.

10.12*	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002: Incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.13*	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002: Incorporated by reference to Exhibit 10.24 of the 2002 10-K.

10.14*
Severance Protection Agreement between the Company and Wanda J. Totton dated February 11, 2004: Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.15*	Severance Protection Agreement between the Company and Erick C. Herlong dated December 1, 2008.

10.16*	Severance Protection Agreement between the Company and Marie Sitter dated December 1, 2008.

10.17
Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation:  Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”), Commission File No. 000-11392.

10.17.1
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

10.19.1
Revolving Note dated June 5, 2007 by the Company to Carolina First Bank:  Incorporated by reference to the Company’s Current Report on Form 8-K dated Jun 5, 2007 and filed with the commission on June 11, 2007.

10.19.2
Negative Pledge Agreement dated June 5, 2007 by the Company to Carolina First Bank:  Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2007 and filed with the commission on June 11, 2007.

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

COL. A	COL. B	COL C.	COL. D		COL. E
		ADDITIONS
		(1)
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions-		End of
Description	Period	Expenses	Describe		Period
Year Ended September 27, 2008
Deducted from asset accounts:
Reserve for uncollectible accounts	$189,000	$75,500	$29,500	(a)	$235,000

Year Ended September 29, 2007
Deducted from asset accounts:
Reserve for uncollectible accounts	$117,000	$99,841	$27,841	(a)	$189,000

Year Ended September 30, 2006
Deducted from asset accounts:
Reserve for uncollectible accounts	$116,000	$47,762	$46,762	(a)	$117,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 19, 2008
Thomas D. Henrion
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson	President, Chief Executive Officer and Director
James D. Ferguson	(Principal Executive Officer)

/s/ Richard C. Coggins	Chief Financial Officer and Director
Richard C. Coggins	(Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller
Gwendolyn L. Randolph

/s/ Robert H. Dick	Director
Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director
Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director
Guy R. Guarch

/s/ Thomas D. Henrion	Director
Thomas D. Henrion

/s/ Robert B. Johnston	Director
Robert B. Johnston

/s/ Dan R. Lee	Director
Dan R. Lee

/s/ Linda D. Norman	Director
Linda D. Norman
December 19, 2008