Form 10-Q
period 2008-12-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2009-02-10
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 27, 2008

or

 ☐TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________.

Commission File Number: 0-11392

———————

SPAN-AMERICA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

South Carolina	57-0525804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

———————

70 Commerce Center

 Greenville, South Carolina 29615

 (Address of Principal Executive Office) (Zip Code)

(864) 288-8877

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value – 2,731,928 shares as of 02/06/09

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheets – December 27, 2008 and September 27, 2008

3

Statements of Income – Three months ended December 27, 2008 and December 29, 2007

4

Statements of Cash Flows – Three months ended December 27, 2008 and December 29, 2007

5

Notes to Financial Statements – December 27, 2008

6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T.   Controls and Procedures

14

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6.      Exhibits

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Span-America Medical Systems, Inc.

Balance Sheets

	December 27, 2008	September 27, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$628,475	$833,714
Accounts receivable, net of allowances of $236,000
(Dec. 27, 2008) and $235,000 (Sept. 27, 2008)	7,387,807	7,771,366
Inventories - Note 2	4,047,290	3,990,999
Deferred income taxes	683,000	683,000
Prepaid expenses	237,968	51,964
Total current assets	12,984,540	13,331,043

Property and equipment, net - Note 3	6,491,093	6,569,091
Goodwill	1,924,131	1,924,131
Other assets - Note 4	2,114,990	2,288,589
	$23,514,754	$24,112,854

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,054,800	$2,528,934
Accrued and sundry liabilities	2,970,680	2,753,771
Total current liabilities	5,025,480	5,282,705

Long-term debt	––	700,000
Deferred income taxes	45,000	45,000
Deferred compensation	742,244	752,684
Total long-term liabilities	787,244	1,497,684

Total liabilities	5,812,724	6,780,389

Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,733,900
(Dec. 27, 2008) and 2,759,077 (Sept. 27, 2008)	1,036,910	1,308,847
Additional paid-in capital	564,579	563,304
Retained earnings	16,100,541	15,460,314
Total shareholders' equity	17,702,030	17,332,465

	$23,514,754	$24,112,854

Note:

The Balance Sheet at September 27, 2008 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.

Statements of Income

(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007

Net sales	$13,392,383	$13,664,207
Cost of goods sold	8,702,224	9,017,252
Gross profit	4,690,159	4,646,955

Selling and marketing expenses	2,236,109	1,994,113
Research and development expenses	169,613	192,821
General and administrative expenses	938,803	822,257
	3,344,525	3,009,191

Operating income	1,345,634	1,637,764

Non-operating income (expense):
Investment income and other	2,992	19,441
Interest expense	(4,620)	(49,436)
Net non-operating income (expense)	(1,628)	(29,995)

Income from continuing operations before income taxes	1,344,006	1,607,769
Income taxes on continuing operations	456,000	546,000
Income from continuing operations	888,006	1,061,769

(Loss) from discontinued operations, net of income taxes	(1,465)	(16,878)

Net income	$886,541	$1,044,891

Earnings per share of common stock - Note 7
Income from continuing operations:
Basic	$0.32	$0.38
Diluted	$0.32	$0.37

(Loss) from discontinued operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Net income:
Basic	$0.32	$0.38
Diluted	$0.32	$0.36

Dividends per common share	$0.09	$0.08

Weighted average shares outstanding:
Basic	2,742,081	2,774,103
Diluted	2,810,985	2,896,717

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007

Operating activities:
Net income	$886,541	$1,044,891
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	204,485	166,848
Provision for losses on accounts receivable	9,000	12,000
Decrease (increase) in cash value of life insurance	144,451	(3,693)
Deferred compensation	(10,440)	(9,666)
Stock compensation expense	1,275	10,828
Changes in operating assets and liabilities:
Accounts receivable	374,559	223,453
Inventories	(56,291)	(271,921)
Prepaid expenses and other assets	(161,709)	(148,746)
Accounts payable and accrued expenses	(249,971)	225,459
Net cash provided by operating activities	1,141,900	1,249,453

Investing activities:
Purchases of property and equipment	(104,817)	(131,684)
Payments for other assets	(16,817)	(16,175)
Net cash used for investing activities	(121,634)	(147,859)

Financing activities:
Dividends paid	(246,314)	(222,036)
Repayment of long-term debt	(700,000)	(1,000,000)
Purchase and retirement of common stock	(279,191)	(128,599)
Net cash used for financing activities	(1,225,505)	(1,350,635)

(Decrease) in cash and cash equivalents	(205,239)	(249,041)
Cash and cash equivalents at beginning of period	833,714	808,864
Cash and cash equivalents at end of period	$628,475	$559,823

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 27, 2008

Note 1 – Basis of Presentation

     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 27, 2008 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009.  For further information, refer to our Annual Report on Form 10-K for the year ended September 27, 2008.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings.  Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  We are currently assessing the impact of SFAS No. 159, but we do not expect it to have a material effect on our financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective at the beginning of an entity's first fiscal year that begins after November 15, 2007.  We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2006: risk-free interest rate of 4.58%; dividend yield of 1.5%; volatility factor of the expected market price of our common stock of 35.7%; and a weighted average expected life of 8.2 years.  We did not grant any options during fiscal years 2007 or 2008 or during the first three months of fiscal 2009.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 27, 2008

Note 2 – Inventories

The components of inventories are as follows:

	December 27, 2008	September 27, 2008
Raw materials	$2,821,151	$2,825,817
Finished goods	1,226,139	1,165,182
	$4,047,290	$3,990,999

Note 3 – Property And Equipment

 Property and equipment, at cost, is summarized by major classification as follows:

	December 27, 2008	September 27, 2008
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,790,717	6,783,714
Machinery and equipment	6,709,705	6,613,918
Furniture and fixtures	489,802	487,775
Automobiles	9,520	9,520
	14,956,160	14,851,343
Less accumulated depreciation	8,465,067	8,282,252
	$6,491,093	$6,569,091

Note 4 – Other Assets

Other assets consist of the following:

	December 27, 2008	September 27, 2008
Patents and trademarks, net of accumulated
amortization of $1,454,261 (Dec. 27, 2008)
and $1,435,091 (Sept. 27, 2008)	$314,082	$316,435
Cash value of life insurance policies	1,693,418	1,837,869
Other	107,490	134,285
	$2,114,990	$2,288,589

Note 5 –  Product Warranties

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 27, 2008

Changes in our product warranty liability for the three months ended December 27, 2008 and December 29, 2007 are as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Accrued liability at beginning of period	$365,721	$332,881
Increases in reserve	164,508	133,677
Expenses	(140,508)	(112,837)
Accrued liability at end of period	$389,721	$353,721

Note 6 – Impairment of Safety Catheter Assets

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets, and we are currently engaged in efforts to sell this segment.  As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  Accordingly the safety catheter segment is shown as a discontinued operation.

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended
	December 27, 2008	December 29, 2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$888,006	$1,061,769
Loss from discontinued operations, net of income taxes	(1,465)	(16,878)
Net income	$886,541	$1,044,891

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,742,081	2,774,103
Effect of dilutive securities:
Employee stock options and restricted stock	68,904	122,614
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,810,985	2,896,717

SPAN-AMERICA MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 27, 2008

	Three Months Ended
	December 27, 2008	December 29, 2007
Earnings per share of common stock
Income from continuing operations:
Basic	$0.32	$0.38
Diluted	$0.32	$0.37

Loss from discontinued operations, net
of income taxes:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Net income:
Basic	$0.32	$0.38
Diluted	$0.32	$0.36

Note 8 – Operations And Industry Segments

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

The following table summarizes certain information on industry segments:

	Three Months Ended
	December 27, 2008	December 29, 2007
Net Sales:
Medical	$9,800,678	$9,579,887
Custom products	3,591,705	4,084,320
Total	$13,392,383	$13,664,207

Operating profit:
Medical	$1,269,518	$1,718,570
Custom products	407,672	131,067
Total	1,677,190	1,849,637

Corporate expense	(331,556)	(211,873)
Other expense	(1,628)	(29,995)
Income from continuing operations before income taxes	$1,344,006	$1,607,769

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income.  In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Note 9 – Commitments And Contingencies

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this quarterly report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and other risks referenced in our Securities and Exchange Commission filings. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

Sales for the first quarter of fiscal 2009 declined 2% to $13.4 million compared with $13.7 million in the first quarter of last year due to volume declines in our custom products segment. Income from continuing operations was down 16% to $888,000, or $0.32 per diluted share, compared with $1.1 million, or $0.37 per diluted share, in the first quarter of 2008. The decline in income from continuing operations was caused by lower volume in the custom products segment, a less profitable product mix within the medical segment and an increase in selling and administrative expenses compared with the first quarter last year.

Sales

The sales decrease for the first quarter of 2009 as compared to the first quarter of 2008 was due primarily to the 12% decline in custom products sales to $3.6 million from $4.1 million in the first quarter of 2008.

Within the custom products segment, sales were down in both the consumer and industrial sectors in the first quarter of fiscal 2009 compared with the same quarter last year. Consumer bedding sales were down 13% to $2.8 million compared with $3.2 million in the first quarter of last year. Most of the consumer sales decline was due to lower sales to Wal-Mart in October and November, which we believe resulted primarily from general weakness in the retail market. This was partly offset by higher sales of our fusion mattress pads to other retailers as we expanded our customer base for consumer bedding products. We expect sales growth in the custom products segment beginning in the third quarter of fiscal 2009 as a result of a new program with Sam’s Club.

Sales of industrial products also declined in the first quarter of fiscal 2009 and were down 8% to $779,000 compared with $849,000 in the first quarter of last year. Most of the industrial sales decline was caused by lower volume from our automotive customers, particularly in December. Our industrial product lines tend to be the most directly affected when manufacturing activity in our region declines and the economy worsens.

Sales in the medical segment rose 2% to $9.8 million in the first quarter of fiscal 2009 compared with $9.6 million in the first quarter of fiscal 2008. The medical sales performance benefited from price and volume increases compared with the first quarter of 2008. Sales of patient positioners rose 52%, overlay sales were up 39%, and seating product sales increased 32% compared with the prior year’s first quarter due to accelerated buying by some customers in advance of a January 1, 2009 sales price increase for these products.

The unusually large sales increases in positioners, overlays and seating products more than offset a decline in sales of therapeutic support surfaces during the quarter. Total sales of therapeutic support surfaces in the first quarter of fiscal 2009 were down 10% to $6.4 million compared with $7.1 million in the same quarter last year, largely due to lower sales of our Hill-Rom private-label products following the expiration of our exclusive supply contract in May 2008. Our sales to Hill-Rom consist mainly of private label therapeutic support surfaces that incorporate our PressureGuard CFT® technology. Sales of our branded therapeutic support surfaces rose 7% in the first quarter of this year compared with the same quarter of last year. That growth in our branded support surfaces was led by our PressureGuard APM2 and Easy Air products. Medical sales represented 73% of total company sales in the first quarter this year compared with 70% in the first quarter last year.

In the medical business, we expect sales of our branded products to grow modestly during the remainder of the fiscal year. However, that expected growth is likely to be partially or fully offset by anticipated declines in our private label sales to Hill-Rom. We have been notified by Hill-Rom that they will cancel their current supply agreement with us effective April 6, 2009. Our sales to Hill-Rom were approximately $1.2 million in the first quarter of fiscal 2009 and represented 12% of our medical sales or 9% of our total company sales in the first quarter. We believe our sales to Hill-Rom will decline to a minimal level during February and March 2009 as the contract reaches the closing date. We plan to consume or sell our related inventory over this period and do not anticipate incurring any charge to earnings as a result of the agreement termination.

In addition, we expect sales of our positioners, overlays and seating products to be lower in the second quarter of fiscal 2009 than they were in the second quarter of fiscal 2008 because we believe that certain customers accelerated their purchases of these products in the first quarter of fiscal 2009 in advance of the sales price increase effective January 1, 2009. These same customers are likely to temporarily decrease their purchases of these products in the second quarter of fiscal 2009. Sales of these products should return to normal levels in the third quarter of fiscal 2009.

Gross Profit

Gross profit for the first quarter of fiscal 2009 increased 1% to $4.69 million compared with $4.65 million in the first quarter last year. Gross margin rose to 35.0% of net sales in the first quarter of fiscal 2009 compared with 34.0% of net sales in the first quarter of last year. The increases in gross profit and gross margin compared with last year were caused primarily by a more profitable sales mix for the total company even though the sales mix within the medical segment was less profitable than it was in the first quarter last year. Sales in the lower-margin custom products segment declined while sales increased in the more profitable medical segment.

Our gross profit and margin also benefited from lower labor costs as a result of improved efficiency in the first quarter of 2009 compared with the first quarter of last year. We expect our gross margin for the remainder of fiscal 2009 to be slightly lower than the first quarter level due mainly to expected increases in consumer sales and expected declines in sales of private-label support surfaces. However, our future gross margin performance will depend heavily on sales volume, product mix and raw material costs.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses rose 12% to $2.2 million during the first quarter of fiscal 2009 compared with $2.0 million in the first quarter of fiscal 2008 because of higher commission and freight expenses in the medical segment, which were related to increases in sales of our branded medical products. Total sales and marketing expenses for fiscal 2009 are expected to be higher than those of fiscal 2008.

Research and development expenses decreased 12% to $170,000 for the first quarter of fiscal 2009 compared with $193,000 in the first quarter of fiscal 2008 due to the completion in fiscal 2008 of a development project that involved external design work. R&D expenses will likely fluctuate from quarter to quarter, depending on the nature of our new product development efforts in the medical segment. We expect that total research and development expenses for fiscal 2009 will be higher than those of fiscal 2008.

General and administrative expenses increased by 14% to $939,000 in the first quarter of fiscal 2009 compared with $822,000 in the first quarter of last year. The increase was due to expense associated with a decline in the cash value of corporate-owned life insurance, which in turn was related to the decline in equity markets during the October through December quarter. The cash value of life insurance declined by $144,000, or 8%, during the first quarter of fiscal 2009 and accounted for all of the first quarter increase in administrative expenses. The cash value of life insurance is adjusted to fair market value at the end of each quarter. A decline in market value is treated as an additional administrative expense, and an increase in market value is treated as a reduction in administrative expenses. Administrative expenses for fiscal 2009 are expected to be slightly higher than those of fiscal 2008.

Operating Income

Operating income for the first quarter of fiscal 2009 was down 18% to $1.3 million compared with $1.6 million in the first quarter of last year. The decrease in operating income was caused primarily by lower sales in the custom products segment, a less profitable sales mix within the medical segment and increases in selling and administrative expenses.

Non-Operating Income and Expenses

We had net non-operating expense of $2,000 in the first quarter of fiscal 2009 compared with net non-operating expense of $30,000 in the first quarter of last year. The decrease was caused primarily by a reduction in interest expense to $5,000 in the first quarter of fiscal 2009 compared with $49,000 in the same period last year. The decrease in interest expense was caused by a lower loan balance in the first quarter of this year compared with the same period of last year.

Investment and other non-operating income in the first quarter declined by 85% to $3,000 compared with the same period in fiscal 2008 as a result of lower interest rates on overnight investments and lower cash balances. We expect interest expense to be minimal during the remainder of fiscal 2009. As a result, we expect to have net non-operating income from short-term investments during the remainder of fiscal 2009.

Net Income and Dividends

Income from continuing operations declined by 16% to $888,000, or $0.32 per diluted share, compared with $1.1 million, or $0.37 per diluted share, in the first quarter last year primarily because of lower sales in the custom products segment, a less profitable sales mix within the medical segment and increases in selling and administrative expenses. Similarly, net income, which includes discontinued operations, decreased 15% during the first quarter to $887,000, or $0.32 per diluted share, compared with $1.0 million, or $0.36 per diluted share, in the same quarter last year.

During the first quarter of fiscal 2009, we paid dividends of $246,000, or 28% of net income. This payment represented one quarterly dividend of $0.09 per share. During the first quarter of last year, we paid dividends of $222,000, or 21% of net income. This payment represented one quarterly dividend of $0.08 per share.

Liquidity and Capital Resources

Cash provided by operations during the first quarter of fiscal 2009 declined 9% to $1.1 million compared with $1.2 million in the first quarter of fiscal 2008. The reduction in operating cash flow was caused mainly by lower net income and a decrease in accounts payable during the first quarter of fiscal 2009 compared with increases in accounts payable and accrued expenses during the first quarter of fiscal 2008. Major uses of cash provided by operations during the first quarter were repayment of long-term debt ($700,000), payment of dividends ($246,000), capital expenditures ($105,000) and share repurchases ($279,000).

 Working capital decreased by $89,000, or 1%, to $8.0 million at the end of the first quarter of fiscal 2009 compared with the end of last fiscal year. The decrease was caused primarily by lower balances of cash and accounts receivable, which were partially offset by a decrease in accounts payable during the first quarter. The current ratio at quarter end was up slightly to 2.6 from 2.5 at fiscal year end 2008.

Accounts receivable, net of allowances, decreased by $384,000, or 5%, to $7.4 million at the end of the first quarter of fiscal 2009 compared with $7.8 million at the end of fiscal 2008. This change was caused by lower sales in the first quarter of fiscal 2009 compared with the same period last year and normal fluctuations in the timing of payments received from customers. Days sales outstanding (or average collection time), calculated using a monthly average for our trade accounts receivable, was 47.0 days in the first quarter of fiscal 2009 compared with 41.7 days in the first quarter of fiscal year 2008. The increase in collection time was caused partly by the combination of higher medical sales and lower custom products sales in the first quarter of fiscal 2009 compared with the same quarter last year. Medical sales tend to have a longer average collection time than custom products sales. All of our accounts receivable are unsecured.

Inventories increased by $56,000, or 1%, to $4.0 million at the end of the first quarter of fiscal 2009 compared with fiscal year end 2008. Inventory increases occurred in the categories of industrial raw materials and medical finished goods. We expect total inventory levels during fiscal 2009 to be similar to those of fiscal 2008.

Prepaid expenses increased by $186,000 to $238,000 at December 27, 2008 compared with $52,000 at the end of fiscal 2008 as a result of the payment of property and casualty insurance premiums.

Net property and equipment decreased by $78,000 to $6.5 million at the end of the first quarter of fiscal 2009 as the result of the combination of depreciation expense of $183,000 partially offset by capital expenditures of $105,000. We expect capital expenditures during fiscal 2009 to be lower than those of fiscal 2008.

Other assets decreased $174,000 to $2.1 million compared with $2.3 million at fiscal year end 2008 due mainly to a decrease in the cash value of life insurance.

Our trade accounts payable decreased by $474,000, or 19%, to $2.1 million compared with fiscal year end 2008 due to the decline in sales volume and related raw material purchases as well as normal monthly fluctuations. Accrued and sundry liabilities increased by $217,000, or 8%, to $3.0 million compared with fiscal year end 2008 due to an increase in income taxes payable.

During the first quarter of fiscal 2009, we fully repaid our revolving line of credit, reducing the balance from $700,000 at fiscal year end. The maximum principal amount we can borrow at any one time under the agreement is $10 million. The maturity date is June 5, 2012. We believe that we were in compliance with all covenants relating to this agreement as of December 27, 2008.

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

In November 2007, we announced a program to repurchase up to 5% (139,000 shares) of our outstanding common stock. Pursuant to this program during the first quarter of fiscal 2009, we repurchased 25,797 shares of our outstanding common stock at a total cost of $279,000. We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions. Considering prior purchases, we are still authorized to repurchase 48,714 shares under the program. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2009 and for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Impact Of Inflation

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in fiscal 2009. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Recent declines in oil prices and a weakening economy have created expectations for potential decreases in raw material costs. We experienced small price decreases in several of our raw materials in the first quarter of fiscal 2009. Based on the current economic environment, we expect additional price decreases in certain of our raw materials. However, we are also receiving requests from customers to decrease our sales prices in response to lower raw material costs. It is therefore difficult to predict the impact that possible future raw material cost decreases might have on our profitability. The effect of any deflation in raw material costs will depend on the extent to which we have to lower selling prices of our products to respond to sales price competition in the market. We currently expect that neither inflation nor deflation will have a significant impact on our operations in fiscal 2009.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk through the cash value of life insurance. As of December 27, 2008, our other assets included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended December 27, 2008, cash value of life insurance decreased by 8%, creating a non-cash expense of approximately $144,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The current margin is 85 basis points. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009. Unless we re-borrow under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

Item 4T.

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 27, 2008, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 27, 2008. There was no change in the Company’s internal control over financial reporting during our fiscal quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, - November 1, 2008	15,588	$10.56	15,588	58,923
November 2, - November 29, 2008	8,409	11.45	8,409	50,514
November 30, – December 27, 2008	1,800	10.19	1,800	48,714
	25,797	$10.82	25,797	48,714

The company announced on November 28, 2007 that the Board of Directors authorized the company to repurchase up to 138,772 shares of its common stock. The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases. See the description of these restrictions under Part I - Item 2 – Management’s Discussion and Financial Analysis – Liquidity and Capital Resources, which description is incorporated herein by reference.

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

Date:  February 9, 2009