Form 10-Q
period 2009-03-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2009-05-12
CIK 718924

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer  ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value – 2,727,904 shares as of 05/7/09

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets – March 28, 2009 and September 27, 2008	3

Statements of Income – Three and six months ended March 28, 2009 and March 29, 2008	4

Statements of Cash Flows – Six months ended March 28, 2009 and March 29, 2008	5

Notes to Financial Statements – March 28, 2009	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

SIGNATURES	17

OFFICER CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	March 28,	September 27,
	2009	2008
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$638,723	$833,714
Accounts receivable, net of allowances of $230,000
(March 28, 2009) and $235,000 (Sept. 27, 2008)	6,853,234	7,771,366
Inventories - Note 2	4,332,958	3,990,999
Deferred income taxes	683,000	683,000
Prepaid expenses	404,106	51,964
Total current assets	12,912,021	13,331,043

Property and equipment, net - Note 3	6,414,319	6,569,091
Goodwill	1,924,131	1,924,131
Other assets - Note 4	2,195,786	2,288,589
	$23,446,257	$24,112,854

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,906,524	$2,528,934
Accrued and sundry liabilities	2,241,720	2,753,771
Total current liabilities	4,148,244	5,282,705

Long-term debt	-	700,000
Deferred income taxes	45,000	45,000
Deferred compensation	731,806	752,684
Total long-term liabilities	776,806	1,497,684

Total liabilities	4,925,050	6,780,389

Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,733,959 (March 28, 2009) and 2,759,077 (Sept. 27, 2008)	1,034,405	1,308,847
Additional paid-in capital	577,113	563,304
Retained earnings	16,909,689	15,460,314
Total shareholders' equity	18,521,207	17,332,465

	$23,446,257	$24,112,854

Note:  The Balance Sheet at September 27, 2008 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Net sales	$13,376,334	$15,770,320	$26,768,717	$29,434,527
Cost of goods sold	8,602,085	10,226,057	17,304,309	19,243,309
Gross profit	4,774,249	5,544,263	9,464,408	10,191,218

Selling and marketing expenses	2,112,719	2,359,290	4,348,828	4,353,403
Research and development expenses	184,569	162,461	354,182	355,283
General and administrative expenses	878,464	888,129	1,817,267	1,710,386
	3,175,752	3,409,880	6,520,277	6,419,072

Operating income	1,598,497	2,134,383	2,944,131	3,772,146

Non-operating income (expense):
Investment income and other	690	25,083	3,682	44,525
Interest (expense) refund	446	(30,970)	(4,174)	(80,406)
Net non-operating income (expense)	1,136	(5,887)	(492)	(35,881)

Income from continuing operations before income taxes	1,599,633	2,128,496	2,943,639	3,736,265
Income taxes on continuing operations	544,000	724,000	1,000,000	1,270,000
Income from continuing operations	1,055,633	1,404,496	1,943,639	2,466,265

(Loss) from discontinued operations, net of income taxes	-	(27,088)	(1,465)	(43,966)

Net income	$1,055,633	$1,377,408	$1,942,174	$2,422,299

Earnings per share of common stock - Note 7
Income from continuing operations:
Basic	$0.39	$0.51	$0.71	$0.89
Diluted	0.38	0.49	0.69	0.86

(Loss) from discontinued operations:
Basic	$-	$(0.01)	$(0.00)	$(0.02)
Diluted	-	(0.01)	(0.00)	(0.02)

Net income:
Basic	$0.39	$0.50	$0.71	$0.87
Diluted	0.38	0.48	0.69	0.84

Dividends per common share	$0.09	$0.08	$0.18	$0.16

Weighted average shares outstanding:
Basic	2,733,447	2,776,130	2,737,764	2,775,116
Diluted	2,794,574	2,867,896	2,802,780	2,882,306

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 28,	March 29,
	2009	2008
Operating activities:
Net income	$1,942,174	$2,422,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413,647	340,208
Provision for losses on accounts receivable	5,622	24,000
Gain on sale of property and equipment	-	(17,500)
Decrease in cash value of life insurance	164,824	54,751
Deferred compensation	(20,878)	(20,106)
Stock compensation expense	13,809	21,655
Changes in operating assets and liabilities:
Accounts receivable	912,510	(745,057)
Inventories	(341,959)	465,781
Prepaid expenses and other assets	(374,859)	(310,776)
Accounts payable and accrued expenses	(1,127,208)	(445,632)
Net cash provided by operating activities	1,587,682	1,789,623

Investing activities:
Purchases of property and equipment	(216,754)	(318,541)
Proceeds from sale of property and equipment	-	17,500
Payments for other assets	(17,517)	(30,669)
Net cash used for investing activities	(234,271)	(331,710)

Financing activities:
Dividends paid	(492,799)	(444,816)
Repayment of long-term debt	(700,000)	(1,200,000)
Purchase and retirement of common stock	(355,603)	(499,455)
Common stock issued upon exercise of options	-	213,087
Net cash used for financing activities	(1,548,402)	(1,931,184)

(Decrease) in cash and cash equivalents	(194,991)	(473,271)
Cash and cash equivalents at beginning of period	833,714	808,864
Cash and cash equivalents at end of period	$638,723	$335,593

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 28, 2009

1.  BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009.  For further information, refer to our Annual Report on Form 10-K for the year ended September 27, 2008.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  For options granted in fiscal 2009, we used the following weighted average assumptions: risk-free interest rate of 2.35%; dividend yield of 3.2%; volatility factor of the expected market price of our common stock of 39.4%; and a weighted average expected life of 8.8 years.  We did not grant any options during fiscal 2008.

2.  INVENTORIES

The components of inventories are as follows:

	Mar. 28, 2009	Sept. 27, 2008
Raw materials	$2,662,800	$2,825,817
Finished goods	1,670,158	1,165,182
	$4,332,958	$3,990,999

3.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Mar. 28, 2009	Sept. 27, 2008
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,790,717	6,783,714
Machinery and equipment	6,820,564	6,613,918
Furniture and fixtures	490,880	487,775
Automobiles	9,520	9,520
	15,068,097	14,851,343
Less accumulated depreciation	8,653,778	8,282,252
	$6,414,319	$6,569,091

4.  OTHER ASSETS

Other assets consist of the following:

	Mar. 28, 2009	Sept. 27, 2008
Patents and trademarks, net of accumulated amortization of $1,472,211 (Mar. 28, 2009) and $1,435,091 (Sept. 27, 2008)	$296,832	$316,435
Cash value of life insurance policies	1,673,045	1,837,869
Other	225,909	134,285
	$2,195,786	$2,288,589

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

Changes in our product warranty liability for the six months ended March 28, 2009 and March 29, 2008 are as follows:

	Six Months Ended
	Mar. 28, 2009	Mar. 29, 2008
Accrued liability at beginning of period	$365,721	$332,881
Increases in reserve	296,407	253,958
Expenses	(248,407)	(209,118)
Accrued liability at end of period	$413,721	$377,721

6.  IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business. As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets. As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000 to eliminate the book value of our safety catheter assets. Accordingly, the safety catheter segment is shown as a discontinued operation.

We continue to actively seek a buyer for these assets and are involved in discussions with interested parties. However, we have no offers pending and can give no assurance that the assets will eventually be sold.

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Six Months Ended
	Mar. 28, 2009	Mar. 29, 2008	Mar. 28, 2009	Mar. 29, 2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,055,633	$1,404,496	$1,943,639	$2,466,265
(Loss) from discontinued operations, net of income taxes	-	(27,088)	(1,465)	(43,966)
Net income	$1,055,633	$1,377,408	$1,942,174	$2,422,299

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,733,447	2,776,130	2,737,764	2,775,116
Effect of dilutive securities:
Employee stock options and restricted stock	61,127	91,766	65,016	107,190
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,794,574	2,867,896	2,802,780	2,882,306

Income per share from continuing operations:
Basic	$0.39	$0.51	$0.71	$0.89
Diluted	$0.38	$0.49	$0.69	$0.86

(Loss) per share from discontinued operations, net of income taxes:
Basic	$-	$(0.01)	$(0.00)	$(0.02)
Diluted	$-	$(0.01)	$(0.00)	$(0.02)

Net income per share:
Basic	$0.39	$0.50	$0.71	$0.87
Diluted	$0.38	$0.48	$0.69	$0.84

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	Mar. 28, 2009	Mar. 29, 2008	Mar. 28, 2009	Mar. 29, 2008

Net Sales:
Medical	$9,331,905	$11,464,035	$19,132,583	$21,043,922
Custom products	4,044,429	4,306,285	7,636,134	8,390,605
Total	$13,376,334	$15,770,320	$26,768,717	$29,434,527

Operating profit (loss):
Medical	$1,543,590	$2,545,344	$2,813,108	$4,263,914
Custom products	300,485	(112,611)	708,157	18,456
Total	1,844,075	2,432,733	3,521,265	4,282,370

Corporate expense	(245,578)	(298,350)	(577,134)	(510,224)
Other income (expense)	1,136	(5,887)	(492)	(35,881)
Income from continuing operations before income taxes	$1,599,633	$2,128,496	$2,943,639	$3,736,265

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

RESULTS OF OPERATIONS

Overview
Sales for the second quarter of fiscal 2009 declined 15% to $13.4 million compared with $15.8 million in the second quarter of last year due to lower sales in both the medical and custom products segments.  Net income decreased by 23% during the second quarter to $1.1 million, or $0.38 per diluted share, compared with $1.4 million, or $0.48 per diluted share, in the same quarter of last year.  The decrease in net income was primarily the result of lower sales volumes.

Sales for the first half of fiscal 2009 declined 9% to $26.8 million compared with $29.4 million in the same period of last year.  The decline was due to lower sales volumes in both the medical and custom products segments.  Net income decreased by 20% during the first six months of fiscal 2009 to $1.9 million, or $0.69 per diluted share, compared with $2.4 million, or $0.84 per diluted share, in the same period of last year.

Sales
Second quarter sales in the medical segment decreased 19% to $9.3 million compared with $11.5 million in the same quarter of last year.  Medical sales were down from the second quarter of last year mainly due to lower volumes of private label support surfaces following the expiration of our Hill-Rom private label supply contract in May 2008.  Sales to Hill-Rom in the second quarter of fiscal 2009 were down 70% to $595,000 compared with $2.0 million in the second quarter of last year and represented 66% of the total sales decline in the medical segment for the second quarter.  In addition to the decline in private label support surface sales, sales of our PressureGuard® Easy Air® support surface decreased because a large order from a long-term care customer that shipped in last year’s second quarter was not repeated in this year’s second quarter.  Largely as a result of these two factors, sales of our core therapeutic support surface products declined 26% to $6.6 million during the second quarter compared with $8.9 million in the second quarter of last year.  Therapeutic support surfaces made up 70% of our medical sales in the second quarter compared with 77% in the second quarter of last year.

In other medical product lines, sales of seating products increased by 8% during the quarter compared with the second quarter of last year.  Patient positioner sales were down by 2%.  Sales of Selan® skin care products decreased by 4%, and mattress overlays decreased by 9%.  Total medical sales represented 70% of total company sales in the second quarter of this year compared with 73% in the second quarter of last year.

For fiscal 2009 year to date, medical sales declined 9% to $19.1 million from $21.0 million in the same period of last year.  The decrease was driven by lower sales of private label support surfaces as discussed above.  Excluding private label sales to Hill-Rom of $1.8 million in the first half of fiscal 2009 and $4.3 million in the first half of fiscal 2008, total medical sales would have increased by 4% to $17.3 million for the year-to-date period compared with $16.7 million for the prior-year period.  We believe it is useful to view medical sales results excluding the impact of the expired Hill-Rom contract in order to better judge the sales performance of the portion of our medical business that was unaffected by the private label contract expiration. Sales of therapeutic support surfaces, which include private label sales, fell by 19% during the period.  Year-to-date sales of medical mattress overlays and patient positioners increased by 14% and 25%, respectively.  Sales of seating products were up 20%, and Selan sales decreased by 10% for the first half of fiscal 2009 compared with the same period of last year.  The year-to-date sales gains in overlays, positioners and seating products were the result of sales price increases on certain product lines in October 2008 and January 2009 and accelerated purchasing in November and December 2008 by certain customers in advance of the January 1st sales price increase.

We launched our Risk Manager bedside safety mat in December 2008.  Initial customer response and sales have been very promising at $182,000 for the second quarter.  We believe other new product introductions and additions to our support surface and positioner product lines will contribute modestly to expected improvements in branded medical sales levels in the second half of this fiscal year.  However, expected sales increases in our branded medical product lines will be at least partially offset by lower sales of private label support surfaces due to the expiration of the Hill-Rom supply contract as described above.

Sales in the custom products segment were down 6% to $4.0 million in the second quarter of 2009 compared with $4.3 million in the second quarter of last year.  The majority of the custom products sales decline came from our industrial product lines.  Industrial sales declined 26% to $695,000 compared with $938,000 in the second quarter of last year due mainly to lower sales in the automotive market.  Consumer sales, which make up the other part of the custom products segment, declined 1% in the second quarter of this year to $3.3 million compared with $3.4 million in the second quarter of last year.  Consumer sales to Wal-Mart were up during the second quarter.  However, the increase was offset by lower sales to other consumer customers caused by the general weakness in retail sales.

Sales in the custom products segment for the first half of fiscal 2009 were down 9% to $7.6 million compared with $8.4 million for the first two quarters of fiscal 2008.  Consumer sales were down 7% to $6.1 million, and industrial sales declined 18% to $1.5 million.  For the remainder of fiscal 2009, we expect custom products sales to increase compared with the first half of fiscal 2009 and the last half of fiscal 2008 as a result of new consumer business with Sam’s Club, which began shipping in April 2009.

Gross Profit

Our gross profit decreased 14% to $4.8 million in the second quarter of fiscal 2009 compared with $5.5 million in the second quarter of last year.  However, our gross margin for the second quarter increased to 35.7% compared with 35.2% in the same period of last year.  For the first half of fiscal 2009, our gross margin increased to 35.4% compared with 34.6% in the same period of last year.  Our gross profit for the first half of fiscal 2009 declined 7% to $9.5 million from $10.2 million.  The decreases in gross profit for the second quarter and year-to-date periods were related to lower sales volumes which were partially offset by improved manufacturing efficiencies.  Improvements in raw material and labor usage, particularly in the lower-margin custom products segment, helped preserve and increase our gross margin even though sales were down.  We expect the gross margin for the full year of fiscal 2009 to be slightly higher than that of fiscal 2008.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses decreased 10% in the second quarter of fiscal 2009 to $2.1 million compared with $2.4 million in the prior year. The decreases were largely due to lower evaluation samples and freight expenses in the medical segment related to lower medical sales volume.  For the first half of fiscal 2009, selling and marketing expenses were flat at $4.3 million compared with the same period of last year.  We expect total sales and marketing expenses for fiscal 2009 to be slightly higher than those of fiscal 2008.

Research and development expenses increased 14% to $185,000 compared with $162,000 in the second quarter of fiscal 2008.  The increase resulted from new product development efforts in the medical segment.  Total research and development expenses for the first half of fiscal 2009 were flat at $354,000 compared to the first half of fiscal 2008.  We expect that total research and development expenses for fiscal 2009 will be slightly higher than those of fiscal 2008.

Administrative expenses decreased by 1% to $878,000 in the second quarter of fiscal 2009 compared with $888,000 in the second quarter of last year.  Administrative expenses for the year to date in fiscal 2009 increased 6% to $1.8 million compared with $1.7 million in the first half of last year.  The increase for the year-to-date was due to higher depreciation expense related to a new computer system and a reduction in the cash value of corporate-owned life insurance policies caused by recent stock market declines.  These expense increases were partially offset by a decline in property and casualty insurance premiums.  We expect administrative expenses for fiscal 2009 to be slightly higher than those of fiscal 2008.

Operating income decreased by 25% to $1.6 million in the second quarter from $2.1 million in the same quarter of last year primarily due to lower sales volumes.  For the fiscal year to date, total operating income declined 22% to $2.9 million compared with $3.8 in the same period of last year primarily for the same reason.

Non-Operating Income and Expenses
We generated net non-operating income of $1,000 in the second quarter of fiscal 2009 compared with net non-operating expense of $6,000 in the second quarter of last year.  The $7,000 change from expense to income was primarily caused by a $31,000 reduction in interest expense offset by a $17,500 reduction in a gain on the sale of equipment, which was included in last year’s second quarter.  For the first half of fiscal 2009, net non-operating expense was $500 compared with $36,000 in the same period of last year.  The change was caused by a $23,000 decline in investment income and the reduction in gain on sale of equipment mentioned above, offset by a $76,000 reduction in interest expense associated with the payoff in December 2008 of our revolving debt.  We expect the quarterly levels of net non-operating expense during the remainder of fiscal 2009 to be less than that of fiscal 2008.

Net Income and Dividends
Income from continuing operations decreased by 25% to $1.1 million, or $0.38 per diluted share, in the second quarter of fiscal 2009 compared with $1.4 million, or $0.49 per diluted share, in the same period of last year.  For the fiscal year to date in 2009, income from continuing operations declined 21% to $1.9 million, or $0.69 per diluted share, compared with $2.5 million, or $0.86 per diluted share, in the same period of last year.  The 2009 second quarter and year-to-date declines were caused by lower sales volume during the periods.

Net income, which includes discontinued operations, decreased 23% during the second quarter to $1.1 million, or $0.38 per diluted share, compared with $1.4 million, or $0.48 per diluted share, in the same quarter of last year.  Net income for the first half of fiscal 2009 decreased 20% to $1.9 million, or $0.69 per diluted share, compared with $2.4 million, or $0.84 per diluted share, in the first six months of fiscal 2008.  For fiscal 2009 year to date, the loss from discontinued operations was down by 97% to $1,000 (less than $0.01 per diluted share after taxes) compared with a loss of $44,000 (a $0.02 loss per diluted share after taxes) in the first half of last fiscal year.

During the first six months of fiscal 2009, we paid dividends of $493,000, or 25% of net income.  These payments represented two quarterly dividends of $0.09 per share.  During the first six months of fiscal 2008, we paid dividends of $445,000, or 18% of net income.  These payments represented two quarterly dividends of $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first six months of fiscal 2009 declined by 11% to $1.6 million compared with $1.8 million in the same period of last year.  The decrease in cash flow compared with the first half of last year was caused primarily by the decline in net income during the period.  Changes in working capital accounts also reduced cash flow during the first half of fiscal 2009 and consisted of the following: a reduction in accounts receivable related to lower sales volume, an increase in inventory related to new consumer business, a decrease in accounts payable and accrued expenses caused by normal monthly fluctuations, and the payment in the second quarter of various accrued expenses.  Cash provided by operations was used during the first two quarters of fiscal 2009 to repay $700,000 of long-term debt and to fund dividends of $493,000, capital expenditures of $217,000 and share repurchases of $356,000.

Working capital increased by $715,000, or 9%, to $8.8 million at the end of the second quarter compared with $8.0 million at the end of last fiscal year.  The increase was primarily caused by lower balances in accounts payable and accrued and sundry liabilities which were partially offset by a reduction in accounts receivable as discussed above.  The current ratio at quarter end increased to 3.1 from 2.5 at fiscal year end 2008.

Accounts receivable, net of allowances, decreased by $918,000, or 12%, to $6.9 million at the end of the second quarter of fiscal 2009 compared with $7.8 million at fiscal year end 2008.  The decrease was caused by lower sales levels during 2009.  Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 45 days for the year-to-date in fiscal 2009 compared with 41 days for the first six months of fiscal 2008.  All of our accounts receivable are unsecured.

Inventories increased by $342,000, or 9%, to $4.3 million at the end of the second quarter of fiscal 2009 compared with $4.0 million at fiscal year end 2008.  The increase occurred primarily in the category of custom products finished goods as we built inventory for new consumer business with Sam’s Club, which began shipping in April 2009.  Because of the timing of the new consumer business, inventory levels were elevated at the end of the second quarter.  Inventory should return to more normal levels during the last half of fiscal 2009.  Inventory turns, calculated using annualized cost of goods sold, for the first half of fiscal 2009 were 8.3 times compared with 9.7 times for the full fiscal year in 2008. (Average days cost of sales in inventory were 43.8 for the first half of fiscal 2009 compared with 37.4 for the full fiscal year in 2008.)  We expect total inventory levels during fiscal 2009 to be lower than those of fiscal 2008.

Prepaid expenses increased by $352,000 to $404,000 at March 28, 2009 compared with $52,000 at the end of fiscal 2008 as a result of the payment of property and casualty insurance premiums.

Net property and equipment decreased by $155,000 to $6.4 million at the end of the second quarter of fiscal 2009 as the result of the combination of normal depreciation expense of $372,000 and capital expenditures of $217,000.  We expect that capital expenditures during fiscal 2009 will be lower than 2008 levels.

Other assets decreased $93,000 to $2.2 million compared with $2.3 million at fiscal year end 2008 due mainly to a decrease in the cash value of life insurance policies.

Our trade accounts payable decreased by $622,000, or 25%, to $1.9 million compared with fiscal year end 2008 due to normal monthly fluctuations in the timing of purchases and payments.  Accrued and sundry liabilities decreased by $512,000, or 19%, to $2.2 million compared with fiscal year end 2008 due to payments of previously accrued expenses in the categories of vendor rebates, profit sharing and property taxes.

During the first quarter of fiscal 2009, we fully repaid our revolving line of credit, reducing the balance from $700,000 at fiscal year end.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to this agreement as of March 28, 2009.

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

In November 2007, we announced a program to repurchase up to 5% (138,772 shares) of our outstanding common stock.  In February 2009, we expanded the repurchase program by 100,000 additional shares, authorizing a total repurchase program of 238,772 shares.  Pursuant to this program during the first six months of fiscal 2009, we repurchased 34,238 shares of our outstanding common stock at a total cost of $356,000 or an average cost per share of $10.39.  Our total stock repurchases from November 2007 to March 2009 were 98,499 shares at a total cost of $1.1 million or an average cost per share of $11.20.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are authorized to repurchase an additional 140,273 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2009 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in fiscal 2009.  The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Recent declines in oil prices and a weakening economy have created expectations for potential decreases in raw material costs.  We have experienced small price decreases in several of our raw materials during the first half of fiscal 2009.  At present, prices for our key raw materials appear to have stabilized.  However, these prices could increase again if oil prices rise significantly.  In addition, we have received requests from customers to decrease our sales prices in response to lower raw material costs.  It is therefore difficult to predict the impact that possible future raw material cost changes might have on our profitability.  The effect of any deflation in raw material costs will depend on the extent to which we have to lower selling prices of our products to respond to sales price competition in the market.  We currently expect that neither inflation nor deflation will have a significant impact on our operations in fiscal 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk through the cash value of life insurance.  As of March 28, 2009, our other assets included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not be large enough to have a material impact on our total assets or total shareholder’s equity, but they could be large enough to have a material impact on our pre-tax operating earnings. During the six months ended March 28, 2009, cash value of life insurance decreased by 9%, creating expense of approximately $166,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  The current margin is 85 basis points.  Interest is payable monthly.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility.  We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009.  Unless we borrow under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2009, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 28, 2009.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 28, 2008 – January 31, 2009	1,372	9.99	1,372	147,342
February 1, 2009 – February 28, 2009	4,100	9.18	4,100	143,242
March 1, 2009 – March 28, 2009	2,969	8.44	2,969	140,273
Total	8,441	9.05	8,441	140,273

On February 23, 2009, we awarded each non-employee director 1,000 shares of our common stock as part of their regular annual compensation pursuant to the Company's 2005 Non-Employee Director Stock Plan.  Also in accordance with the plan, as compensation for additional duties, the chairman of the board received an additional 1,000 shares, and the chairman of the audit committee received an additional 500 shares.  The total of 8,500 shares were issued, which were valued at $73,908 (based on a price of $8.70 per share, the closing price for the Company’s common stock on the issue date).  We do not register the shares issued to non-employee Directors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration stock issuances not involving a public offering.

The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  On February 17, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources, which description is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 12, 2009.  At this meeting, Guy R. Guarch, Thomas D. Henrion and Linda D. Norman were elected to three-year terms as directors.  The voting details are as follows:

Nominee	For	Against	Abstain	Broker Non-Votes
Guy R. Guarch	2,402,838	15,057	0	0
Thomas D. Henrion	2,389,647	28,248	0	0
Linda D. Norman	2,397,895	20,000	0	0

Robert H. Dick, James D. Ferguson, and Robert B. Johnston continued in office as directors with terms expiring in 2010.  Richard C. Coggins, Thomas F. Grady, Jr. and Dan R. Lee continued in office as directors with terms expiring in 2011.

Item 6.     Exhibits –

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

DATE:     May 12, 2009