Form 10-Q
period 2009-06-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2009-08-11
CIK 718924

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
___________________________________

FORM 10-Q
____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, No Par Value – 2,720,700 shares as of 08/07/09

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	June 27,	September 27,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,748,818	$833,714
Securities available for sale - Note 2	501,241	-
Accounts receivable, net of allowances of $168,000
(June 27, 2009) and $235,000 (Sept. 27, 2008)	6,885,859	7,771,366
Inventories - Note 3	4,129,785	3,990,999
Deferred income taxes	683,000	683,000
Prepaid expenses	245,026	51,964
Total current assets	14,193,729	13,331,043

Property and equipment, net - Note 4	6,284,356	6,569,091
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,380,204	2,288,589
	$24,782,420	$24,112,854

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,660,727	$2,528,934
Accrued and sundry liabilities	3,048,206	2,753,771
Total current liabilities	4,708,933	5,282,705

Long-term debt	-	700,000
Deferred income taxes	45,000	45,000
Deferred compensation	719,695	752,684
Total long-term liabilities	764,695	1,497,684

Total liabilities	5,473,628	6,780,389

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,722,322
(June 27, 2009) and 2,759,077 (Sept. 27, 2008)	912,575	1,308,847
Additional paid-in capital	595,278	563,304
Retained earnings	17,800,939	15,460,314
Total shareholders' equity	19,308,792	17,332,465
	$24,782,420	$24,112,854

Note:  The Balance Sheet at September 27, 2008 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$14,327,206	$14,851,973	$41,095,924	$44,286,500
Cost of goods sold	9,323,297	9,896,585	26,627,606	29,139,894
Gross profit	5,003,909	4,955,388	14,468,318	15,146,606

Selling and marketing expenses	2,248,356	2,255,590	6,597,184	6,608,993
Research and development expenses	253,490	148,208	607,672	503,491
General and administrative expenses	754,177	780,095	2,571,445	2,490,481
	3,256,023	3,183,893	9,776,301	9,602,965

Operating income	1,747,886	1,771,495	4,692,017	5,543,641

Non-operating income (expense):
Investment income and other	3,939	4,598	7,621	49,123
Interest (expense)	-	(16,318)	(4,174)	(96,724)
Net non-operating income (expense)	3,939	(11,720)	3,447	(47,601)

Income from continuing operations before income taxes	1,751,825	1,759,775	4,695,464	5,496,040
Income taxes on continuing operations	596,000	598,000	1,596,000	1,868,000
Income from continuing operations	1,155,825	1,161,775	3,099,464	3,628,040

(Loss) from discontinued operations, net of income taxes	(19,157)	(3,737)	(20,622)	(47,703)

Net income	$1,136,668	$1,158,038	$3,078,842	$3,580,337

Earnings per share of common stock - Note 8
Income from continuing operations:
Basic	$0.42	$0.42	$1.13	$1.31
Diluted	$0.41	$0.41	$1.11	$1.26

(Loss) from discontinued operations:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Net income:
Basic	$0.42	$0.42	$1.13	$1.29
Diluted	$0.41	$0.41	$1.10	$1.25

Dividends per common share	$0.09	$0.09	$0.27	$0.25

Weighted average shares outstanding:
Basic	2,727,860	2,774,655	2,734,463	2,774,963
Diluted	2,802,385	2,857,568	2,802,648	2,874,061

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Operating activities:
Net income	$3,078,842	$3,580,337
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	628,357	542,420
Provision for losses on accounts receivable	(56,309)	63,500
Gain on sale of property and equipment	(931)	(17,500)
Decrease in cash value of life insurance	95,950	57,035
Deferred compensation	(32,989)	(30,544)
Stock compensation expense	31,974	32,482
Changes in operating assets and liabilities:
Accounts receivable	940,575	(1,003,549)
Inventories	(138,786)	211,882
Prepaid expenses and other assets	(327,945)	(79,710)
Accounts payable and accrued expenses	(566,519)	(333,700)
Net cash provided by operating activities	3,652,219	3,022,653

Investing activities:
Purchases of marketable securities	(500,000)	-
Purchases of property and equipment	(280,921)	(569,267)
Proceeds from sale of property and equipment	931	17,500
Payments for other assets	(41,475)	(54,087)
Net cash used for investing activities	(821,465)	(605,854)

Financing activities:
Dividends paid	(738,217)	(694,552)
Repayment of long-term debt	(700,000)	(1,600,000)
Purchase and retirement of common stock	(483,670)	(638,171)
Common stock issued upon exercise of options	6,237	213,087
Net cash used for financing activities	(1,915,650)	(2,719,636)

Increase (Decrease) in cash and cash equivalents	915,104	(302,837)
Cash and cash equivalents at beginning of period	833,714	808,864
Cash and cash equivalents at end of period	$1,748,818	$506,027

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
June 27, 2009

1.  BASIS OF PRESENTATION
We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009.  For further information, refer to our Annual Report on Form 10-K for the year ended September 27, 2008.

STOCK-BASED COMPENSATION
We account for stock-based payments under Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants.  We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted.  Under this method, the fair value of any outstanding but unvested options as of the adoption date is expensed over the remaining vesting period.

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

2.   SECURITIES AVAILABLE FOR SALE
The variable rate demand note included in securities available for sale at June 27, 2009 was carried at aggregate cost which approximated market.

3.  INVENTORIES
The components of inventories are as follows:

	June 27, 2009	Sept. 27, 2008
Raw materials	$2,894,935	$2,825,817
Finished goods	1,234,850	1,165,182
	$4,129,785	$3,990,999

4.  PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

	June 27, 2009	Sept. 27, 2008
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,791,504	6,783,714
Machinery and equipment	6,883,944	6,613,918
Furniture and fixtures	490,880	487,775
Automobiles	9,520	9,520
	15,132,264	14,851,343
Less accumulated depreciation	8,847,908	8,282,252
	$6,284,356	$6,569,091

5.  OTHER ASSETS
Other assets consist of the following:

	June 27, 2009	Sept. 27, 2008
Patents and trademarks, net of accumulated
amortization of $1,490,292 (June 27, 2009)
and $1,435,091 (Sept. 27, 2008)	$302,710	$316,435
Cash value of life insurance policies	1,741,919	1,837,869
Other	335,575	134,285
	$2,380,204	$2,288,589

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

Changes in our product warranty liability for the nine months ended June 27, 2009 and June 28, 2008 are as follows:

	Nine Months Ended
	June 27, 2009	June 28, 2008
Accrued liability at beginning of period	$365,721	$332,881
Increases in reserve	442,064	385,165
Expenses	(370,064)	(316,325)
Accrued liability at end of period	$437,721	$401,721

7.  IMPAIRMENT OF SAFETY CATHETER ASSETS
In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000, which reduced the book value of our safety catheter assets to zero.  Accordingly, the safety catheter segment was reclassified and shown as a discontinued operation.

We have ceased the use of the safety catheter assests and are committed to a plan of sale or abandonment.  We are still engaged in efforts to sell these assets in order to maximize any value that might currently remain.  However, we have no offers pending and can give no assurance that the assets will eventually be sold.  If the assets are not eventually sold, they will be abandoned and disposed of.

8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,155,825	$1,161,775	$3,099,464	$3,628,040
(Loss) from discontinued operations, net of income taxes	(19,157)	(3,737)	(20,622)	(47,703)
Net income	$1,136,668	$1,158,038	$3,078,842	$3,580,337

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,727,860	2,774,655	2,734,463	2,774,963
Effect of dilutive securities:
Employee stock options and restricted stock	74,525	82,913	68,185	99,098
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,802,385	2,857,568	2,802,648	2,874,061

Income per share from continuing operations:
Basic	$0.42	$0.42	$1.13	$1.31
Diluted	$0.41	$0.41	$1.11	$1.26

(Loss) per share from discontinued operations,
net of income taxes:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Net income per share:
Basic	$0.42	$0.42	$1.13	$1.29
Diluted	$0.41	$0.41	$1.10	$1.25

9.  OPERATIONS AND INDUSTRY SEGMENTS
For management and financial reporting purposes, we divide our operating business into two segments: medical and custom products.  This industry segment information corresponds to the markets primarily in the United States and Canada for which we manufacture and distribute our products and therefore complies with the requirements of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net sales:
Medical	$9,143,940	$10,777,927	$28,276,524	$31,821,850
Custom products	5,183,266	4,074,046	12,819,400	12,464,650
Total	$14,327,206	$14,851,973	$41,095,924	$44,286,500

Operating profit:
Medical	$1,320,260	$1,776,955	$4,133,367	$6,040,869
Custom products	551,575	180,225	1,259,733	198,681
Total	1,871,835	1,957,180	5,393,100	6,239,550

Corporate expense	(123,949)	(185,685)	(701,083)	(695,909)
Other income (expense)	3,939	(11,720)	3,447	(47,601)
Income from continuing operations before income taxes	$1,751,825	$1,759,775	$4,695,464	$5,496,040

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

RESULTS OF OPERATIONS

Overview
Sales for the third quarter of fiscal 2009 declined 4% to $14.3 million compared with $14.9 million in the third quarter last year due primarily to a decline in sales in the medical segment that was partially offset by higher sales in the custom products segment.  The 4% decrease in sales was caused mainly by the recent expiration of a supply contract for private label therapeutic support surfaces that made up $1.5 million of our medical sales during the third quarter last year.  Net income was down by 2% during the third quarter to $1.14 million, or $0.41 per diluted share, compared with $1.16 million, or $0.41 per diluted share, in the same quarter last year.  The earnings decline in the third quarter was caused mainly by lower sales volume in the medical segment.

Sales for the first nine months of fiscal 2009 declined 7% to $41.1 million compared with $44.3 million in the same period last year.  The decline was due to lower sales volumes in the medical segment primarily caused by lower sales of private label support surfaces related to the expired sales contract discussed above.  Net income decreased by 14% during the first nine months of fiscal 2009 to $3.1 million, or $1.10 per diluted share, compared with $3.6 million, or $1.25 per diluted share, in the same period last year.

Sales
Medical sales decreased 15% to $9.1 million in the third quarter this year compared with $10.8 million in last year’s third quarter.  Of the $1.7 million decline in medical sales during the quarter, $1.3 million (or 81% of the decline) was related to the expired private label supply contract with Hill-Rom, which has been previously disclosed.  Sales of private-label support surfaces to Hill-Rom were $202,000 in the third quarter this year, down from $1.5 million in the third quarter last year.  Excluding the effect of the expired contract in both periods, medical sales would have declined only 3% to $8.9 million compared with $9.3 million in the third quarter last year.  We believe it is useful to view medical sales results excluding the impact of the expired Hill-Rom contract in order to better judge the sales performance of the portion of our medical business that was unaffected by the private label contract expiration.

Most of the remaining decline in medical sales occurred in our lines of Geo-Mattress® therapeutic support surfaces that were negatively affected by a slowdown in capital purchases among many of our medical customers.  Therapeutic support surfaces made up 69% of our medical sales in the third quarter compared with 74% in the third quarter last year.

In addition, sales of our PressureGuard® powered therapeutic support surfaces were up 4% in the third quarter this year compared with the third quarter last year due to modest growth in our PressureGuard APM® and Easy Air® product lines.  Medical overlay sales were down 16%, and patient positioner sales declined 12%.  Selan skin care sales grew by 1%, and sales of seating products were up by 2%.  Medical sales made up 64% of total company sales in the third quarter of this year compared with 73% in the third quarter last year.  We believe medical sales in the fourth quarter of fiscal 2009 will be similar to third quarter fiscal 2009 levels.

For fiscal 2009 year to date, medical sales declined 11% to $28.3 million from $31.8 million in the same period last year.  The decline in medical sales was due to the expiration of the private label Hill-Rom contract, which represented $2.0 million in sales for the year to date this year compared with $5.8 million in the same period last year.  Excluding the effect of the expired contract, medical sales for the first nine months of fiscal 2009 would have increased by 1% to $26.3 million compared with $26.0 million in the same period last year.

Sales of therapeutic support surfaces, which include private label products, fell by 20% during the nine months ended June 27, 2009.  Year-to-date sales of medical mattress overlays and patient positioners increased by 3% and 11%, respectively.  Sales of seating products were up 13%, and Selan sales decreased by 6% for the first nine months of fiscal 2009 compared with the same period last year.

We launched our Risk Manager bedside safety mat in December 2008.  Initial customer response and sales have been very promising at $300,000 for the third quarter.  We believe other new product introductions and additions to our support surface and positioner product lines will contribute modestly to sales levels in the fourth quarter of 2009.  However, expected sales increases in our branded medical product lines will be at least partially offset by lower sales of private label support surfaces due to the expiration of the Hill-Rom supply contract.

Sales in the custom products segment rose 27% to $5.2 million in the third quarter of fiscal 2009 compared with $4.1 million in the third quarter last year.  The custom products sales growth was due to strong performance among our consumer product lines, which increased 46% in the third quarter to $4.4 million compared with $3.0 million in the third quarter last year.  Most of the consumer sales increase came from our new business with Sam’s Club.

Early in 2009, Span-America was selected as one of three companies that would compete to supply consumer mattress pads to Sam’s Club.  We began shipping the new products in April, and our sales to Sam’s in the third quarter of fiscal 2009 were $1.7 million.  We learned in late June that one of the three competing suppliers had been eliminated from the competition.  Then in August, we were told that Sam’s had selected an offshore company as their sole remaining supplier of mattress pads and that Span-America would not be a continuing supplier to Sam’s.  Our ongoing business with Wal-Mart is unaffected by the Sam’s decision.  We plan to sell the remaining Sam’s-related inventory, and we do not expect significant write-offs or charges in the fourth fiscal quarter related to the loss of the Sam’s business.

Within the custom products segment, the third quarter increase in consumer sales was offset somewhat by lower sales of industrial product lines.  Industrial sales declined 28% to $745,000 compared with $1.0 million in the third quarter last year due to lower demand from our customers in the automotive, water sports and packaging markets.  Our industrial sales have been the most sensitive to the downturn in the economy.

For the first nine months of fiscal 2009, sales in the custom products segment increased 3% to $12.8 million compared with $12.5 million for the same period last year.  The increase was due to higher consumer sales, which rose 10% to $10.6 million partially due to the Sam’s Club program.  The increase in consumer sales was partially offset by a 21% decline in sales of industrial products to $2.2 million compared with $2.8 million in the same period last year.

We expect custom products sales in the fourth quarter of fiscal 2009 to be lower than those of the just completed third fiscal quarter primarily due to the loss of the Sam's Club business.

Gross Profit
Our gross profit increased 1% to $5.0 million in the third quarter of fiscal 2009 compared with $4.96 million in the third quarter last year.  The gross margin also increased to 34.9% in the third quarter this year compared with 33.4% last year.  The gross profit and gross margin performance in the third quarter benefited from declines in labor and manufacturing overhead costs as we continue to achieve efficiency improvements from implementing lean manufacturing concepts.  Raw material costs increased slightly as a percent of sales in the third quarter due primarily to the shift in sales mix.

For the first nine months of fiscal 2009, our gross margin increased to 35.2% compared with 34.2% in the same period last year.  Our gross profit for the first nine months of fiscal 2009 declined 4% to $14.5 million from $15.1 million in the same period last year.  Improvements in labor efficiency and raw material usage, particularly in the lower-margin custom products segment, helped increase our gross margin even though total sales were down.  We expect the gross margin for the full year of fiscal 2009 to be slightly higher than that of fiscal 2008.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses remained level at $2.3 million for the third quarter of fiscal 2009 compared with the same quarter last year.  For the first nine months of fiscal 2009, selling and marketing expenses were flat at $6.6 million compared with the same period last year.  We expect total sales and marketing expenses for fiscal 2009 to be similar to those of fiscal 2008.

Research and development expenses increased 71% to $253,000 compared with $148,000 in the third quarter of fiscal 2008.  The increase in R&D expenses was related to prototype and testing costs for several new product development projects in the medical segment.  For the same reason, R&D expenses for the first nine months of fiscal 2009 increased 21% to $608,000 compared with $503,000 in the first nine months of fiscal 2008.  We expect that total R&D expenses for fiscal 2009 will be higher than those of fiscal 2008.

Administrative expenses decreased by 3% to $754,000 in the third quarter of fiscal 2009 compared with $780,000 in the third quarter last year.  Administrative expenses for the year-to-date in fiscal 2009 increased 3% to $2.6 million compared with $2.5 million in the first nine months last year.  The year-to-date increase was due to a reduction in the cash value of corporate-owned life insurance policies (which is shown as an administrative expense) caused by stock market declines and higher depreciation expense related to a new enterprise resource planning computer system.  These expense increases were partially offset by a decline in property and casualty insurance cost.  We expect administrative expenses for fiscal 2009 to be slightly higher than those of fiscal 2008.

Operating income decreased by 1% to $1.75 million in the third quarter from $1.77 million in the same quarter last year primarily due to higher research and development costs ($105,000), offset partially by a decline in administrative expenses ($26,000) compared with the third quarter last year.  For the fiscal year to date, total operating income declined 15% to $4.7 million compared with $5.5 million in the same period last year primarily due to lower sales volume in the medical segment.

Non-Operating Income and Expenses
We generated net non-operating income of $4,000 in the third quarter of fiscal 2009 compared with net non-operating expense of $12,000 in the third quarter last year.  The $16,000 change from expense to income was primarily caused by a $16,000 reduction in interest expense.  For the first nine months of fiscal 2009, net non-operating income was $3,000 compared with $48,000 of expense in the same period last year.  The change was caused by a $24,000 decline in investment income and a $17,000 lower gain on sale of equipment, offset by a $93,000 reduction in interest expense associated with the payoff in December 2008 of our revolving debt.  We expect net non-operating income in the fourth quarter of fiscal 2009 to be similar to third quarter fiscal 2009 levels.

Net Income and Dividends
Income from continuing operations was flat at $1.16 million, or $0.41 per diluted share, in the third quarter this year and last year.  For the fiscal year to date in 2009, income from continuing operations declined 15% to $3.1 million, or $1.11 per diluted share, compared with $3.6 million, or $1.26 per diluted share, in the same period last year.  The 2009 year-to-date decline was caused by lower medical sales volume during the period.

Net income, which includes discontinued operations, decreased 2% during the third quarter to $1.14 million, or $0.41 per diluted share, compared with $1.16 million, or $0.41 per diluted share, in the same quarter last year.  Net income for the first nine months of fiscal 2009 decreased 14% to $3.1 million, or $1.10 per diluted share, compared with $3.6 million, or $1.25 per diluted share, in the first nine months of fiscal 2008.  For fiscal 2009 year to date, the loss from discontinued operations was down by 57% to $21,000 (a $0.01 loss per diluted share after taxes) compared with a loss of $48,000 (a $0.02 loss per diluted share after taxes) in the first nine months of last fiscal year.  The 2009 expenses for the discontinued safety catheter segment were primarily for patent maintenance fees.

During the first nine months of fiscal 2009, we paid dividends of $738,000, or 24% of net income.  These payments represented three quarterly dividends of $0.09 per share.  During the first nine months of fiscal 2008, we paid dividends of $695,000, or 19% of net income.  These payments represented two quarterly dividends of $0.08 per share and one of $0.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first nine months of fiscal 2009 increased by 21% to $3.7 million compared with $3.0 million in the same period last year.  The increase in cash flow compared with the first nine months of last year was caused primarily by a decrease in accounts receivable during the first nine months of fiscal 2009.  Cash provided by operations was used during the first three quarters of fiscal 2009 to repay $700,000 of long-term debt, to fund dividends of $738,000, to purchase marketable securities of $500,000, and to fund capital expenditures of $281,000 and share repurchases of $484,000.

Working capital increased by $1.4 million, or 18%, to $9.5 million at the end of the third quarter compared with $8.0 million at the end of last fiscal year.  The growth in working capital was caused by increases in cash and securities available for sale and lower balances in accounts payable which were partly offset by the reduction in accounts receivable as discussed above.  The current ratio at quarter end increased to 3.0 from 2.5 at fiscal year end 2008.

Accounts receivable, net of allowances, decreased by $886,000, or 11%, to $6.9 million at the end of the third quarter of fiscal 2009 compared with $7.8 million at fiscal year end 2008.  The decrease was caused by lower sales levels during the third quarter of fiscal 2009.  Days sales outstanding (or average collection time), calculated using a monthly average for our trade accounts receivable, remained at 44 days for the year to date in fiscal 2009 compared with 44 days for the full fiscal year of 2008.  All of our accounts receivable are unsecured.

Inventories increased by $139,000, or 3%, to $4.1 million at the end of the third quarter of fiscal 2009 compared with $4.0 million at fiscal year end 2008.  Inventory turns, calculated using annualized cost of goods sold, for the first nine months of fiscal 2009 were 8.7 times compared with 9.7 times for the full fiscal year in 2008.  The increase in inventory balances and the corresponding decrease in inventory turns were caused mostly by higher levels of raw materials and finished goods for consumer products, which in turn was related to the Sam’s Club program.  Average days cost of sales in inventory were 41.6 for the first nine months of fiscal 2009 compared with 37.4 for the full fiscal year in 2008.  We expect total inventory levels at the end of fiscal 2009 to be similar to those of fiscal year end 2008.

Prepaid expenses increased by $193,000 to $245,000 at June 27, 2009 compared with $52,000 at the end of fiscal 2008 as a result of the payment at the beginning of fiscal 2009 of property and casualty insurance premiums.

Net property and equipment decreased by $285,000 to $6.3 million at the end of the third quarter of fiscal 2009 as a result of depreciation expense of $566,000 partially offset by capital expenditures of $281,000.  We expect that capital expenditures during fiscal 2009 will be lower than 2008 levels.

Other assets increased $92,000 to $2.4 million compared with $2.3 million at fiscal year-end 2008 due mainly to an increase in deposits, partially offset by a decrease in the cash value of life insurance policies.

Our trade accounts payable decreased by $868,000, or 34%, to $1.7 million compared with fiscal year end 2008 due to normal monthly fluctuations in the timing of purchases and payments.  Accrued and sundry liabilities increased by $294,000, or 11%, to $3.0 million compared with fiscal year end 2008 due to increases in accrued incentive compensation and income taxes payable.

During the first quarter of fiscal 2009, we fully repaid our revolving line of credit, reducing the balance from $700,000 at fiscal year end.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to this agreement as of June 27, 2009.

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

In November 2007, we announced a program to repurchase up to 5% (138,772 shares) of our outstanding common stock.  In February 2009, we expanded the repurchase program by 100,000 additional shares, authorizing a total repurchase program of 238,772 shares.  Pursuant to this program during the first nine months of fiscal 2009, we repurchased 46,520 shares of our outstanding common stock at a total cost of $484,000 or an average cost per share of $10.40.  Our total stock repurchases from November 2007 through June 2009 were 110,781 shares at a total cost of $1.2 million or an average cost per share of $11.11.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are authorized to repurchase an additional 127,991 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2009 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations for the remainder of fiscal 2009.  The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, and our purchase volumes.  We have experienced price decreases in several of our raw materials during the first nine months of fiscal 2009.  We expect no further price decreases and believe that raw material prices could increase if oil prices rise significantly.  In addition, we have received requests from customers to decrease our sales prices in response to lower raw material costs.  It is therefore difficult to predict the impact that possible future raw material cost changes might have on our profitability.  The effect of any deflation in raw material costs will depend on the extent to which we have to lower selling prices of our products to respond to sales price competition in the market.  However, based on recent increases in oil prices and information from our primary foam suppliers, we believe that foam raw material prices could increase in the fall.  We currently expect that neither inflation nor deflation will have a significant impact on our operations for the remainder of fiscal 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in two areas: short-term investments and cash value of life insurance.  As of June 27, 2009, we had short-term investments of $501,000, which were classified as available for sale. These investments consisted of high quality and highly liquid bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on the bonds is a floating rate which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven days after the trade date.  Using the level of securities available for sale at June 27, 2009, a 100 basis point increase or decrease in interest rates for one year would increase or decrease after-tax earnings by approximately $3,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of June 27, 2009, our other assets included $1.7 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not be large enough to have a material impact on our total assets or total shareholder’s equity, but they could be large enough to have a material impact on our pre-tax operating earnings.  During the nine months ended June 27, 2009, cash value of life insurance decreased by 5%, creating expense of approximately $98,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  The current margin is 85 basis points.  Interest is payable monthly.  There is no unused commitment fee associated with the line of credit.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility.  We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009.  Unless we borrow under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2009, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 27, 2009.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
March 29, 2009 – May 2, 2009	3,795	$9.10	3,795	136,478
May 3, 2009 – May 30, 2009	4,943	10.90	4,943	131,535
May 31, 2009 – June 27, 2009	3,544	11.19	3,544	127,991
Total	12,282	$10.43	12,282	127,991

The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  The program may be suspended or discontinued at any time.

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

DATE:     August 10, 2009