Form 10-K
period 2009-10-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2009-12-29
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 3, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐                                                               Accelerated Filer ☐
Non-Accelerated Filer ☒                                                                Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,749,935.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 22, 2009 was 2,715,101.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 12, 2010 are incorporated by reference into Part III.

PART I

Item 1.  Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company” or “Span-America”).  These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations.  These forward-looking statements therefore involve numerous risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties in our business.  Such risks include, but are not limited to, the “Risk Factors” described in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings.  We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970.  We manufacture and distribute a variety of therapeutic support surfaces and related products utilizing polyurethane and other foam products for the medical, consumer and industrial markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners and later expanded our product lines to include foam mattress overlays for the wound care market primarily in acute care hospitals.  Wound care products aid in the treatment or prevention of pressure ulcers and diabetic ulcers commonly known as bedsores.  In the late 1970s, we also began producing foam products for industrial applications.  In 1985, we introduced the patented Geo-Matt® therapeutic mattress overlay in the health care market, which became one of our leading products.  During the same time period, we began selling convoluted foam mattress overlay products to consumer bedding retailers throughout the United States.

We entered the replacement mattress segment of the medical market in 1992 by acquiring certain assets of Healthflex, Inc., including its PressureGuard® II therapeutic support surface.  We have since significantly expanded the PressureGuard product line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell directly and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the Unites States and Canada.

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

Our products are distributed in the United States and, to a lesser degree, in several foreign countries.  Total export sales during fiscal 2009 were approximately $2.4 million or 4.3% of total net sales.  The majority of our export sales occurred in Canada.  See Note 18 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report.

We maintain a website at http://www.spanamerica.com.  Our reports and other filings made with the SEC are available free of charge on our website, which includes a link to the Company’s filings in the SEC’s EDGAR filing database.

Industry Segment Data

Please see Note 18 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales.

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered therapeutic support surfaces), patient positioners, seating products and Selan® skin care products.  We sell these products primarily in North America to customers in the major segments of the health care market, including acute care hospitals, long-term care facilities and home health care providers.    Sales of medical products represented 68% of total net sales in fiscal 2009, 72% of total net sales in fiscal 2008 and 71% of total net sales in fiscal 2007.

Mattress Overlays.  Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay.  Span-America's overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex therapeutic support surfaces.  Our mattress overlays disperse body heat, increase air circulation beneath the patient and reduce moisture accumulation to aid in the prevention and treatment of pressure ulcers.  Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient's body weight, thereby reducing the localized pressure that can cause ulcers.  The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. Mattress overlays comprised approximately 7% of total net sales in fiscal 2009.  These products are designed to provide patients with greater comfort and to assist in treating patients who have developed or are susceptible to developing pressure ulcers.  The mattress overlays are designed for single patient use.

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

In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces.  In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales.  The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped.  We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients.

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

In addition to the non-powered, static PressureGuard Renew®, we offer the PressureGuard CFT®.  This model incorporates patented design principles of constant force technology.  The PressureGuard CFT is unique in that it is a dynamic support surface that rivals more expensive powered surfaces in effectiveness, yet it requires no power source.

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

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure mattress.  The APM is targeted primarily at the long-term care and home care markets.  In 2000, we added a more feature-rich version of this mattress called the PressureGuard APM2.  In 2003, we further upgraded the APM2 products with new features such as the addition of the Deluxe control unit.  The APM2 gives caregivers the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel.  In fiscal 2009, the APM2 was our highest selling medical product line.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss mattresses.  The Easy Air incorporates several patented design innovations, which we believe allow it to overcome common performance compromises inherent in competitive low-air-loss products.  Additionally, the Easy Air was independently documented to outperform all leading competitors at that time in controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace (see Ostomy/Wound Management, January 2003, Volume 49, Issue 1, pp. 32-42).

We sell all of the powered products in the PressureGuard Series to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market.  We also sell the PressureGuard products in the acute care market, but in much smaller quantities than in the long-term care and home care markets.

In fiscal 2004, we began working with Hill-Rom Company, Inc. (now Hill-Rom Holdings, Inc. (NYSE:HRC)) to develop a private-label version of our PressureGuard CFT therapeutic support surface to be sold under the Hill-Rom name primarily to acute care hospitals.  Hill-Rom, formerly a division of Hillenbrand Industries, is a major supplier of hospital beds and various other types of patient care equipment.  Since the initial work in 2004, we expanded the private label CFT line to include several other therapeutic support surfaces with additional features designed and manufactured to meet Hill-Rom’s specifications.  As a result of the private label sales to Hill-Rom, the PressureGuard CFT support surfaces became our fastest growing product line in fiscal years 2006 and 2007.  Our original supply agreement with Hill-Rom expired in May 2008, and Hill-Rom decided to add competing support surfaces to broaden their product line.  We signed a new, short-term agreement in July 2008, primarily to provide a structure for an orderly wind down of our supply relationship with Hill-Rom.  The new agreement was cancelled by Hill-Rom in April 2009 as their transition neared completion.  Our sales to Hill-Rom in fiscal 2009 were $2.0 million.  We expect sales to Hill-Rom in fiscal 2010 to be minimal.  We continue to offer private label versions of selected medical products to other customers, depending on market conditions and customer interest.

Therapeutic support surfaces and related products made up approximately 46% of total Company net sales in fiscal 2009, 54% in fiscal 2008, and 54% in fiscal 2007.

Patient Positioners.  We sell our specialty line of patient positioners primarily under the trademark Span-Aids®.  Span-Aids accounted for approximately 7% of our total net sales in fiscal 2009.  This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation.  Span-Aids patient positioners hold a patient's body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition.  The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture.  Span-Aids are intended for single-patient use throughout a patient's entire treatment program.  Among the Span-Aids products that we presently market are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.  We sell patient positioners primarily to hospitals and long-term care facilities through several national medical products distributors.

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

Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions.  Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour® cushion, the Equalizer®, and the EZ-Dish®.  The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base.  Like the Isch-Dish, the Equalizer is covered for reimbursement by the Medicare system.  This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists.  The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients.  The Geo-Wave® Cushion assists with positioning and pressure reduction for patients using specialty recliners and Geri-chairs.  The Short-Wave® seat and back cushion reduces shear and assists with patient positioning in standard wheelchairs.

Seating products designed to address pressure management without additional positioning benefits include the Gel-T® cushion and the Geo-Matt and Geo-Matt PRT® wheelchair cushions.  The Gel-T is a gel/foam combination cushion that is especially popular with elderly patients.  The Geo-Matt and Geo-Matt PRT cushions incorporate our proprietary Geo-Matt anti-shearing surface.

Seating products accounted for approximately 4% of total net sales in fiscal 2009.

Skin Care Products.  We also market the Selan® line of skin care creams and lotions under a license agreement with PJ Noyes Company.  The products, which are manufactured by PJ Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings.  The license agreement with PJ Noyes will expire on December 14, 2010.  We anticipate renewing the license agreement under similar terms and conditions prior to the 2010 expiration date.  Sales of skin care products accounted for approximately 2% of our total net sales in fiscal 2009.

Fall Protection Products.  In December 2008, we introduced the Risk Manager® bedside safety mat, which is a new product category for Span-America.  The Risk Manager is manufactured using an elastomeric gel compound and is designed to cushion the force of impact and reduce the chance of injury to a patient who falls at the bedside.  Sales of the Risk Manager made up 1% of our total net sales in fiscal 2009.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes.  We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America.  Sales to our four largest medical distributors made up approximately 45% of net sales in the medical segment during fiscal 2009.  We believe our relationships with these distributors are good.  However, the loss of any one of these customers could have a material adverse effect on our business.  See Item 1A. “Risk Factors” below for more information on our relationships with large customers.

Custom Products

Span-America's custom products segment includes two major product lines: consumer bedding products and various engineered industrial products.  Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market.  The consumer products are marketed to retailers through Louisville Bedding Company, a leading manufacturer and distributor of bedding products in North America.  Louisville Bedding is the exclusive distributor of our consumer foam products pursuant to a distribution agreement between us, which expires in December 2012.  The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.

Our industrial product line consists of specially engineered foam products used in a variety of markets, including the water sports equipment, automotive, photographic film, durable goods and electronics industries.  Our largest industrial customers manufacture kayaks, cars and specialty packaging products.  The majority of our industrial products are made to order according to customer specifications.  We currently have one full-time sales representative selling our industrial foam fabrication capabilities primarily in the southeastern United States.

The custom products segment represented approximately 32% of our total net sales in fiscal 2009, compared with 28% in fiscal 2008 and 29% in fiscal 2007.  In fiscal 2009, approximately 79% of our total custom products sales were distributed through Louisville Bedding Company.  The loss of this relationship would have a material adverse effect on our business.  Sales of consumer bedding products within the custom products segment represented 27% of total Company net sales in fiscal 2009, 22% in fiscal 2008 and 23% in fiscal 2007.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters.  The acquired assets consisted primarily of patents and equipment related to the design, production and sale of the Secure I.V. catheter.  The product line was in the development stage at the time of the acquisition, and we completed the development of the product and initially launched Secure I.V. in 2004.  However, we were unable to generate sufficient sales volume in the safety catheter segment to make it a viable business.  Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets.  As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets.  The losses, net of income taxes, for the discontinued safety catheter segment were $21,000 in 2009, $50,000 in 2008, and $2.6 million in 2007 (including an after-tax impairment charge of $1.9 million).

We have attempted to sell the assets related to the safety catheter business, but our efforts so far have not been successful.  We have ceased the use of the safety catheter assets and are committed to a plan of sale or abandonment.  However, we have no offers pending and can give no assurance that the assets will eventually be sold.  If the assets are not eventually sold, they will be abandoned and disposed of.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2009	2008	2007
Medical	$822,000	$657,000	$724,000
Custom products	44,000	-	-
Total R& D - Operating	866,000	657,000	724,000

Discontinued Operations - Safety catheters	-	-	83,000
Total R&D expense	$866,000	$657,000	$807,000

We expect research and development costs in fiscal 2010 to be similar to those of fiscal 2009.

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

The market for therapeutic support surfaces developed principally during the 1990s.  Competitors include The Encompass Group, Gaymar Industries, Inc., Hill-Rom Holdings, Inc., Kinetic Concepts, Inc., Invacare Corporation, Sunrise Medical, Inc., Anodyne Medical Device, Inc., Direct Supply, Inc. and Medline Industries, Inc.  These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell nationwide directly to hospitals, distributors, long-term care facilities and original equipment manufacturers.

Many of our competitors in the health care segment are larger and have greater resources than Span-America.  We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships and responsiveness to customer requirements.

Custom Products.  In the custom products segment, we have encountered significant competition for our mattress pad and pillow products.  The competition is principally based on price, which is largely determined by foam density and thickness.  However, competition also exists due to variations in product design and packaging.  There are presently a number of companies with the manufacturing capability to produce similar bedding products.  Our primary competitors in this market are Sleep Innovations, Inc., E.R. Carpenter Company and Zinus, Inc., most of which are larger and have greater resources than we do.  We also have a number of competitors in the market for our industrial products, including CelloFoam North America, Inc., UFP Technologies, Inc. (NASDAQ-CM:UFPT) and Foam-Tech. These competitors are larger and have greater resources than we do.  The competition for industrial foam products is largely based on price.  In many instances, however, design, product quality and delivery capabilities are also important.  We believe that our competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, manufacturing and foam fabrication capabilities, low cost manufacturing processes and responsiveness to customer requirements.

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

Major Customers

We have an agreement with Louisville Bedding Company to distribute our consumer foam products.  Sales to Louisville Bedding during fiscal 2009 made up approximately 26% of our total net sales and approximately 79% of sales in the custom products segment.

In the medical segment, sales to an additional customer with whom we have a business relationship to re-sell certain of our medical products exceeded 10% of our total net sales.  Sales to this distributor, McKesson Medical-Surgical, during fiscal 2009 made up approximately 12% of total net sales and approximately 18% of net sales in the medical products segment.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 17 – Major Customers and Note 18 – Operations and Industry Segments in the Notes to Financial Statements below for more information on major customers.  The loss of any of these major customers would have a material adverse effect on our business.

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

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products.  The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 4 years with additional patents pending.  The PressureGuard patents have remaining lives ranging from 5 to 9 years with additional patents pending.  The Span-Aids patents have remaining lives ranging from less than a year to 6 years.

As previously noted, in July 2002, we acquired assets related to the Secure I.V.® catheter product line of Vadus, Inc., a privately owned designer and manufacturer of peripheral intravenous catheters.  The Secure I.V. has FDA 510(k) approval and is protected by 11 U. S. patents and 9 foreign patents, all of which are owned by Span-America.  The Secure I.V. patents have remaining terms ranging from 3 to 12 years.  The mark “Secure I.V.” is also Span-America’s registered trademark.  We have also filed additional patent applications.  If we are successful in our efforts to sell the Secure I.V. business, we expect that the purchaser will acquire the related patents and trademarks.

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

As of October 3, 2009, we had unshipped orders of approximately $400,000 which represents a 67% decrease compared to our backlog of $1.2 million at fiscal year-end 2008.  We believe the decline in our fiscal year-end level of unshipped orders from 2008 to 2009 was an aberration caused by an unusual fluctuation in the timing of orders received.  We do not believe that the decline in unshipped orders is indicative of expected sales trends in fiscal 2010.  It is common for our level of unshipped orders to fluctuate significantly on a daily basis.  Order volumes and shipments after October 3, 2009 have been similar to historical levels and have generally met our expectations.  We expect to fill all orders in the current backlog in the 2010 fiscal year.

Employees

We had 212 full-time employees as of October 3, 2009.  Of these employees, eight were officers, 14 were management personnel, 22 were administrative and clerical personnel, 27 were sales personnel, and 141 were manufacturing employees.  We are not a party to any collective bargaining agreement and have never experienced an interruption or curtailment of operations due to labor controversy.  We believe that our relations with our employees are good.

Supervision and Regulation

The Federal Food, Drug and Cosmetic Act, and regulations issued or proposed thereunder, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medical devices, including our products.  These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various reports.  In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities.  We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of FDA or other regulatory requirements.

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant.  These standards are prepared by the American Society for Quality Control Standards Committee to correspond to the International Standard ISO 9001:2000.  ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties.  Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there.  All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices.  The certification is subject to reassessment at six-month intervals.  We have maintained our certification based on the results of ISO audits conducted during fiscal year 2009.

Environmental Matters

Our manufacturing operations are subject to various government regulations pertaining to the discharge of materials into the environment.  We believe that we are in substantial compliance with applicable regulations.  We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A.  Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a decline in earnings.  Many of our medical products are sold through large national distributors in the United States and Canada.  We do not maintain long-term distribution agreements with most of these distributors.  Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis.  These supplier-customer relationships can generally be ended by either party with minimal notice.  Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline.  Our largest customer in the medical segment is McKesson Medical-Surgical which accounted for 18% of sales in the medical segment in fiscal 2009.  In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2012.  The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.

For more information on major customers and information on our business segments, see the discussions under Item 1. “Business – Major Customers,” Note 17 – Major Customers and Note 18 – Operations and Industry Segments in the Notes to Financial Statements, Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” and Item 1. “Business – Industry Segment Data – Custom Products.”

The current weakness in the U.S. economy and associated problems in the credit markets could cause our sales to decline, which in turn could have a negative effect on our earnings.  Our fastest growing products during the last five years have been our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces.  Sales of these support surfaces represented 46% of our total net sales in fiscal 2009.  These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies.  We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables.  Consequently, sales of our support surfaces are likely to be more sensitive to general economic weakness than other medical product lines in our business.  Also, tight conditions in credit markets could make it more difficult for our customers to obtain financing for capital expenditures, which could slow sales particularly within our support surface product lines. Therapeutic support surface sales decreased 20% during fiscal 2009 compared with fiscal 2008.  Sales of our therapeutic support surfaces may continue to decline if the economy remains weak.

In addition, our industrial products are sold primarily to the water sports, automotive and packaging industries, as well as various other manufacturers.  Our industrial business has historically been more affected by general economic trends than other Span-America product lines.  Therefore an economic downturn is likely to have a greater effect on sales of industrial products than on other product lines in our business.  Industrial sales decreased 26% during fiscal 2009 compared with fiscal 2008.  Sales of industrial products could continue to decline if the economy remains weak.

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

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases.  The cost of polyurethane foam represented approximately 41% of our total cost of goods sold in fiscal 2009.  An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability.  Besides polyurethane foam, our other major raw material categories include mattress covers made of various water proof fabrics, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated boxes.  Raw materials are our single largest cost category, representing approximately 73% of our total cost of goods sold in fiscal 2009.  Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

Our sales volume could decline as a result of competition from low-cost foreign imports.  During the last two years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports.  In the medical segment, the number of low-cost, imported mattress products has increased in the last two years, but it has not yet had a significant impact on our medical business.  We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products.  Also, our customers, which are generally national retailers, are more likely to change suppliers to buy lower-cost products.  Therefore, we could lose significant sales volume in our consumer bedding business and smaller parts of our medical sales volume if we are unable to compete effectively with low-cost imports.

Certain of our medical products are classified as medical devices and are regulated by the FDA.  These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various reports.  In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities.  Although we believe that we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet the regulatory requirements.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We own our principal office and manufacturing facility, which is located in Greenville, South Carolina.  This facility contains approximately 188,000 square feet used by the medical and custom products segments and is located on a 13-acre site.  We believe that our current manufacturing and storage space is adequate to support our operations during the next several years, depending on sales growth rates.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2009 fiscal year.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN.  As of December 16, 2009, there were 2,715,118 common shares outstanding, 180 shareholders of record and approximately 1,100 beneficial shareholders.  The closing price of Span-America's stock on December 16, 2009 was $15.90 per share.

The high and low sales prices for the Company’s Common Stock in each of the last eight fiscal quarters is shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2009
High	$12.94	$10.75	$11.94	$13.53	$13.53
Low	8.03	7.76	8.05	10.54	7.76

For Fiscal 2008
High	$18.75	$13.39	$13.52	$13.50	$18.75
Low	9.88	10.17	10.17	10.60	9.88

The Company has paid a regular quarterly cash dividend since January 1990.  In April 2008, the Board increased the quarterly dividend to $0.09 per share from $0.08 per share.  In November 2009, the Board increased the quarterly dividend to $0.10 per share from $0.09 per share payable on December 4, 2009.  We expect the Company to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time.  Future dividend payments will depend upon the Company’s earnings and liquidity position.  See the discussion of our revolving bank credit facility in Note 9 – Borrowings in the Notes to Financial Statements for a description of restrictions on our ability to pay dividends and repurchase our stock, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
June 28, 2009-Aug. 1, 2009	1,000	11.28	1,000	126,991
Aug. 2, 2009 – Aug. 29, 2009	3,662	11.52	3,662	123,329
Aug. 30, 2009 – Oct. 3, 2009	5,350	12.45	5,350	117,979
Total	10,012	12.00	10,012	117,979

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

The following graph sets forth the performance of the Company’s Common Stock for the five-year period from October 2, 2004 through October 3, 2009, compared to the Russell MicroCap Index and a peer group index.  The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of October 3, 2009.  The companies included in the peer group index are shown below.  All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SPAN-AMERICA MEDICAL SYSTEMS, INC.,
THE RUSSELL MICROCAP INDEX
 AND A PEER GROUP

Assumes $100 invested on October 2, 2004.
Assumes dividends reinvested.  Fiscal year ended October 3, 2009.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842
at October 3, 2009

American Surgical Holdings, Inc.	Antares Pharma, Inc.	Applied Nanoscience Inc.
ATS Medical, Inc.	Biocoral, Inc.	Cardo Medical, Inc.
Chad Therapeutics, Inc.	Cytori Therapeutics, Inc.	Exactech, Inc.
Hansen Medical, Inc.	Heritage Worldwide, Inc.	Hill-Rom Holdings, Inc.
Ibrands Corp.	Insulet Corp.	Integra Lifesciences Holdings
Invacare Corp.	Lakeland Industries, Inc.	MB Software Corp.
Medical Action Industries Inc.	Medical Solutions Management	Mine Safety Appliances Co.
Miracor Diagnostics, Inc.	Nano Mask Inc.	Orthologic Corp.
Otix Global, Inc.	PC Group Incorporated	Point Blank Solutions, Inc.
Pride Business Development Holdings	Quantum MRI, Inc.	RTI Biologics, Inc.
Sector 10, Inc.	Sharps Compliance Corp.	Stryker Corp.
Symmetry Medical, Inc.	Synovis Life Technologies	Theragenics Corp.
Wright Medical Group, Inc.	Zimmer Holdings, Inc.

Item 6.  Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2009	2008	2007	2006	2005
			(1)	(1)	(1)
For the year:
Net sales	$55,867	$59,265	$60,544	$51,436	$48,433
Gross profit	20,208	20,395	20,951	16,438	15,304
Operating income	6,868	7,518	8,128	5,093	4,633
Income from continuing operations	4,705	4,919	5,505	3,779	3,408
Net income	4,684	4,869	2,874	3,055	2,439
Cash flow from operations	6,806	5,250	6,294	2,497	2,589
Capital expenditures for continuing operations	355	692	1,009	1,071	2,375

Per share:
Income from continuing operations:
Basic	$1.72	$1.77	$2.02	$1.43	$1.31
Diluted	1.68	1.71	1.92	1.36	1.24
Net income:
Basic	$1.72	$1.76	$1.06	$1.15	$0.94
Diluted	1.67	1.70	1.00	1.10	0.89
Cash dividends declared (2)	0.36	0.34	5.30	0.195	0.565

(1)	As restated to show the safety catheter segment as a discontinued operation. See Note 12 in Notes to Financial Statements.
(2)	Cash dividends declared include special dividends of $5.00 per share in 2007 and $0.40 per share in 2005.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2009	2008	2007	2006	2005
			(1)	(1)	(1)
At end of year:
Working capital	10,858	8,048	7,447	13,338	10,638
Property and equipment - net	6,159	6,569	6,537	6,137	5,812
Total assets	26,835	24,113	23,838	31,012	28,666
Long term debt		700	3,700
Shareholders' equity	20,573	17,332	13,788	24,517	21,561
Book value per share	7.59	6.28	4.97	9.22	8.26
Number of employees from continuing operations	212	253	317	287	291

Key ratios:
Return on net sales (2)	8.4%	8.2%	4.7%	5.9%	5.0%
Return on average shareholders' equity (2)	24.7%	31.3%	15.0%	13.3%	11.6%
Return on average total assets (2)	18.4%	20.3%	10.5%	10.2%	8.7%
Current ratio	3.0	2.5	2.3	3.8	3.0

(1)	As restated to show the safety catheter segment as a discontinued operation. See Note 12 in Notes to Financial Statements.
(2)	These "Return" ratios are calculated using net income as shown above, which includes losses from discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products.  Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments.  In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids® and Isch-Dish® products.  We license and market, but do not manufacture, Selan® skin care products.  In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market.  Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company.  We sell the industrial product line directly to our customers instead of using distributors.  Prior to fiscal year 2008, we had a third business unit engaged in the development, manufacture and sale of safety catheters.  We decided to exit the safety catheter business in October 2007.  Revenues and expenses related to the safety catheter business in fiscal years 2009 and 2008 are shown in our financial statements as a discontinued operation.  Results of operations for fiscal year 2007 were restated to show the safety catheter segment as a discontinued operation.

RESULTS OF OPERATIONS FISCAL 2009 VS. 2008

Summary
Total sales in fiscal 2009 declined 6% to $55.9 million compared with $59.3 million in fiscal 2008 because of lower sales volume in our medical segment, which was partially offset by increases in sales volume in our custom products segment.  Medical sales were down 11% to $37.8 million due mainly to a decline in sales of private label therapeutic support surfaces.  Custom products sales for fiscal 2009 increased 7% to $18.1 million due to higher sales of consumer bedding products compared with fiscal year 2008.

Income from continuing operations declined 4% in fiscal 2009 to $4.7 million, or $1.68 per diluted share, because of lower sales levels.  Net income, which includes results from the discontinued safety catheter segment, also fell 4% in fiscal 2009 to $4.7 million, or $1.67 per diluted share.

Sales
Total sales in our core medical business declined 11% to $37.8 million in fiscal 2009 compared with $42.5 million in fiscal 2008.  The decline in medical sales was primarily related to the expiration of a private label supply contract with Hill-Rom that accounted for $7.0 million in fiscal 2008 sales compared with $2.0 million in fiscal 2009 sales.  Consequently, sales of therapeutic support surfaces, including private label products, declined by 20% to $25.5 million during fiscal 2009 compared with $31.8 million in fiscal 2008.  Therapeutic support surfaces, or mattresses, are our largest medical product line, making up 67% of our medical segment sales in fiscal 2009 and 75% in fiscal 2008.  We sell these specialty mattresses to hospitals, long-term care facilities and home care dealers throughout the United States and Canada.  Sales of therapeutic support surfaces have declined compared to previous fiscal years due primarily to the expiration of the private label contract mentioned above and secondarily due to reduced capital spending by many of our customers.  Excluding sales to Hill-Rom in both years, sales of therapeutic support surfaces would have declined by 5% in fiscal 2009 compared with fiscal 2008.

Sales of the new Risk Manager™ bedside safety mat, introduced at the beginning of our second fiscal quarter in 2009, were $801,000 in fiscal 2009.  Sales of our Span-Aids patient positioners and mattress overlays both increased by 7% during fiscal 2009 compared with fiscal 2008.  Selan skin care sales fell 4%, and sales of seating products increased 10% during fiscal 2009.  The growth in sales of positioners, overlays and seating products in fiscal 2009 was mainly due to sales price increases during the year.  Medical sales accounted for 68% of total net sales in fiscal year 2009 compared with 72% in fiscal 2008.  We expect medical sales for 2010 to be higher than those of 2009.

Our custom products segment consists of consumer bedding products and specialty foam products for the industrial market.  Sales in the custom products segment increased 7% during fiscal 2009 to $18.1 million from $16.8 million in fiscal 2008.  The primary reason for the increase occurred in the consumer part of the custom products segment, where sales increased 17% to $15.3 million compared with $13.0 million in fiscal 2008.  This increase was caused by higher volumes of consumer mattress overlays sold to existing customers and the addition of several new customers during the year.  All of our consumer products are sold through our marketing and distribution partner, Louisville Bedding Company.

Early in 2009, Span-America was selected as one of three companies to supply consumer mattress pads to Sam’s Club.  We began shipping the new products in April, and our sales to Sam’s Club in fiscal 2009 were $2.0 million.  We learned in August that Sam’s Club had selected an offshore company as its sole supplier of mattress pads and that Span-America would not be a continuing supplier to Sam’s Club.  Our ongoing business with Wal-Mart is unaffected by the Sam’s Club decision.  We plan to sell the remaining Sam’s Club-related inventory, and we do not expect significant future write-offs or charges related to the loss of the Sam’s Club business.  We expect consumer sales in fiscal 2010 to be lower than they were in fiscal 2009 primarily because of the loss of the Sam’s Club business described above.

In the other part of the custom products segment, industrial sales decreased 26% in fiscal 2009 to $2.8 million compared with $3.8 million in fiscal 2008.  This portion of our business has been more impacted by the weak economy as our largest customers serve the water sports, automotive and packaging markets that have been adversely affected by the recession.  We believe that industrial sales in fiscal 2010 will be higher than those of fiscal 2009 because we expect increased demand in our key industrial markets as the U. S. economy improves.  There can be no assurance, however, that economic conditions will improve or that industrial sales will increase.

Gross Profit
Our gross profit decreased by 1% during fiscal 2009 to $20.2 million compared with $20.4 million in fiscal 2008.  Gross margin increased to 36.2% for fiscal 2009 from 34.4% in fiscal 2008.  The decrease in gross profit was caused mostly by lower sales volume in the medical segment.  The increase in gross margin was the result of lower raw material costs during fiscal 2009 and the ongoing implementation of lean manufacturing techniques during the year.  As a result of the lean manufacturing initiatives, we have improved our overall manufacturing efficiency, and specifically we have reduced scrap rates, improved product yields and reduced labor costs.  We expect our gross profit in fiscal 2010 to be higher than in 2009, but we believe our 2010 gross margin will be slightly lower than 2009 because of anticipated increases in raw material costs.  Our 2010 gross profit and margin performance will depend heavily on sales volume, product mix and raw material costs.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 1%, or $49,000, to $9.0 million and 16.2% of net sales in fiscal 2009 compared with 15.2% of net sales in fiscal 2008.  The increase occurred in the medical segment and was primarily the result of higher incentive compensation, which was partially offset by declines in evaluation samples expense and shipping costs.  We believe that total selling and marketing expenses for fiscal 2010 will increase over 2009 levels.

Total research and development expenses increased 32% to $866,000 in fiscal 2009 compared with $657,000 in fiscal 2008.  Almost all of our research and development expenses are incurred in the medical segment and are related to the development of new products, new features of existing products and design improvements.  The increase in expense during fiscal 2009 was caused by a greater number of new product development projects and higher incentive compensation for R&D employees.  R&D expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.  We expect total R&D expenses in fiscal 2010 to be similar to those of fiscal 2009.

General and administrative expenses increased 6% to $3.4 million in fiscal 2009 from $3.2 million in fiscal 2008.  The expense increase during fiscal 2009 was caused by higher incentive compensation expense and an increase in depreciation expenses associated with our new enterprise resource planning system.  These expense increases were partially offset by decreases in property and casualty insurance and bad debt expenses. Incentive compensation is determined by comparing actual operating earnings to planned operating earnings for the current fiscal year. Incentive compensation expense increased in 2009 because we exceeded our operating earnings goal by a wider margin in 2009 than in 2008. We expect administrative expenses for fiscal 2010 to be slightly lower than they were in fiscal 2009.

Operating Income
In the medical segment, operating income for fiscal 2009 declined by 27% to $5.6 million compared with $7.6 million in fiscal 2008.  The decrease was caused by lower medical sales volume and higher R&D expenses compared with last fiscal year.

Operating income in the custom products segment increased 166% to $2.1 million in fiscal 2009 compared with $801,000 in fiscal 2008.  The increase in profitability of the custom products segment was caused by higher sales volume in our consumer product lines, improved manufacturing efficiencies as discussed above and lower raw material costs.  The profit improvement for our consumer product lines was partially offset by a profit decline in our industrial product lines caused by a sharp decrease in industrial sales volume.

Operating income for the total Company declined 9% in fiscal 2009 to $6.9 million compared with $7.5 million in fiscal 2008.  As discussed above, the decline in medical operating income, caused by lower medical sales volume, was greater than the improvement in operating income for the custom products segment.

Non-Operating Income
Investment and other income declined by 43% to $29,000 in fiscal 2009 compared with $51,000 in fiscal 2008.  The decline was caused by lower interest rates on overnight investments in fiscal 2009 compared with 2008.  We expect investment income for fiscal 2010 to be higher than for fiscal 2009.

Interest Expense
Interest expense in fiscal 2009 decreased 96% to $4,000 compared with $108,000 in fiscal 2008.  The decrease was caused by a lower average balance of long-term debt in fiscal 2009 compared with 2008 as we paid off the remaining balance of $700,000 on our revolving note in the first quarter of fiscal 2009.  See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility.

Net Income and Dividends
Net income, which includes results from the discontinued safety catheter segment, decreased 4% in fiscal 2009 to $4.7 million, or $1.67 per diluted share, compared with $4.9 million, or $1.70 per diluted share, in fiscal 2008.  The decrease in net income was primarily the result of lower medical sales volume.

During fiscal 2009, we paid dividends of $983,000, or 21% of net income for the year.  This amount consisted of four quarterly dividends of $0.09 per share.  During fiscal 2008, we paid dividends of $943,000, or 19% of net income for the year.  This amount consisted of two quarterly dividends of $0.08 per share and two quarterly dividends of $0.09 per share.

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

Net income, which includes results from the discontinued safety catheter segment, was up 69% in fiscal 2008 to $4.9 million, or $1.70 per diluted share.  The increase in fiscal 2008 net income was caused by our exit from the safety catheter segment in early fiscal 2008 and the resulting decrease in losses from the discontinued operation.

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

Gross Profit
Our gross profit decreased by 3% during fiscal 2008 to $20.4 million compared with $21.0 million in fiscal 2007.  Gross margin declined slightly to 34.4% for fiscal 2008 from 34.6% in fiscal 2007.  The decreases in gross profit and gross margin were caused by lower sales volume in the medical and custom products segments and higher raw material costs in the medical segment.  The increase in medical material cost was affected by higher foam costs and an increase in warranty expense related to performance problems with two electronic components within our therapeutic support surface product lines.  The problems were resolved in the fourth quarter of fiscal 2008.  See Note 8 in the Notes to Financial Statements for more information on warranty expense.

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

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 1% to $9.0 million and 15.2% of net sales in fiscal 2008 compared with $8.9 million and 14.7% of net sales in fiscal 2007.  The increase occurred in the medical segment and was mostly in the categories of sales commissions, evaluation samples and shipping costs.  Those expenses increased even though sales declined because we replaced most of our lost private-label sales, which have no commission and shipping costs, with branded product sales, which carry standard commission and shipping costs.

Total research and development expenses declined 9% to $657,000 in fiscal 2008 compared with $724,000 in fiscal 2007.  The decline was caused by the completion of product development projects in fiscal 2008 that were ongoing in fiscal 2007 and by lower incentive compensation expense.

General and administrative expenses increased 1% to $3.23 million in fiscal 2008 from $3.21 million in fiscal 2007.  The expense increase was caused mainly by a decline in the cash value of corporate-owned life insurance.  A decrease in the cash value of life insurance is shown as an administrative expense, while an increase is shown as a reduction in administrative expenses.  Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below and Notes 6 and 10 in the Notes to Financial Statements for additional information on the cash value of life insurance.  The increase in administrative expenses also reflected higher costs for property and casualty insurance.  These expense increases were mostly offset by a decline in incentive compensation expense in fiscal 2008.

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

LIQUIDITY AND CAPITAL RESOURCES
We generated cash from operations of $6.8 million during fiscal 2009, which represented a 30% increase compared with cash flow of $5.3 million in fiscal 2008.  The major positive factor affecting cash flow from operations in fiscal 2009 was a decrease in accounts receivable during the year compared with an increase in that line item in the previous year.  The main negative factor affecting cash flow during fiscal 2009 was an increase in prepaid expenses and other assets compared with a decrease in that category during fiscal 2008.  The balance sheet components of these changes are described below.

The main uses of cash provided by operations in fiscal 2009 were purchases of marketable securities of $3.7 million, payment of dividends of $983,000, repayment of $700,000 of long-term debt, stock repurchases of $604,000 and equipment purchases of $355,000.

Working capital increased by $2.8 million, or 35%, to $10.9 million during fiscal 2009.  The increase in working capital was primarily caused by a higher balance in securities available for sale.  In addition, our current ratio increased to 3.0 at fiscal year-end 2009 from 2.5 at fiscal year-end 2008.

Accounts receivable, net of allowances, decreased 19% to $6.3 million at the end of fiscal 2009 compared with $7.8 million at the end of fiscal 2008.  The decrease was partly the result of lower sales during fiscal 2009 compared with fiscal 2008 and partly due to the timing of customer payments received.  Our accounts receivable balance was higher than usual at fiscal year-end 2008 and lower than usual at fiscal year-end 2009, creating a slightly exaggerated decline in accounts receivable in fiscal 2009.  The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, decreased slightly to 43.1 days in 2009 compared with 43.5 days in 2008.  The shorter collection time is primarily due to normal month-to-month fluctuations in the timing of payments received and a higher percentage of custom products sales.  Medical sales typically have longer collection times than custom products sales.  All of our accounts receivable are unsecured.

Inventory, net of reserves, decreased by $82,000 to $3.9 million at fiscal year-end 2009 compared with $4.0 million at fiscal year-end 2008.  The slight change was the result of decreases in raw material inventory for medical and industrial products, partially offset by increases in medical and industrial finished goods inventory.  Inventory turns from continuing operations decreased slightly to 9.0 times in fiscal 2009 compared with 9.7 times in fiscal 2008 because our cost of sales decreased at a faster rate than our total inventory levels.  We expect inventory levels in fiscal 2010 to be similar to 2009 fiscal year-end levels.

Our deferred income tax asset increased by 46% during fiscal 2009 to $997,000 from $683,000 due mostly to an increase in accrued incentive compensation.  The increase in accrued incentive compensation was caused by an increase in management bonuses in fiscal 2009 compared with fiscal 2008.

 Prepaid expenses increased 96% to $102,000 during fiscal 2009 from $52,000 at the end of fiscal 2008.  The increase was the result of normal monthly fluctuations in prepaid accounts.

Net property and equipment decreased by $410,000, or 6%, during fiscal 2009.  The change resulted from the combination of $764,000 in depreciation expense offset by capital expenditures of $355,000.  We expect capital expenditure levels in fiscal 2010 to be similar to those of fiscal 2009.

Other assets increased by 8% to $2.5 million during fiscal 2009 compared with $2.3 million at fiscal year-end 2008 due to increases in deposits placed with raw material suppliers.

Our accounts payable decreased by 34% in fiscal 2009 to $1.7 million due mostly to a decrease in raw material purchases in September 2009.  Accrued and sundry liabilities increased by 36% during the year to $3.7 million compared with $2.8 million last year.  The increase was caused by higher accruals for incentive compensation and income taxes payable.

In the first quarter of fiscal 2009, we repaid the remaining balance of $700,000 on our revolving line of credit, which was outstanding at fiscal year-end 2008.  As of October 3, 2009, we had no borrowings under the revolving line of credit.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The margin in effect during fiscal 2009 was 85 basis points.  The interest rate, including the margin, at November 20, 2008, the last date at which interest expense was incurred, was 3.70%.  Interest-only payments are required monthly.  There are no unused line fees associated with the revolver.  The agreement includes financial covenants relating to tangible net worth and leverage ratios.  The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens, and capital expenditures (see below).  Violation of loan covenants could result in acceleration of the term of the agreement.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the agreement.  We believe that we were in compliance with the loan covenants as of October 3, 2009.

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

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2010 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS
We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commercial commitments at October 3, 2009 and the future periods in which such obligations are expected to be settled in cash.  For additional information regarding these obligations, see the referenced footnotes in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations - Note 19	$37	$11	$16	$10
Purchase obligations - Note 20	625	625
Deferred compensation - Note 10	1,278	114	227	227	$710
Total contractual obligations	$1,940	$750	$243	$237	$710

IMPACT OF INFLATION AND COST OF RAW MATERIALS
Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations in fiscal 2010.  We experienced increases in the cost of polyurethane foam, our primary raw material, during the first quarter of 2009, followed by cost decreases on selected raw materials later in fiscal 2009.  We have been able to offset previous raw material cost increases through a combination of sales price increases, efficiency improvements and other expense reduction efforts.  However, we can give no assurance that we will be able to offset future cost increases, which could negatively affect our profitability.

The cost of polyurethane foam is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including supply availability of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that inflation might have on our operations.

CRITICAL ACCOUNTING POLICIES
This discussion and analysis of financial condition and results of operations is based on our financial statements that we prepare in conformity with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions also require the application of certain accounting policies, many of which require us to make forecasts about future events and their estimated impact on amounts reported in our financial statements and related notes.  We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

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

Allowance for Doubtful Accounts
Credit evaluations are undertaken to set credit limits for all customers.  We regularly evaluate past due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts.  Customer financial conditions may change and increase the risk of non-collectibility and may require additional provisions, which would negatively impact our operating results.  As of October 3, 2009, our provision for doubtful accounts represented approximately 2.4% of total accounts receivable, or $155,000.  This compares with $235,000, or 2.9% of total accounts receivable at fiscal year-end 2008.

Inventories
We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production.  Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.  As of October 3, 2009, our provision for excess and obsolete inventory represented approximately 8.0% of total inventories, or $340,000.  This compares with $221,000, or 5.2% of total inventories at fiscal year-end 2008.

Warranty Obligations
We warrant certain of our products for specific periods of time against manufacturing or performance defects.  We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized.  The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts.  The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs.  Actual warranty cost could differ from the estimated amounts.  On a quarterly basis, we review the accrued balances and update the historical warranty cost trends.  If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.  Our actual warranty expense was approximately $392,000 in fiscal 2009, $438,000 in fiscal 2008, and $222,000 in fiscal 2007.  Our accrued warranty costs at October 3, 2009, were $462,000.  See Note 8 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill
We evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit.  For fiscal year-end 2009, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required.  In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results.  As of October 3, 2009, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets
“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value.  We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized.  Accordingly, we recorded an impairment charge of $2.9 million in September of 2007, which eliminated 100% of the book value of the safety catheter assets.  We have attempted to sell the assets related to the safety catheter business, but our efforts so far have been unsuccessful.  Proceeds from a future sale of these assets, if any, will be recorded as a gain on the disposition of assets from discontinued operations.  (See Notes 12 and 18 in the Notes to Financial Statements.)

Present Value of Deferred Compensation
We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 10 “Deferred Compensation” in the Notes to Financial Statements.  This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $1.8 million at October 3, 2009.  See Item 7A below and Notes 6 and 10 in the Notes to Financial Statements for more information on deferred compensation and the cash value of life insurance.  We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife.  In calculating this present value we used a discount rate of 8%, which is an estimate of the effective long-term rate of return on the portfolio.  If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results.  As of October 3, 2009, we had recorded a deferred compensation liability of approximately $822,000, including current and long-term portions.  If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $42,000 and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance, and our credit facility.  As of October 3, 2009, we had short-term investments of $3.7 million which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank and are therefore highly rated.  The interest rate on the bonds is a floating rate which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date.  Using the level of securities available for sale at fiscal year-end 2009, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $37,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

We are exposed to financial market risk because our other assets at October 3, 2009 included $1.8 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  See “Present Value of Deferred Compensation” above.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the fiscal year ended October 3, 2009, cash value of life insurance decreased by 2%, creating after-tax expense of approximately $27,000.

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

October 3, 2009

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of October 3, 2009 and September 27, 2008 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended October 3, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of October 3, 2009 and September 27, 2008 and the results of its operations and its cash flows for each of the years in the three year period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Span-America Medical Systems, Inc.’s internal control over financial reporting as of October 3, 2009 and, accordingly, we do not express an opinion thereon.

/s/  ELLIOTT DAVIS, LLC

Greenville, South Carolina
December 22, 2009

Statements of Income

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
			(Restated)

Net sales	$55,867,104	$59,265,265	$60,543,829
Cost of goods sold	35,658,795	38,869,911	39,592,675
Gross profit	20,208,309	20,395,354	20,951,154

Selling and marketing expenses	9,038,123	8,988,657	8,893,608
Research and development expenses	866,179	657,369	724,331
General and administrative expenses	3,436,114	3,230,854	3,205,273
	13,340,416	12,876,880	12,823,212

Operating income	6,867,893	7,518,474	8,127,942

Non-operating income and expense:
Investment income and other	28,934	50,755	276,852
Interest expense	4,174	108,465	103,152
Net non-operating income (expense)	24,760	(57,710)	173,700

Income from continuing operations before income taxes	6,892,653	7,460,764	8,301,642
Income taxes on continuing operations - Note 13	2,188,000	2,542,000	2,797,000
Income from continuing operations	4,704,653	4,918,764	5,504,642

(Loss) from discontinued operations, net of income tax benefit of $11,000 (2009), $25,000 (2008) and $1,337,000 (2007) - Note 12	(20,622)	(49,915)	(2,630,703)
Net income	$4,684,031	$4,868,849	$2,873,939

Earnings per share of common stock - Note 14
Income from continuing operations:
Basic	$1.72	$1.77	$2.02
Diluted	$1.68	$1.71	$1.92

(Loss) from discontinued operations:
Basic	$(0.01)	$(0.02)	$(0.97)
Diluted	n/a	n/a	n/a

Net income:
Basic	$1.72	$1.76	$1.06
Diluted	$1.67	$1.70	$1.00

Dividends per share of common stock	$0.36	$0.34	$5.30

Weighted average shares outstanding:
Basic	2,730,426	2,771,754	2,723,942
Diluted	2,803,625	2,868,494	2,864,820

The accompanying notes are an integral part of these financial statements.

Balance Sheets

	October 3,	September 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,263,944	$833,714
Securities available for sale - Note 2	3,703,839
Accounts receivable, net of allowances of $155,000 (2009) and $235,000 (2008)	6,305,430	7,771,366
Inventories - Note 3	3,909,318	3,990,999
Deferred income taxes - Note 13	997,000	683,000
Prepaid expenses	101,835	51,964
Total current assets	16,281,366	13,331,043

Property and equipment, net - Note 4	6,158,977	6,569,091
Goodwill - Note 5	1,924,131	1,924,131
Other assets - Note 6	2,470,077	2,288,589
	$26,834,551	$24,112,854

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,679,822	$2,528,934
Accrued and sundry liabilities - Note 7	3,743,968	2,753,771
Total current liabilities	5,423,790	5,282,705

Long-term debt - Note 9		700,000
Deferred income taxes - Note 13	129,000	45,000
Deferred compensation - Note 10	708,421	752,684
Total long-term liabilities	837,421	1,497,684

Total liabilities	6,261,211	6,780,389

Commitments and contingencies - Notes 19 and 20

Shareholders' equity - Notes 11 and 14
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,712,310 (2009) and 2,759,077 (2008)	792,466	1,308,847
Additional paid-in capital	619,460	563,304
Retained earnings	19,161,414	15,460,314
Total shareholders' equity	20,573,340	17,332,465

	$26,834,551	$24,112,854

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity and Comprehensive Income

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at September 30, 2006	2,660,345	$1,032,118	$136,614	$23,352,221	$(3,495)	$24,517,458

Net income for the 2007 fiscal year				2,873,939		2,873,939
Reclassification adjustment from sale of securities					3,495	3,495
Comprehensive income						2,877,434
Common stock issued to Directors	8,500	132,090				132,090
Common stock issued on exercise of stock options	109,109	595,917				595,917
Tax benefits for stock options exercised			314,371			314,371
Stock repurchase	(2,510)	(35,900)				(35,900)
Stock option compensation expense			77,960			77,960
Cash dividends paid or declared ($5.30 per share)				(14,691,663)		(14,691,663)
Balance at September 29, 2007	2,775,444	1,724,225	528,945	11,534,497	-	13,787,667

Net income for the 2008 fiscal year				4,868,849		4,868,849
Common stock issued to Directors	8,500	111,265				111,265
Common stock issued on exercise of stock options	39,394	220,901				220,901
Stock repurchase	(64,261)	(747,544)				(747,544)
Stock option compensation expense			34,359			34,359
Cash dividends paid or declared ($0.34 per share)				(943,032)		(943,032)
Balance at September 27, 2008	2,759,077	1,308,847	563,304	15,460,314	-	17,332,465

Net income for the 2009 fiscal year				4,684,031		4,684,031
Common stock issued to Directors	8,500	73,907				73,907
Common stock issued on exercise of stock options	1,265	13,491				13,491
Stock repurchase	(56,532)	(603,779)				(603,779)
Stock option compensation expense			56,156			56,156
Cash dividends paid or declared ($0.36 per share)				(982,931)		(982,931)
Balance at October 3, 2009	2,712,310	$792,466	$619,460	$19,161,414	$-	$20,573,340

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$4,684,031	$4,868,849	$2,873,939
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge			2,878,803
Depreciation	764,194	656,075	891,872
Amortization	85,801	73,282	137,841
Provision for losses on accounts receivable	(54,202)	75,500	99,841
Provision for deferred income taxes	(230,000)	321,000	(962,629)
Realized loss on securities available for sale			3,595
Gain on sale and disposal of property and equipment	(11,367)	(13,781)	(8,644)
Decrease (Increase) in cash value of life insurance	17,395	82,987	(138,199)
Deferred compensation	(44,263)	(40,983)	(37,947)
Stock compensation expense	56,156	34,359	77,960
Changes in operating assets and liabilities:
Accounts receivable	1,516,299	(782,428)	(267,767)
Inventories	81,681	6,586	(435,896)
Prepaid expenses and other assets	(208,265)	197,243	345,596
Accounts payable and accrued and sundry liabilities	148,339	(228,205)	835,530
Net cash provided by operating activities	6,805,799	5,250,484	6,293,895

INVESTING ACTIVITIES:
Purchases of securities available for sale	(3,700,000)		(5,095,000)
Proceeds from sales of marketable securities			10,187,175
Purchases of property and equipment	(355,144)	(692,043)	(1,009,175)
Proceeds from sale of property and equipment	12,431	17,500	9,137
Payments for other assets	(52,383)	(73,602)	(86,685)
Net cash (used for) provided by investing activities	(4,095,096)	(748,145)	4,005,452

FINANCING ACTIVITIES:
Dividends paid	(982,931)	(943,032)	(14,691,663)
Proceeds of long-term debt			5,700,000
Repayment of long-term debt	(700,000)	(3,000,000)	(2,000,000)
Purchase and retirement of common stock	(603,779)	(747,544)	(35,900)
Proceeds from exercise of options for common stock	6,237	213,087	561,555
Net cash used for financing activities	(2,280,473)	(4,477,489)	(10,466,008)

Increase (Decrease) in cash and cash equivalents	430,230	24,850	(166,661)
Cash and cash equivalents at beginning of year	833,714	808,864	975,525
Cash and cash equivalents at end of year	$1,263,944	$833,714	$808,864

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
October 3, 2009

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

Intangibles
Intangible assets are amortized using the straight-line method.  Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Goodwill, or costs in excess of the fair value of net assets, was acquired from two separate acquisitions.  See Note 5.  Accumulated amortization of intangible assets at October 3, 2009 and September 27, 2008 was approximately $2,539,000 and $2,463,000, respectively.  We annually review the recoverability of the carrying value of these assets.  We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  See Note 12 – Impairment of Safety Catheter Assets.

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

Shipping and Handling Costs
Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,715,000 in 2009, $1,837,000 in 2008, and $1,801,000 in 2007.

Vendor Rebates
We offer rebates to certain of our distributors based on predetermined sales targets.  These rebates vary by the type of product sold and by distributor and are based on a percentage of the applicable sales target.  The rebate expense is charged as a reduction of gross sales.  Rebate expense and the associated liability are calculated and recorded as the rebate-related revenue is recognized.

Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period.  See Note 14 – Earnings per Share of Common Stock.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants.  We grant options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2009: risk-free interest rates between 1.99% and 2.72%; dividend yield of 3.2%; volatility factor of the expected market price of our common stock of between 43.8% and 44.4%; and a weighted average expected life of the option of 8.2 years.  No options were granted during fiscal years 2008 or 2007.

Fiscal Year
Our fiscal year ends on the Saturday nearest to September 30.  Fiscal year 2009 was a 53-week year.  Fiscal years 2008 and 2007 were 52-week years.  Fiscal year 2010 will be a 52-week year.

Income Taxes
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

Reclassifications
Results of operations for fiscal year 2007 were restated to show the safety catheter segment as a discontinued operation.  See Note 12 – Impairment of Safety Catheter Assets.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In the first quarter of fiscal 2009, the Company adopted the new accounting pronouncement related to fair value measurements for financial assets and liabilities measured on a recurring basis. The accounting pronouncement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  There was no impact from the adoption of this pronouncement on the financial statements.  The new guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following is a brief description of these three levels:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level (with “3” being the lowest) of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value.

Cash value of life insurance policy:  Valued at the cash surrender value of the life insurance policy, as determined by the issuer of the insurance policy, which approximates fair value.

Marketable equity securities:  Valued at the closing prices reported on active markets on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with methods used by other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes information on the fair value measurement of the Company’s assets as of October 3, 2009 grouped by the categories described above:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policy	$1,820,474		$1,820,474

Securities available for sale	$3,703,839	$3,703,839

Securities available for sale at October 3, 2009 were variable rate demand notes.  We had no significant unrealized holding gains or losses during fiscal years 2009, 2008 or 2007.

3.  INVENTORIES

	2009	2008
Raw materials	$2,478,316	$2,825,817
Finished goods	1,431,002	1,165,182
	$3,909,318	$3,990,999

4.  PROPERTY AND EQUIPMENT

	2009	2008
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,793,205	6,783,714
Machinery and equipment	6,909,820	6,613,918
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,156,736	14,851,343
Less accumulated depreciation	8,997,759	8,282,252
	$6,158,977	$6,569,091

5.  GOODWILL AND OTHER INTANGIBLES

As of October 3, 2009 and September 27, 2008, we had goodwill of $1,924,131.  In addition, we had patents and trademarks (net of accumulated amortization) of $293,018 as of October 3, 2009 and $316,435 as of September 27, 2008.  The goodwill is associated with the medical segment, and the patents and trademarks are associated with the medical and custom products segments.  Goodwill has an indefinite useful life.  The useful lives of individual patents and trademarks have been reviewed, and no material changes were required.

Amortization expense for patents and trademarks from continuing operations during fiscal years 2009, 2008, and 2007 was $75,801, $63,282 and $59,165, respectively.  Estimated amortization expense for the next five fiscal years based on existing patents and trademarks is as follows:

Estimated
Amortization
Fiscal years	Expense
2010	$54,217
2011	35,811
2012	31,612
2013	28,536
2014	25,671

6.  OTHER ASSETS

	2009	2008
Patents and trademarks, net of accumulated amortization of $1,510,892 (2009) and $1,435,091 (2008)	$293,018	$316,435
Cash value of life insurance policies - Note 2	1,820,474	1,837,869
Other	356,585	134,285
	$2,470,077	$2,288,589

7.  ACCRUED AND SUNDRY LIABILITIES

	2009	2008
Salaries and other compensation	$1,910,035	$1,271,859
Federal and state income taxes and sales taxes	455,134	101,359
Payroll taxes accrued and withheld	143,392	129,992
Property taxes	169,420	181,800
Medical insurance	249,689	276,071
Warranty reserve	461,721	365,721
Vendor rebates	339,111	410,990
Other	15,466	15,979
	$3,743,968	$2,753,771

8.  PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience and any specific warranty problems that have been identified.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the years ended October 3, 2009 and September 27, 2008 are as follows:

	2009	2008
Accrued liability at beginning of year	$365,721	$332,881
Increases in reserve	487,909	470,440
Expenses	(391,909)	(437,600)
Accrued liability at end of year	$461,721	$365,721

9.  BORROWINGS

Long-term debt consists of a revolving credit facility from a bank.  The maximum principal amount that we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The margin in effect for fiscal 2009 was 85 basis points.  The interest rate at November 20, 2008, the last date interest expense was incurred, was 3.7%.  Interest-only payments are required monthly.  The agreement includes financial covenants relating to tangible net worth and leverage ratios.  The agreement restricts dividends, stock repurchases, mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures.  Violation of loan covenants could result in acceleration of the term of the agreement.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the agreement.

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

We paid interest expense of approximately $4,000 in 2009, $108,000 in 2008 and $103,000 in 2007.

10.  DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer pursuant to a retirement agreement.  The payments will be made for the longer of the executive’s remaining life or his ex-wife's remaining life, if she survives him.  We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife.  We recognized expenses of approximately $69,000 in 2009, $73,000 in 2008, and $76,000 in 2007 related to this agreement.  An 8% discount rate was used in measuring the present value of our deferred compensation obligation.

11.  EQUITY COMPENSATION

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

Shown below is a summary of activity under the Company’s three stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 9/30/06	23,200	340,352	$6.03	307,432	$5.66

Fiscal Year 2007
Granted
Exercised		(108,089)	5.20
Forfeited	2,750	(2,750)	9.64
New option plan	250,000
Balance at 9/29/07	275,950	229,513	6.39	218,860	6.23

Fiscal Year 2008
Granted
Exercised		(38,743)	5.50
Forfeited
1997 Plan expired	(25,950)
Balance at 9/27/08	250,000	190,770	6.57	189,802	6.55

Fiscal Year 2009
Granted	(22,500)	22,500	9.34
Exercised		(645)	9.67
Forfeited		(1,289)	9.88
Balance at 10/3/09	227,500	211,336	$6.83	200,336	$6.69

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2009.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 2.75 - $ 4.30	86,843	$3.87	1.4	86,843	$3.87
6.18 - 9.18	51,324	7.56	4.3	51,324	7.56
9.34 - 10.52	73,169	9.84	6.8	62,169	9.93
$ 2.75 - $10.52	211,336	$6.83	4.0	200,336	$6.69

The Board of Directors adopted a stock purchase incentive plan in February 2000.  The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock.  Plan benefits are paid in shares of Company common stock.  Benefits earned and accrued under the plan were $3,749 in 2009, $7,254 in 2008 and $7,814 in 2007.  We issued stock valued at $7,254 in 2009, leaving a vested balance of $3,749 at October 3, 2009.

12.  IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000, which reduced the book value of our safety catheter assets to zero.  As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  This charge included an impairment charge for equipment of approximately $1,712,000, impairment of patents and trademarks of approximately $373,000 and reduction in net realizable value of inventories of approximately $794,000.  Accordingly, revenues and expenses related to the safety catheter business in fiscal year 2009 and 2008 are shown as a discontinued operation.  Results of operations for the fiscal year 2007 were restated to show the safety catheter segment as a discontinued operation.

We have ceased the use of the safety catheter assets and are committed to a plan of sale or abandonment.  We are still engaged in efforts to sell these assets in order to maximize any value that might currently remain.  However, we have no offers pending and can give no assurance that the assets will eventually be sold.  If the assets are not eventually sold, they will be abandoned and disposed of.

13.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of October 3, 2009 and September 27, 2008 are as follows:

	2009	2008
Deferred tax liabilities:
Depreciation	$(433,000)	$(417,000)

Deferred tax assets:
Deferred compensation	255,000	316,000
Accrued expenses	632,000	271,000
Inventory	354,000	357,000
Amortization	49,000	101,000
Other	11,000	10,000
Total deferred tax assets	1,301,000	1,055,000
Net deferred tax assets	$868,000	$638,000

We made cash income tax payments, net of refunds, of approximately $2,039,000, $2,302,000, and $2,114,000, in fiscal years 2009, 2008 and 2007, respectively.

Federal and state income tax provisions consist of the following:

	2009	2008	2007
Current:
Federal	$2,267,000	$2,048,000	$2,502,000
State	140,000	160,000	222,000
	2,407,000	2,208,000	2,724,000
Deferred:
Federal	(218,000)	288,000	(1,165,000)
State	(12,000)	21,000	(99,000)
	(230,000)	309,000	(1,264,000)
Income tax expense	$2,177,000	$2,517,000	$1,460,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:
	2009	2008	2007
Computed tax at the statutory rate	$2,333,000	$2,511,000	$1,474,000
Increases (decreases):
State income taxes, net of federal tax benefit	84,000	120,000	81,000
Tax-exempt investment income			(51,000)
Officer's life insurance	9,000	31,000	(44,000)
Domestic production deduction	(151,000)	(133,000)	(77,000)
Other, net	(98,000)	(12,000)	77,000
Income tax expense	$2,177,000	$2,517,000	$1,460,000

14.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2009	2008	2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$4,704,653	$4,918,764	$5,504,642
(Loss) from discontinued operations, net of income taxes	(20,622)	(49,915)	(2,630,703)
Net income	$4,684,031	$4,868,849	$2,873,939

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,730,426	2,771,754	2,723,942
Effect of dilutive securities:
Employee and board stock options	73,199	96,740	140,878
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,803,625	2,868,494	2,864,820

Income from continuing operations per share:
Basic	$1.72	$1.77	$2.02
Diluted	$1.68	$1.71	$1.92

(Loss) from discontinued operations per share:
Basic	$(0.01)	$(0.02)	$(0.97)
Diluted	n/a	n/a	n/a

Net income per share:
Basic	$1.72	$1.76	$1.06
Diluted	$1.67	$1.70	$1.00

15.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements.  We match a percentage of employee contributions, with certain limitations.  Our 401(k) matching contributions amounted to approximately $172,000, $212,000 and $183,000, for the 2009, 2008 and 2007 fiscal years, respectively.

16.  RELATED-PARTY TRANSACTIONS

We had no related-party transactions during any year in the three-year period ended October 3, 2009.

17.  MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and other treatment facilities throughout the United States.  Sales generated by the largest of these distributors amounted to approximately 12 % of net sales in 2009 and 11% of net sales in 2008 and 2007.

We have a business relationship with another customer to distribute certain of our consumer products.  Sales to this customer amounted to 26% of net sales in 2009, 20% of net sales in 2008 and 21% of net sales in 2007.

See Note 18 for further information about sales to major customers.

18.  OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments:  medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.  See also Note 12 – Impairment of Safety Catheter Assets.

The following table summarizes certain information on industry segments:

	2009	2008	2007
Net sales:
Medical	$37,813,756	$42,456,763	$43,248,331
Custom products	18,053,348	16,808,502	17,295,498
Total	$55,867,104	$59,265,265	$60,543,829

Operating profit (loss):
Medical	$5,586,679	$7,615,385	$9,129,693
Custom products	2,129,488	800,849	(266,994)
Total	7,716,167	8,416,234	8,862,699

Corporate expense	(848,274)	(897,760)	(734,757)
Other income (expense)	24,760	(57,710)	173,700
Income from continuing operations before income taxes	$6,892,653	$7,460,764	$8,301,642

	2009	2008	2007
Identifiable assets:
Medical	$14,153,908	$15,852,599	$15,869,258
Custom products	5,887,425	5,583,170	5,234,675
Corporate	6,793,218	2,677,085	2,734,125
	$26,834,551	$24,112,854	$23,838,058

Depreciation and amortization expenses:
Operating:
Medical	$564,184	$512,415	$444,751
Custom products	285,271	216,440	232,522
Corporate	540	502	429
	849,995	729,357	677,702
Other - discontinued operations			352,011
	$849,995	$729,357	$1,029,713

Capital expenditures:
Medical	$240,771	$492,088	$884,655
Custom products	114,373	199,955	124,520
	$355,144	$692,043	$1,009,175

Total sales by industry segment include sales from unaffiliated customers as reported in our statements of income.  In calculating operating profit, non-allocable general corporate expenses, interest expense, other income and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Identifiable assets are those assets that are used in the operations of each segment on an allocated basis.  Amounts shown for corporate assets consist primarily of cash, marketable securities and cash surrender value of life insurance.

We have several customers whose sales represent significant portions of sales in their respective business segments.  In the medical segment, sales to the top four distributors represented 45% of net medical sales in 2009, 52% in 2008 and 57% in 2007.  In the custom products segment, sales to one customer accounted for 79% of net custom products sales in 2009, 71% in 2008 and 72% in 2007.

Export sales (net), primarily to Canada, were approximately $2,420,000 in 2009, $3,287,000 in 2008 and $3,569,000 in 2007.  We have no physical assets in Canada or any other foreign country.

19.  OPERATING LEASES

We lease truck equipment in South Carolina.  In addition, we lease a 15,000 square foot distribution facility in Utah for $6,750 a month.  The Utah facility lease is cancellable by either party with 60 days notice.  Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $102,000 in 2009, $104,000 in 2008 and $107,000 in 2007.

20.  COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $625,000 of Selan® skin care products per calendar year through 2010.  For the fiscal years ended 2009, 2008 and 2007, purchases under this commitment were $745,000, $748,000 and $782,000.

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

21.  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown in the following table.

Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2009
Net sales	$13,392	$13,376	$14,327	$14,771	$55,867
Gross profit	4,690	4,774	5,004	5,740	20,208
Operating income	1,346	1,598	1,748	2,176	6,868
Income from continuing operations	888	1,056	1,156	1,605	4,705
Loss from discontinued operations net of income taxes	(1)	-	(19)	-	(21)
Net income	887	1,056	1,137	1,605	4,684
Earnings per share
Basic	0.32	0.39	0.42	0.59	1.72
Diluted	0.32	0.38	0.41	0.57	1.67

Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2008
Net sales	$13,664	$15,770	$14,852	$14,979	$59,265
Gross profit	4,647	5,544	4,955	5,249	20,395
Operating income	1,638	2,134	1,771	1,975	7,518
Income from continuing operations	1,062	1,404	1,162	1,291	4,919
Loss from discontinued operations net of income taxes	(17)	(27)	(4)	(2)	(50)
Net income	1,045	1,377	1,158	1,289	4,869
Earnings per share
Basic	0.38	0.50	0.42	0.47	1.76
Diluted	0.36	0.48	0.41	0.45	1.70

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of October 3, 2009.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of October 3, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our report on internal control was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2009 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2009 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2009 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of October 3, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,336	$6.83	331,381
Equity compensation plans not approved by security holders	0	0	0
Total	211,336	$6.83	331,381

For additional information on our stock option plans, see Note 11 in the Notes to Financial Statements for the year ended October 3, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2009 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2009 fiscal year under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

	(a) (1)	Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Financial Statements and Supplementary Data, beginning on page 34.

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

10.4.1*
Amendment No. 1 to the 1991 Stock Option Plan: Incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”), Commission File No. 0-11392.

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

10.7*
Span-America Medical Systems, Inc. 2000 Restricted Stock Plan: Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the Commission on January 11, 2001.

10.8*
Span-America Medical Systems, Inc. 2005 Non-Employee Director Stock Plan: Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders filed with the Commission on January 10, 2005.

10.9*
Span-America Medical Systems, Inc. 2007 Equity Incentive Plan: Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders filed with the Commission on January 8, 2007.

10.10*
Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002: Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the “2002 10-K”), Commission File No. 000-11392.

10.11*	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002: Incorporated by reference to Exhibit 10.21 of the 2002 10-K.

10.12*	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002: Incorporated by reference to Exhibit 10.22 of the 2002 10-K.

10.13*	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002: Incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.14*	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002: Incorporated by reference to Exhibit 10.24 of the 2002 10-K.

10.15*
Severance Protection Agreement between the Company and Wanda J. Totton dated February 11, 2004: Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.16*	Severance Protection Agreement between the Company and Erick C. Herlong dated December 1, 2008.

10.17*	Severance Protection Agreement between the Company and Marie Sitter dated December 1, 2008.

10.18
Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation:  Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 000-11392.

10.18.1
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

(b)  Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference

(c) Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

COL. A	COL. B	COL C.	COL. D		COL. E
		ADDITIONS
		(1)
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions-		End of
Description	Period	Expenses	Describe		Period
Year Ended October 3, 2009
Deducted from asset accounts:
Reserve for uncollectible accounts	$235,000	$(54,200)	$25,800	(a)	$155,000

Year Ended September 27, 2008
Deducted from asset accounts:
Reserve for uncollectible accounts	$189,000	$75,500	$29,500	(a)	$235,000

Year Ended September 29, 2007
Deducted from asset accounts:
Reserve for uncollectible accounts	$117,000	$99,841	$27,841	(a)	$189,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 22, 2009
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
December 22, 2009