Form 10-Q
period 2010-01-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2010-02-16
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, No Par Value – 2,740,384 shares as of 02/12/10

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	January 2,	October 3,
	2010	2009
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$1,754,544	$1,263,944
Securities available for sale - Note 2	4,403,746	3,703,839
Accounts receivable, net of allowances of $160,000
(Jan. 2, 2010) and $155,000 (Oct. 3, 2009)	6,364,187	6,305,430
Inventories - Note 3	3,512,425	3,909,318
Deferred income taxes	997,000	997,000
Prepaid expenses	145,813	101,835
Total current assets	17,177,715	16,281,366

Property and equipment, net - Note 4	6,053,981	6,158,977
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,504,330	2,470,077
	$27,660,157	$26,834,551

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,254,171	$1,679,822
Accrued and sundry liabilities	4,121,747	3,743,968
Total current liabilities	5,375,918	5,423,790

Deferred income taxes	129,000	129,000
Deferred compensation	697,147	708,421
Total long-term liabilities	826,147	837,421

Total liabilities	6,202,065	6,261,211

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,715,101
(Jan. 2, 2010) and 2,712,310 (Oct. 3, 2009)	807,258	792,466
Additional paid-in capital	632,186	619,460
Retained earnings	20,018,648	19,161,414
Total shareholders' equity	21,458,092	20,573,340

	$27,660,157	$26,834,551

Note: The Balance Sheet at October 3, 2009 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2010	2008

Net sales	$12,248,700	$13,392,383
Cost of goods sold	7,562,580	8,702,224
Gross profit	4,686,120	4,690,159

Selling and marketing expenses	2,099,730	2,236,109
Research and development expenses	223,459	169,613
General and administrative expenses	692,591	938,803
	3,015,780	3,344,525

Operating income	1,670,340	1,345,634

Non-operating income (expense):
Investment income and other	14,498	2,992
Interest expense	-	(4,620)
Net non-operating income (expense)	14,498	(1,628)

Income from continuing operations before income taxes	1,684,838	1,344,006
Income taxes on continuing operations	556,000	456,000
Income from continuing operations	1,128,838	888,006

(Loss) from discontinued operations, net of income taxes - Note 7	-	(1,465)

Net income	$1,128,838	$886,541

Earnings per share of common stock - Note 8
Income from continuing operations:
Basic	$0.42	$0.32
Diluted	$0.40	$0.32

(Loss) from discontinued operations:
Basic	$-	$(0.00)
Diluted	$-	n/a

Net income:
Basic	$0.42	$0.32
Diluted	$0.40	$0.32

Dividends per common share	$0.10	$0.09

Weighted average shares outstanding:
Basic	2,715,401	2,742,081
Diluted	2,831,459	2,810,985

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 2,	December 27,
	2010	2008
Operating activities:
Net income	$1,128,838	$886,541
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	201,723	204,485
Provision for losses on accounts receivable	9,610	9,000
Provision for deferred income taxes	7,992	-
(Increase) decrease in cash value of life insurance	(77,528)	144,451
Deferred compensation	(11,274)	(10,440)
Stock compensation expense	4,734	1,275
Changes in operating assets and liabilities:
Accounts receivable	(68,274)	374,559
Inventories	396,893	(56,291)
Prepaid expenses and other assets	(1,637)	(161,709)
Accounts payable and accrued expenses	(41,653)	(249,971)
Net cash provided by operating activities	1,549,424	1,141,900

Investing activities:
Purchases of marketable securities	(700,000)	-
Purchases of property and equipment	(77,951)	(104,817)
Payments for other assets	(17,842)	(16,817)
Net cash used for investing activities	(795,793)	(121,634)

Financing activities:
Dividends paid	(271,604)	(246,314)
Repayment of long-term debt	-	(700,000)
Purchase and retirement of common stock	(27,132)	(279,191)
Common stock issued upon exercise of options	35,705	-
Net cash used for financing activities	(263,031)	(1,225,505)

Increase (decrease) in cash and cash equivalents	490,600	(205,239)
Cash and cash equivalents at beginning of period	1,263,944	833,714
Cash and cash equivalents at end of period	$1,754,544	$628,475

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 2, 2010

1.  BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended January 2, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010.  For further information, refer to our Annual Report on Form 10-K for the year ended October 3, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

STOCK-BASED COMPENSATION

We measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants.  We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2009: risk-free interest rates between 1.99% and 2.72%; dividend yield of 3.2%; volatility factor of the expected market price of our common stock of between 43.8% and 44.4%; and a weighted average expected life of the option of 8.2 years.  No options were granted during the first three months of fiscal 2010.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of January 2, 2010, grouped by the categories described by the Financial Accounting Standards Board.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	Level 1	Level 2	Level 3

Cash value of life insurance policies	$1,898,002		$1,898,002
Securities available for sale	$4,403,746	$4,403,746

Securities available for sale at January 2, 2010 were variable rate demand notes.  We had no significant unrealized holding gains or losses during the quarter ended January 2, 2010.

3.  INVENTORIES

The components of inventories are as follows:

	Jan. 2,	Oct. 3,
	2010	2009

Raw materials	$2,540,052	$2,478,316
Finished goods	972,373	1,431,002
	$3,512,425	$3,909,318

4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Jan. 2,	Oct. 3,
	2010	2009

Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,795,135	6,793,205
Machinery and equipment	6,985,841	6,909,820
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,234,687	15,156,736
Less accumulated depreciation	9,180,706	8,997,759
	$6,053,981	$6,158,977

5.  OTHER ASSETS

Other assets consist of the following:

	Jan. 2,	Oct. 3,
	2010	2009
Patents and trademarks, net of accumulated
amortization of $1,527,168 (Jan. 2, 2010)
and $1,510,892 (Oct. 3, 2009)	$294,584	$293,018
Cash value of life insurance policies	1,898,002	1,820,474
Other	311,744	356,585
	$2,504,330	$2,470,077

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

Changes in our product warranty liability for the three months ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended
	Jan. 2,	Dec. 27,
	2010	2008

Accrued liability at beginning of period	$461,721	$365,721
Increases in reserve	146,026	164,508
Expenses	(128,026)	(140,508)
Accrued liability at end of period	$479,721	$389,721

7.  IMPAIRMENT OF SAFETY CATHETER ASSETS

In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000, which reduced the book value of our safety catheter assets to zero.  As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.  Accordingly, revenues and expenses related to the safety catheter business in fiscal year 2009 are shown as a discontinued operation.

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

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	Three Months Ended
	Jan. 2,	Dec. 27,
	2010	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,128,838	$888,006
Loss from discontinued operations, net of income taxes	-	(1,465)
Net income	$1,128,838	$886,541

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,715,401	2,742,081
Effect of dilutive securities:
Employee stock options and restricted stock	116,058	68,904
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,831,459	2,810,985

	Three Months Ended
	Jan. 2,	Dec. 27,
	2010	2008
Earnings per share of common stock
Income from continuing operations:
Basic	$0.42	$0.32
Diluted	$0.40	$0.32

Loss from discontinued operations, net
of income taxes:
Basic	$-	$(0.00)
Diluted	$-	n/a

Net income:
Basic	$0.42	$0.32
Diluted	$0.40	$0.32

9.  OPERATIONS AND INDUSTRY SEGMENTS

For management and financial reporting purposes, we divide our operating business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our products.

The following table summarizes certain information on industry segments:

	Three Months Ended
	Jan. 2,	Dec. 27,
	2010	2008
Net Sales:
Medical	$8,651,504	$9,800,678
Custom products	3,597,196	3,591,705
Total	$12,248,700	$13,392,383

Operating profit:
Medical	$1,321,879	$1,269,518
Custom products	441,969	407,672
Total	1,763,848	1,677,190

Corporate expense	(93,508)	(331,556)
Other income/(expense)	14,498	(1,628)
Income from continuing operations before income taxes	$1,684,838	$1,344,006

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009 and other risks referenced in our Securities and Exchange Commission filings.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Sales for the first quarter of fiscal 2010 declined 9% to $12.2 million compared with $13.4 million in the first quarter of last year primarily due to lower sales of our private label therapeutic support surfaces.  Net income for the quarter rose 27% to $1.1 million, or $0.40 per diluted share, compared with $887,000, or $0.32 per diluted share, in the first quarter of 2009.  The increase in net income was the result of reduced operating costs, including lower administrative expenses and improvements in manufacturing processes that have resulted in lower material, labor and overhead costs compared with last year.

Sales
The sales decrease for the first quarter of 2010 compared with the first quarter of 2009 was due primarily to the 12% decline in sales in the medical segment to $8.7 million from $9.8 million in the first quarter of 2009.  Approximately 97% of the medical sales decline was related to the expiration of our contract in April 2009 to supply private label support surfaces to Hill-Rom.  Sales of therapeutic support surfaces, our largest product line in the medical group, declined 15% to $5.5 million in the first quarter of fiscal 2010 from $6.4 million in the first quarter last year.  Excluding the effect of the private label sales decline, total sales of therapeutic support surfaces would have increased by 2% compared with the first quarter of fiscal 2009.  Our strongest sales performance within the therapeutic support surface group came from our PressureGuard® APM2® and Geomattress® product lines.

Sales comparisons in our overlay, positioner and seating product lines were unfavorable in the first quarter primarily due to higher-than-usual volume in last year’s first quarter when some customers were buying ahead of a January 1, 2009 sales price increase.  Mattress overlays declined 14%, patient positioner sales were down 22%, and sales of seating products decreased by 10% compared with the first quarter of fiscal 2009.  These declines were partially offset by increases in sales of Selan skin care products and our new Risk Manager bedside safety mat.  Selan sales were up by 26%, and Risk Manager sales reached $273,000 in the first quarter this year compared with minimal sales in the first quarter last year when the product line was first introduced.

We expect sales in the medical segment to be flat or down slightly during the remainder of fiscal 2010 as compared to fiscal 2009.  In prior comments, we stated that we expected total medical sales volume to improve later in the fiscal year as the economy strengthens.  We continue to believe this is accurate for most of our medical business.  However, we have recently been notified that one of our customers in the long-term care market will begin buying a portion of their support surfaces from a competitor rather than from Span-America.  We believe this change will reduce our sales to this customer, beginning in the second quarter of fiscal 2010.  Although we do not have enough information from our customer to specifically quantify the expected reduction in sales, we currently believe the reduction will have a moderately negative impact on overall medical sales levels.  We also expect that growth in sales to other medical customers and the introduction of several new products will partially offset expected sales declines with the affected customer.

Within the custom products segment, sales held steady at $3.6 million in the first quarter of fiscal 2010 compared with the same quarter last year.  Consumer bedding sales rose 6% to $3.0 million compared with $2.8 million in the first quarter of last year.  The growth in consumer sales came from new customers added in the last half of fiscal 2009 and increased sales volume with Wal-Mart, our largest consumer customer.

Sales of industrial products declined 19% in the first quarter of fiscal 2010 to $627,000 compared with $779,000 in the first quarter of last year.  Industrial sales continued to be affected by the soft economy and its effect on the water sports, automotive and packaging markets, our largest customers for industrial products.  However, looking at sequential quarters, first quarter 2010 industrial sales were up almost 9% from the fourth quarter of fiscal 2009, which marks only the second time in the past six quarters that we have had a sequential quarterly increase in sales of industrial products.

We expect custom products sales for the remainder of fiscal 2010 to be similar to those in the same period of fiscal 2009.

Gross Profit
Gross profit for the first quarter of fiscal 2010 remained level at $4.7 million compared with the first quarter last year.  However, gross margin rose to 38.3% of net sales in the first quarter of fiscal 2010 compared with 35.0% of net sales in the first quarter of last year.  The increase in gross margin compared with last year was the result of lower raw material costs and productivity gains that led to lower direct labor and manufacturing overhead costs.  In addition, we had a more profitable sales mix within the medical and custom products segments in the first quarter of 2010 compared with the first quarter of last year.  Our future gross margin performance will depend heavily on sales volume, product mix, raw material costs and manufacturing productivity.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses declined 6% to $2.1 million during the first quarter of fiscal 2010 compared with $2.2 million in the first quarter of fiscal 2009 because of lower commissions in the medical segment and smaller reductions in various other expenses, which were related to the decreases in sales of our branded medical products.  Total selling and marketing expenses for fiscal 2010 are expected to be similar to those of fiscal 2009.

Research and development expenses increased 32% to $223,000 for the first quarter of fiscal 2010 compared with $170,000 in the first quarter of fiscal 2009 due to continued product development efforts in the medical segment.  We expect total research and development expenses for fiscal 2010 will be slightly higher than those of fiscal 2009.

General and administrative expenses declined by 26% to $693,000 in the first quarter of fiscal 2010 compared with $939,000 in the first quarter of last year.  The decrease was primarily due to a swing in costs associated with the cash value of corporate-owned life insurance, from expense of $146,000 in the first quarter of fiscal 2009 to income of $76,000 in the first quarter of fiscal 2010.  Excluding the income from the cash value of life insurance, total administrative expenses in the first quarter of fiscal 2010 would have been $769,000.  The cash value of life insurance is adjusted to fair market value at the end of each quarter.  An increase in market value is recorded as a reduction in administrative expenses, and a decrease in market value is recorded as an increase in administrative expenses.  See Item 3 – “Quantitative and Qualitative Disclosures about Market Risk” for more information about the cash value of life insurance.  Administrative expenses for the full year of fiscal 2010 are expected to be slightly lower than those of fiscal 2009.

Operating Income
Operating income for the first quarter of fiscal 2010 was up 24% to $1.7 million compared with $1.3 million in the first quarter of last year.  The increase in operating income was caused primarily by reductions in manufacturing costs and decreases in selling and administrative expenses.

Non-Operating Income and Expenses
Investment and other non-operating income in the first quarter rose to $14,000 compared with net expense of $2,000 in the same period in fiscal 2009 primarily as a result of increased interest earned on investments.  In addition, we incurred $5,000 of interest expense in the first quarter of fiscal 2009.  No interest expense was incurred in the first quarter of 2010 as no amounts were owed on our revolving line of credit.  We expect net non-operating income to be higher in fiscal 2010 than in fiscal 2009.

Net Income and Dividends
Net income rose 27% to $1.1 million, or $0.40 per diluted share, compared with $887,000, or $0.32 per diluted share, in the first quarter last year primarily because of reductions in manufacturing, selling and administrative expenses.

During the first quarter of fiscal 2010, we paid dividends of $272,000, or 24% of net income.  This payment represented one quarterly dividend of $0.10 per share.  During the first quarter of last year, we paid dividends of $246,000, or 28% of net income.  This payment represented one quarterly dividend of $0.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2010 increased 36% to $1.5 million compared with $1.1 million in the first quarter of fiscal 2009.  The increase in operating cash flow was caused mainly by higher net income and a decrease in inventory during the first quarter of fiscal 2010 compared with decreases in accounts receivable, accounts payable and accrued expenses and an increase in prepaid expenses during the first quarter of fiscal 2009.  Major uses of cash provided by operations during the first quarter were purchases of marketable securities ($700,000) and payment of dividends ($272,000).

Working capital increased by $944,000, or 9%, to $11.8 million at the end of the first quarter of fiscal 2010 compared with fiscal year end 2009.  The increase was caused primarily by higher balances of cash and securities available for sale, which were partially offset by a decrease in inventory during the first quarter.  The current ratio at quarter end was up slightly to 3.2 from 3.0 at fiscal year end 2009.

Accounts receivable, net of allowances, increased by less than 1% to $6.4 million at the end of the first quarter of fiscal 2010.  Days sales outstanding (or average collection time), calculated using a monthly average for our trade accounts receivable, was 42 days in the first quarter of fiscal 2010 compared with 47 days in the first quarter of fiscal year 2009.  The shorter collection time was partially due to a shift in sales mix toward the custom products segment as medical sales declined while custom products remained level compared with the same quarter last year.  Medical sales typically have longer collection times than custom products sales.  All of our accounts receivable are unsecured.

Inventories decreased by $400,000, or 10%, to $3.5 million at the end of the first quarter of fiscal 2010 compared with $3.9 million at fiscal year-end 2009.  Inventory decreases occurred primarily in the category of medical finished goods.  We expect total inventory levels during fiscal 2010 to be similar to those of fiscal 2009.

Prepaid expenses increased by 43% to $146,000 on January 2, 2010, compared with $102,000 at the end of fiscal 2009 as a result of the payment of property and casualty insurance premiums.

Net property and equipment decreased by $105,000, or 2%, to $6.1 million at the end of the first quarter of fiscal 2010 as the result of depreciation expense of $183,000 partially offset by capital expenditures of $78,000.  We expect capital expenditures during fiscal 2010 to be lower than those of fiscal 2009.

Other assets increased $34,000 to $2.5 million on January 2, 2010, compared with fiscal year end 2009 mainly because of an increase in the cash value of corporate-owned life insurance.

Our trade accounts payable decreased by $426,000, or 25%, to $1.3 million on January 2, 2010, compared with $1.7 million at fiscal year-end 2009 due to the decline in sales volume and related raw material purchases as well as normal monthly fluctuations.  Accrued and sundry liabilities increased by $378,000, or 10%, to $4.1 million compared with $3.7 million at fiscal year-end 2009 due to increases in customer deposits and accruals for incentive compensation and income taxes payable.

We currently have no borrowings outstanding on our revolving line of credit.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to this agreement as of January 2, 2010.

Our credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  However, the loan agreement provides an exception to the above restriction to allow payment of regular quarterly dividends.  Regardless of our level of income from continuing operations, we may continue to pay regular quarterly dividends in amounts no greater than the previous quarter’s regular dividend as long as we remain in compliance with the tangible net worth and leverage ratio covenants in the loan agreement.

In November 2007, we announced a program to repurchase up to 5% (138,772 shares) of our outstanding common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  Pursuant to this program during the first quarter of fiscal 2010, we repurchased 1,717 shares of our outstanding common stock at a total cost of $27,000.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are still authorized to repurchase 116,262 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2010 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations in fiscal 2010.  We experienced price increases in several of our raw materials during the first quarter of fiscal 2010.  Current economic news within our primary markets is mixed, showing various offsetting positive and negative factors.  As a result, we believe that near-term inflation pressures will be subdued.  However, we believe there is still notably more upward pressure on raw material costs than we experienced last fiscal year.  We have generally been successful at offsetting the effect of previous raw material cost increases through a combination of sales price increases, efficiency improvements and other expense reduction efforts.  However, we can give no assurance that we will be able to offset future cost increases, which could negatively affect our profitability.

The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that future inflation might have on the cost of polyurethane foam, our largest-volume raw material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance, and our credit facility.  As of January 2, 2010, we had short-term investments of $4.4 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date.  Using the level of securities available for sale at January 2, 2010, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $44,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of January 2, 2010, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the quarter ended January 2, 2010, cash value of life insurance increased by 4%, creating non-cash income of approximately $76,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  The current margin is 85 basis points.  Interest is payable monthly.  There is no unused commitment fee associated with the line of credit.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility.  We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009.  Unless we borrow again under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 2, 2010, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of January 2, 2010.  There was no change in the Company’s internal control over financial reporting during our fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 4, 2009- October 31, 2009	0	0	0	117,979
November 1, 2009 - November 28, 2009	700	$16.35	700	117,279
November 29, 2009 – January 2, 2010	1,017	15.43	1,017	116,262
Total	1,717	$15.80	1,717	116,262

The company announced on November 28, 2007 that the Board of Directors authorized the company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I. – Item 2. – Management’s Discussion and Financial Analysis – Liquidity and Capital Resources, which description is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 12, 2010.  At this meeting, Robert H. Dick, James D. Ferguson and Robert B. Johnston were elected to three-year terms as directors.  The voting details are as follows:

Nominee	For	Against	Abstain	Broker Non-Votes
Robert H. Dick	1,383,205	203,729	0	0
James D. Ferguson	1,509,640	77,294	0	0
Robert B. Johnston	1,391,090	195,844	0	0

Richard C. Coggins, Thomas F. Grady, Jr. and Dan R. Lee continued in office as directors with terms expiring in 2011. Guy R. Guarch, Thomas D. Henrion, and Linda D. Norman continued in office as directors with terms expiring in 2012.

Also at this meeting, the shareholders approved the selection of Elliott Davis, LLC as the Company’s independent registered public accounting firm for fiscal year 2010. The voting results are as follows:
For	Against	Abstain	Broker Non-Votes
2,354,017	28,480	16,502	0
ITEM 6.  Exhibits

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

Date:     February 15, 2010