Form 10-Q
period 2010-04-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2010-05-18
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 3, 2010

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Common Stock, No Par Value – 2,738,584 shares as of 05/04/10

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	April 3,	October 3,
	2010	2009
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$1,695,716	$1,263,944
Securities available for sale - Note 2	4,316,224	3,703,839
Accounts receivable, net of allowances of $162,000 (April 3, 2010) and $155,000 (Oct. 3, 2009)	6,253,731	6,305,430
Inventories - Note 3	3,393,139	3,909,318
Deferred income taxes	997,000	997,000
Prepaid expenses	396,796	101,835
Total current assets	17,052,606	16,281,366

Property and equipment, net - Note 4	5,928,111	6,158,977
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,489,735	2,470,077
	$27,394,583	$26,834,551

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,464,091	$1,679,822
Accrued and sundry liabilities	2,523,148	3,743,968
Total current liabilities	3,987,239	5,423,790

Deferred income taxes	129,000	129,000
Deferred compensation	684,971	708,421
Total long-term liabilities	813,971	837,421

Total liabilities	4,801,210	6,261,211

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,739,284 (April 3, 2010) and 2,712,310 (Oct. 3, 2009)	970,600	792,466
Additional paid-in capital	636,920	619,460
Retained earnings	20,985,853	19,161,414
Total shareholders' equity	22,593,373	20,573,340

	$27,394,583	$26,834,551

Note: The Balance Sheet at October 3, 2009 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
Net sales	$13,140,887	$13,376,334	$25,389,587	$26,768,717
Cost of goods sold	8,032,263	8,602,085	15,594,843	17,304,309
Gross profit	5,108,624	4,774,249	9,794,744	9,464,408

Selling and marketing expenses	2,174,408	2,112,719	4,274,138	4,348,828
Research and development expenses	292,526	184,569	515,985	354,182
General and administrative expenses	797,168	878,464	1,489,759	1,817,267
	3,264,102	3,175,752	6,279,882	6,520,277

Operating income	1,844,522	1,598,497	3,514,862	2,944,131

Non-operating income (expense):
Investment income and other	7,721	690	22,219	3,682
Interest refund/(expense)	-	446	-	(4,174)
Net non-operating income (expense)	7,721	1,136	22,219	(492)

Income from continuing operations before income taxes	1,852,243	1,599,633	3,537,081	2,943,639
Income taxes on continuing operations	611,000	544,000	1,167,000	1,000,000
Income from continuing operations	1,241,243	1,055,633	2,370,081	1,943,639

(Loss) from discontinued operations, net of income taxes - Note 7	-	-	-	(1,465)

Net income	$1,241,243	$1,055,633	$2,370,081	$1,942,174

Earnings per share of common stock - Note 8
Income from continuing operations:
Basic	$0.45	$0.39	$0.87	$0.71
Diluted	0.44	0.38	0.84	0.69

(Loss) from discontinued operations:
Basic	$-	$-	$-	$(0.00)
Diluted	-	-	-	n/a

Net income:
Basic	$0.45	$0.39	$0.87	$0.71
Diluted	0.44	0.38	0.84	0.69

Dividends per common share	$0.10	$0.09	$0.20	$0.18

Weighted average shares outstanding:
Basic	2,731,591	2,733,447	2,723,496	2,737,764
Diluted	2,842,434	2,794,574	2,836,947	2,802,780

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 3,	March 28,
	2010	2009
Operating activities:
Net income	$2,370,081	$1,942,174
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	408,200	413,647
Provision for losses on accounts receivable	27,610	5,622
Provision for deferred income taxes	7,992	-
(Increase) decrease in cash value of life insurance	(116,050)	164,824
Deferred compensation	(23,450)	(20,878)
Stock compensation expense	9,468	13,809
Changes in operating assets and liabilities:
Accounts receivable	26,704	912,510
Inventories	516,179	(341,959)
Prepaid expenses and other assets	(72,578)	(374,859)
Accounts payable and accrued expenses	(1,430,332)	(1,127,208)
Net cash provided by operating activities	1,723,824	1,587,682

Investing activities:
Purchases of marketable securities	(700,000)	-
Proceeds from sale of marketable securities	85,000	-
Purchases of property and equipment	(140,730)	(216,754)
Payments for other assets	(26,510)	(17,517)
Net cash used for investing activities	(782,240)	(234,271)

Financing activities:
Dividends paid	(545,642)	(492,799)
Repayment of long-term debt	-	(700,000)
Purchase and retirement of common stock	(46,028)	(355,603)
Common stock issued upon exercise of options	81,858	-
Net cash used for financing activities	(509,812)	(1,548,402)

Increase (decrease) in cash and cash equivalents	431,772	(194,991)
Cash and cash equivalents at beginning of period	1,263,944	833,714
Cash and cash equivalents at end of period	$1,695,716	$638,723

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
April 3, 2010

1.  BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010.  For further information, refer to our Annual Report on Form 10-K for the year ended October 3, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

STOCK-BASED COMPENSATION

     We measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants.  We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2009:  risk-free interest rates between 1.99% and 2.72%; dividend yield of 3.2%; volatility factor of the expected market price of our common stock of between 43.8% and 44.4%; and a weighted average expected life of the option of 8.2 years.  No options were granted during the first six months of fiscal 2010.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes information on the fair value measurement of the Company’s assets as of April 3, 2010, grouped by the categories described by the FASB.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	Level 1	Level 2	Level 3

Cash value of life insurance policies	$1,936,524		$1,936,524
Securities available for sale	$4,316,224	$4,316,224

     Securities available for sale at April 3, 2010 were variable rate demand notes.  We had no material unrealized holding gains or losses during the six months ended April 3, 2010.

3.  INVENTORIES

     The components of inventories are as follows:

	April 3, 2010	Oct. 3, 2009
Raw materials	$2,486,982	$2,478,316
Finished goods	906,157	1,431,002
	$3,393,139	$3,909,318

4.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized by major classification as follows:

	April 3, 2010	Oct. 3, 2009
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,795,135	6,793,205
Machinery and equipment	7,048,620	6,909,820
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,297,466	15,156,736
Less accumulated depreciation	9,369,355	8,997,759
	$5,928,111	$6,158,977

5.  OTHER ASSETS

     Other assets consist of the following:

	April 3, 2010	Oct. 3, 2009
Patents and trademarks, net of accumulated amortization of $1,542,496 (April 3, 2010) and $1,510,892 (Oct. 3, 2009)	$287,924	$293,018
Cash value of life insurance policies	1,936,524	1,820,474
Other	265,287	356,585
	$2,489,735	$2,470,077

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

     Changes in our product warranty liability for the six months ended April 3, 2010 and March 28, 2009 are as follows:

	Six Months Ended
	April 3, 2010	Mar. 28, 2009
Accrued liability at beginning of period	$461,721	$365,721
Increases in reserve	321,893	296,407
Expenses	(285,893)	(248,407)
Accrued liability at end of period	$497,721	$413,721

7.  IMPAIRMENT OF SAFETY CATHETER ASSETS

     In October 2007, we decided to exit the safety catheter business and sell the related assets because we had been unable to generate sufficient sales volume to make it a viable business.  As a result of the degree of uncertainty associated with any potential sale of these assets, we concluded that we could not reasonably estimate a net realizable value for the assets.   As of September 29, 2007, we recorded an impairment charge of approximately $2,879,000, which reduced the book value of our safety catheter assets to zero.  Accordingly, revenues and expenses related to the safety catheter segment in fiscal year 2009 are shown as a discontinued operation.

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

8. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	April 3, 2010	Mar. 28, 2009	April 3, 2010	Mar. 28, 2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,241,243	$1,055,633	$2,370,081	$1,943,639
(Loss) from discontinued operations, net of income taxes	-	-	-	(1,465)
Net income	$1,241,243	$1,055,633	$2,370,081	$1,942,174

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,731,591	2,733,447	2,723,496	2,737,764
Effect of dilutive securities:
Employee stock options and restricted stock	110,843	61,127	113,451	65,016
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,842,434	2,794,574	2,836,947	2,802,780

Earnings per share of common stock:

Income from continuing operations :
Basic	$0.45	$0.39	$0.87	$0.71
Diluted	$0.44	$0.38	$0.84	$0.69

(Loss) from discontinued operations,
net of income taxes:
Basic	$-	$-	$-	$(0.00)
Diluted	$-	$-	$-	n/a

Net income:
Basic	$0.45	$0.39	$0.87	$0.71
Diluted	$0.44	$0.38	$0.84	$0.69

9.  OPERATIONS AND INDUSTRY SEGMENTS

     For management and financial reporting purposes, we divide our operating business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our products.

     The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	April 3, 2010	Mar. 28, 2009	April 3, 2010	Mar. 28, 2009

Net Sales:
Medical	$9,479,848	$9,331,905	$18,131,352	$19,132,583
Custom products	3,661,039	4,044,429	7,258,235	7,636,134
Total	$13,140,887	$13,376,334	$25,389,587	$26,768,717

Operating profit:
Medical	$1,721,261	$1,543,590	$3,043,140	$2,813,108
Custom products	301,073	300,485	743,042	708,157
Total	2,022,334	1,844,075	3,786,182	3,521,265

Corporate expense	(177,812)	(245,578)	(271,320)	(577,134)
Other income (expense)	7,721	1,136	22,219	(492)
Income from continuing operations before
income taxes	$1,852,243	$1,599,633	$3,537,081	$2,943,639

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

RESULTS OF OPERATIONS

Overview
Sales for the second quarter of fiscal 2010 declined 2% to $13.1 million compared with $13.4 million in the second quarter of last year due to lower sales in the custom products segment. Net income increased by 18% during the second quarter to $1.2 million, or $0.44 per diluted share, compared with $1.1 million, or $0.38 per diluted share, in the same quarter last year. The increase in net income was the result of reduced manufacturing costs, lower administrative expenses and a more profitable sales mix compared with last year.

Sales for the first half of fiscal 2010 declined 5% to $25.4 million compared with $26.8 million in the same period last year. The decline was due to lower sales volumes in both the medical and custom products segments. Net income increased by 22% during the first six months of fiscal 2010 to $2.4 million, or $0.84 per diluted share, compared with $1.9 million, or $0.69 per diluted share, in the same period last year. The year-to-date earnings increase was the result of lower manufacturing costs in the medical segment and declines in selling, marketing and administrative expenses.

Sales
Second quarter sales in the medical segment increased 2% to $9.5 million compared with $9.3 million in the same quarter last year. Sales of seating products increased by 11% during the second quarter compared with the same quarter last year. Patient positioner sales were up by 20%. Sales of Selan® skin care products increased by 14%, and mattress overlays increased by 30%. These higher-than-normal growth rates were related to the timing of customer orders around a 2009 sales price increase. Sales of these product lines in the second quarter last year were lower than usual because some customers bought ahead of a January 1, 2009 sales price increase. That situation created an unusually favorable quarter-to-quarter sales comparison in the second quarter of fiscal 2010. The year-to-date sales comparisons described below should give more representative information on sales trends for these product lines.

Sales of therapeutic support surfaces declined by 9% to $6.0 million compared with $6.6 million in the second quarter of last year. The decline was primarily due to lower sales of private-label support surfaces that were previously provided to a large customer under a contract that expired in April 2009. Excluding the effect of the private-label sales decline, sales of therapeutic support surfaces would have decreased by 1% in the second quarter of fiscal 2010. Therapeutic support surfaces made up 63% of our medical sales in the second quarter compared with 70% in the second quarter of last year. Medical sales represented 72% of total company sales in the second quarter of this year compared with 70% in the second quarter of last year.

For fiscal 2010 year to date, medical sales declined 5% to $18.1 million from $19.1 million in the same period last year. The decrease was driven by lower sales of private-label support surfaces as discussed above. Excluding private-label sales related to the expired contract described above, total medical sales in the first half of fiscal 2010 would have increased by 4% compared with the first half of fiscal 2009. We believe it is useful to view medical sales results excluding the impact of the expired contract in order to better judge the sales performance of the portion of our medical business that was unaffected by the private-label contract expiration.

Sales of therapeutic support surfaces, including private-label sales, fell by 12% during the period compared with the same period last year. Year-to-date sales of medical mattress overlays and Selan increased by 4% and 19%, respectively. Sales of seating products were flat. Patient positioner sales decreased by 5% for the first half of fiscal 2010 compared with the same period of last year.

We launched the Risk Manager bedside safety mat in December 2008. Customer response and sales have been promising at $323,000 for the second quarter of fiscal 2010 and $596,000 for the first six months of fiscal 2010.

We expect sales in the medical segment to be level or up slightly during the remainder of fiscal 2010 compared with fiscal 2009.

Sales in the custom products segment decreased 9% to $3.7 million in the second quarter of 2010 compared with $4.0 million in the second quarter of last year. The majority of the custom products sales decline came from our consumer bedding product lines. Consumer sales declined 15% in the second quarter of this year to $2.8 million compared with $3.3 million in the second quarter of last year. A consumer bedding promotion run by a major customer in the second quarter of last year was not repeated in the second quarter of this year. Industrial sales, which make up the other part of the custom products segment, rose 18% to $820,000 compared with $695,000 in the second quarter of last year due mainly to a broad-based increase in demand from several customers that appears to be related to increased manufacturing activity in our markets.

Sales in the custom products segment for the first half of fiscal 2010 were down 5% to $7.3 million compared with $7.6 million for the first two quarters of fiscal 2009. Consumer sales were down 6% to $5.8 million. Industrial sales declined 2% to $1.45 million. For the remainder of fiscal 2010, we expect custom products sales to increase compared with the first half of fiscal 2010 as a result of new consumer business with a national retailer, which we believe will begin shipping late in our third fiscal quarter of this year.

Gross Profit
Our gross profit increased 7% to $5.1 million in the second quarter of fiscal 2010 compared with $4.8 million in the second quarter of last year. Our gross margin for the second quarter increased to 38.9% compared with 35.7% in the same period last year. For the first half of fiscal 2010, our gross profit increased 3% to $9.8 million from $9.5 million, and our gross margin increased to 38.6% compared with 35.4% in the same period last year. The increases in gross profit and margin for the second quarter and year-to-date periods resulted from improvements in raw material and labor usage in the medical segment and gains in overall production efficiencies. Our product mix was also more favorable in the second quarter of fiscal 2010. We expect the gross margin for the full year of fiscal 2010 to be slightly higher than that of fiscal 2009.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 3% in the second quarter of fiscal 2010 to $2.2 million compared with $2.1 million in the prior year. The increase was largely due to higher evaluation samples expense for our therapeutic support surfaces and higher shipping costs in the medical segment. For the first half of fiscal 2010, selling and marketing expenses were down 2% to $4.3 million compared with the same period last year due to lower commissions and medical insurance expense. We expect total sales and marketing expenses for fiscal 2010 to be similar to those of fiscal 2009.

Research and development expenses increased 58% to $293,000 compared with $185,000 in the second quarter of fiscal 2009. The increase resulted from new product development efforts in the medical segment. Total research and development expenses for the first half of fiscal 2010 were up 46% to $516,000 compared with the first half of fiscal 2009. We expect that total research and development expenses for the remainder of fiscal 2010 will be somewhat lower than first half fiscal 2010 levels.

Administrative expenses decreased by 9% to $797,000 in the second quarter of fiscal 2010 compared with $878,000 in the second quarter of last year. Administrative expenses for the year-to-date in fiscal 2010 decreased 18% to $1.5 million compared with $1.8 million in the first half of last year. The decreases for the second quarter and year-to-date periods were due primarily to a decline in property and casualty insurance premiums and an increase in the cash value of corporate-owned life insurance policies, which reduces administrative expense. The cash value of corporate-owned life insurance policies increased $114,000 during the first six months of fiscal 2010 compared with a decrease in value of $166,000 in the first six months of fiscal 2009, resulting in a $280,000 decrease in expenses during the comparative period. Excluding the effect of the cash value of life insurance from both periods, total administrative expenses would have declined by 3% during the first half of fiscal 2010 instead of the 18% decline actually incurred. We believe it is useful to discuss this adjusted change in administrative expenses because the fluctuations in cash value of life insurance are caused by financial market changes and, for short-term periods, are less directly controlled by management than other administrative expense items. We expect administrative expenses for fiscal 2010 to be lower than those of fiscal 2009.

Operating income increased by 15% to $1.8 million in the second quarter from $1.6 million in the same quarter last year. For the fiscal year-to-date, total operating income increased 19% to $3.5 million compared with $2.9 in the same period of last year. The increase in operating income for the second quarter and year-to-date periods was the result of lower manufacturing costs in the medical segment, a more profitable sales mix primarily in the second quarter and reductions in selling, marketing and administrative expenses.

Non-Operating Income and Expenses
We generated net non-operating income of $8,000 in the second quarter of fiscal 2010 compared with $1,000 in the second quarter of last year. For the first half of fiscal 2010, net non-operating income was $22,000 compared with net non-operating expense of less than $1,000 in the same period of last year. The change was caused by a $19,000 increase in investment income, which in turn was due to higher short-term investment levels this year compared with the same periods last year. We expect net non-operating income during the remainder of fiscal 2010 to be similar to the first half fiscal 2010 levels.

Net Income and Dividends
Net income increased 18% during the second quarter to $1.2 million, or $0.44 per diluted share, compared with $1.1 million, or $0.38 per diluted share, in the same quarter of last year. Net income for the first half of fiscal 2010 increased 22% to $2.4 million, or $0.84 per diluted share, compared with $1.9 million, or $0.69 per diluted share, in the first six months of fiscal 2009. The increases in earnings for the second quarter and year-to-date periods were caused by the same factors described above.

During the first six months of fiscal 2010, we paid dividends of $546,000, or 23% of net income. These payments represented two quarterly dividends of $0.10 per share. During the first six months of fiscal 2009, we paid dividends of $493,000, or 25% of net income. These payments represented two quarterly dividends of $0.09 per share.

Following the close of the quarter, the board of directors declared a special cash dividend of $1.00 per share payable on June 4, 2010 to shareholders of record on May 20, 2010. In addition, the board declared a regular quarterly dividend of $0.10 per share with the same record and payment dates. Both the special and regular quarterly dividends are expected to be paid from cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first six months of fiscal 2010 increased by 9% to $1.7 million compared with $1.6 million in the same period last year. The increase in cash flow compared with the first half of last year was caused primarily by an increase in net income during the period. Changes in working capital accounts slightly reduced operating cash flow during the first half of fiscal 2010 and consisted of the following: a decrease in inventory related to the medical business, a decrease in accounts payable and accrued expenses caused by normal monthly fluctuations and the payment in January of each period of various accrued expenses. Cash provided by operations was used during the first two quarters of fiscal 2010 to fund dividends of $546,000, capital expenditures of $141,000 and net purchases of marketable securities of $615,000.

Working capital increased by $2.2 million, or 20%, to $13.1 million at the end of the second quarter compared with $10.9 million at the end of last fiscal year. The increase in working capital was caused by increases in cash, securities available for sale and prepaid expenses combined with a decrease in accounts payable and accrued liabilities. The current ratio at quarter-end increased to 4.3 from 3.0 at fiscal year end 2009.

Accounts receivable, net of allowances, remained level at $6.3 million at the end of the second quarter of fiscal 2010 compared with fiscal year end 2009. Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 42 days for the year-to-date in fiscal 2010 compared with 43 days for fiscal 2009. All of our accounts receivable are unsecured.

Inventories decreased by $516,000, or 13%, to $3.4 million at the end of the second quarter of fiscal 2010 compared with $3.9 million at fiscal year-end 2009. The decrease occurred primarily in the category of medical finished goods and was related to our ongoing efforts to reduce inventory levels to improve manufacturing efficiencies. Inventory turns, calculated using average inventory and annualized cost of goods sold, for the first half of fiscal 2010 were 8.5 times compared with 9.0 times for the full fiscal year in 2009. Inventory turns declined in spite of lower inventory levels because cost of sales also decreased during the period and because we used an average of beginning and ending inventory levels in the turns calculation. We expect total inventory levels during fiscal 2010 to be lower than those of fiscal 2009.

Prepaid expenses increased by $295,000 to $397,000 at April 3, 2010 compared with $102,000 at the end of fiscal 2009 primarily as a result of the payment of property and casualty insurance premiums at the beginning of the fiscal year.

Net property and equipment decreased by $231,000 to $5.9 million at the end of the second quarter of fiscal 2010 as the result of the combination of normal depreciation expense of $372,000 and capital expenditures of $141,000. We expect that capital expenditures during fiscal 2010 will be similar to 2009 levels.

Other assets remained level at $2.5 million compared with fiscal year end. The increase in cash value of life insurance policies was offset by a decrease in deposits on raw material purchases.

Our trade accounts payable decreased by $216,000, or 13%, to $1.5 million compared with $1.7 million at fiscal year end 2009 due to normal monthly fluctuations in the timing of purchases and payments. Accrued and sundry liabilities decreased by $1.2 million, or 33%, to $2.5 million compared with fiscal year end 2009 due to payments of previously accrued expenses in the categories of customer rebates, incentive compensation, property taxes and income taxes.

We currently have no borrowings outstanding on our revolving line of credit. The maximum principal amount we can borrow at any one time under the loan agreement is $10 million. The maturity date is June 5, 2012. We believe that we were in compliance with all covenants relating to the loan agreement as of April 3, 2010.

Our loan agreement contains a covenant that restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. Our payment of the $1.00 per share special dividend described above could require us to request a waiver of this covenant. We expect this waiver to be granted if requested. Consequently, we believe that this restrictive covenant in the loan agreement will not affect our ability to pay the special dividend or regular quarterly dividends in fiscal 2010. In addition, the loan agreement provides an exception to the above restriction to allow payment of regular quarterly dividends. Regardless of our level of income from continuing operations, we may continue to pay regular quarterly dividends in amounts no greater than the previous quarter’s regular dividend as long as we remain in compliance with the tangible net worth and leverage ratio covenants in the loan agreement.

In November 2007, we announced a program to repurchase up to 5% (138,772 shares) of our outstanding common stock. In February 2009, we expanded the repurchase program by 100,000 additional shares, authorizing a total repurchase program of 238,772 shares. Pursuant to this program during the first six months of fiscal 2010, we repurchased 2,817 shares of our outstanding common stock at a total cost of $46,028 or an average cost per share of $16.34. Our total stock repurchases from November 2007 to April 3, 2010 were 123,610 shares at a total cost of $1.4 million, or an average cost per share of $11.30. We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions. Considering prior purchases, we are authorized to repurchase an additional 115,162 shares under the program. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2010, including the special dividend discussed above, and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in fiscal 2010. We have experienced price increases in several of our raw materials during the first half of fiscal 2010, and we have worked to mitigate those higher costs through improved efficiencies and expense reductions. It is difficult to predict the impact that possible future raw material cost changes might have on our profitability. We can give no assurance that we will be able to offset future cost increases, and the failure to offset future price increases could negatively affect our profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance and our credit facility. As of April 3, 2010, we had short-term investments of $4.3 million, which were classified as available for sale. These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.” The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks. The bonds carry the credit rating of the underlying bank. The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process. We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date. Using the level of securities available for sale at April 3, 2010, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $43,000. The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of April 3, 2010, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, and interest rate and company risk similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not be large enough to have a material impact on our total assets or total shareholder’s equity, but they could be large enough to have a material impact on our pre-tax operating earnings. During the six months ended April 3, 2010, cash value of life insurance increased by 6%, creating non-cash income of approximately $114,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). The margin in effect during fiscal 2009 was 85 basis points. The current margin in effect would be 85 basis points if we had borrowings outstanding under the credit facility. Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009. Unless we borrow again under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 3, 2010, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of April 3, 2010. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2010-January 30, 2010	-	-	-	116,262
January 31, 2010 – February 27, 2010	500	$16.56	500	115,762
February 28, 2010 – April 3, 2010	600	$17.69	600	115,162
Total	1,100	$17.18	1,100	115,162

On February 12, 2010, we awarded each non-employee director 1,000 shares of our common stock as part of their regular annual board compensation.  In addition to the 1,000 shares described above, as compensation for additional duties, the chairman of the board received an additional 1,000 shares, and the chairman of the audit committee received an additional 500 shares of company common stock.  Total shares issued for calendar 2010 under these board compensation arrangements were 8,500 shares valued at $136,085 (based on a price of $16.01 per share, which was the average of the high and low sales prices of the company’s common stock on the issue date).  These shares were issued pursuant to the 2007 Equity Incentive Plan, which was approved by shareholders in February 2007 and registered with the Securities and Exchange Commission in October 2007.

On November 28, 2007, the Board of Directors authorized the company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, which description is incorporated herein by reference.

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

DATE:     May 18, 2010