Form 10-Q
period 2010-07-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2010-08-17
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 3, 2010

OR
 ___ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer  X    Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, No Par Value – 2,764,057 shares as of 08/13/10

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets – July 3, 2010 and October 3, 2009	3

Statements of Income – Three and nine months ended July 3, 2010 and
June 27, 2009	4

Statements of Cash Flows – Nine months ended July 3, 2010 and
June 27, 2009	5

Notes to Financial Statements – July 3, 2010	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

SIGNATURES	19

OFFICER CERTIFICATIONS	20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	July 3,	October 3,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$768,018	$1,263,944
Securities available for sale - Note 2	2,701,588	3,703,839
Accounts receivable, net of allowances of $138,000
(July 3, 2010) and $155,000 (Oct. 3, 2009)	6,842,388	6,305,430
Inventories - Note 3	4,093,326	3,909,318
Deferred income taxes	997,000	997,000
Prepaid expenses	257,985	101,835
Total current assets	15,660,305	16,281,366

Property and equipment, net - Note 4	5,762,755	6,158,977
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,391,929	2,470,077
	$25,739,120	$26,834,551

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,115,934	$1,679,822
Accrued and sundry liabilities	2,412,300	3,743,968
Total current liabilities	4,528,234	5,423,790

Deferred income taxes	129,000	129,000
Deferred compensation	672,795	708,421
Total long-term liabilities	801,795	837,421

Total liabilities	5,330,029	6,261,211

Commitments and Contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares
2,748,206 (July 3, 2010) and 2,712,310 (Oct. 3, 2009)	870,739	792,466
Additional paid-in capital	641,653	619,460
Retained earnings	18,896,699	19,161,414
Total shareholders' equity	20,409,091	20,573,340

	$25,739,120	$26,834,551

Note: The Balance Sheet at October 3, 2009 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Net sales	$13,161,929	$14,327,206	$38,551,516	$41,095,924
Cost of goods sold	8,451,604	9,323,297	24,046,448	26,627,606
Gross profit	4,710,325	5,003,909	14,505,068	14,468,318

Selling and marketing expenses	2,246,674	2,248,356	6,520,811	6,597,184
Research and development expenses	201,306	253,490	717,291	607,672
General and administrative expenses	876,509	754,177	2,366,268	2,571,445
	3,324,489	3,256,023	9,604,370	9,776,301

Operating income	1,385,836	1,747,886	4,900,698	4,692,017

Non-operating income (expense):
Investment income and other	25,439	3,939	47,658	7,621
Interest (expense)	-	-	-	(4,174)
Net non-operating income	25,439	3,939	47,658	3,447

Income from continuing operations before income taxes	1,411,275	1,751,825	4,948,356	4,695,464
Income taxes on continuing operations	466,000	596,000	1,633,000	1,596,000
Income from continuing operations	945,275	1,155,825	3,315,356	3,099,464

(Loss) from discontinued operations, net of income taxes - Note 7	-	(19,157)	-	(20,622)

Net income	$945,275	$1,136,668	$3,315,356	$3,078,842

Earnings per share of common stock - Note 8
Income from continuing operations:
Basic	$0.34	$0.42	$1.21	$1.13
Diluted	$0.33	$0.41	$1.17	$1.11

(Loss) from discontinued operations:
Basic	$-	$(0.01)	$-	$(0.01)
Diluted	$-	n/a	$-	n/a

Net income:
Basic	$0.34	$0.42	$1.21	$1.13
Diluted	$0.33	$0.41	$1.17	$1.10

Dividends per common share - Note A	$1.10	$0.09	$1.30	$0.27

Weighted average shares outstanding:
Basic	2,746,268	2,727,860	2,731,087	2,734,463
Diluted	2,853,176	2,802,385	2,842,357	2,802,648

Note A:	Dividends for the three and nine months ended July 3, 2010 include a special dividend of $1.00 per share declared in May 2010 and paid in June 2010.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 3,	June 27,
	2010	2009
Operating activities:
Net income	$3,315,356	$3,078,842
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	615,147	628,357
Provision for (recovery of) losses on accounts receivable	11,346	(56,309)
Gain on sale of property and equipment	(17,902)	(931)
(Increase) decrease in cash value of life insurance	(45,970)	95,950
Provision for deferred income taxes	7,992	-
Deferred compensation	(35,626)	(32,989)
Stock compensation expense	14,202	31,974
Changes in operating assets and liabilities:
Accounts receivable	(546,054)	940,575
Inventories	(184,008)	(138,786)
Prepaid expenses and other assets	102,313	(327,945)
Accounts payable and accrued expenses	(889,337)	(566,519)
Net cash provided by operating activities	2,347,459	3,652,219

Investing activities:
Purchases of marketable securities	(700,000)	(500,000)
Proceeds from sales of marketable securities	1,700,000	-
Purchases of property and equipment	(166,661)	(280,921)
Proceeds from sale of property and equipment	19,500	931
Payments for other assets	(52,121)	(41,475)
Net cash provided by (used for) investing activities	800,718	(821,465)

Financing activities:
Dividends paid	(3,580,071)	(738,217)
Repayment of long-term debt	-	(700,000)
Purchase and retirement of common stock	(233,091)	(483,670)
Common stock issued upon exercise of options	169,059	6,237
Net cash used for financing activities	(3,644,103)	(1,915,650)

(Decrease) increase in cash and cash equivalents	(495,926)	915,104
Cash and cash equivalents at beginning of period	1,263,944	833,714
Cash and cash equivalents at end of period	$768,018	$1,748,818

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
July 3, 2010

1. BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010.  For further information, refer to our Annual Report on Form 10-K for the year ended October 3, 2009.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2009:  risk-free interest rates between 1.99% and 2.72%; dividend yield of 3.2%; volatility factor of the expected market price of our common stock of between 43.8% and 44.4%; and a weighted average expected life of the option of 8.2 years.  No options were granted during the first nine months of fiscal 2010.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of July 3, 2010, grouped by the categories described by the FASB.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	Level 1	Level 2	Level 3

Cash value of life insurance policies	$1,866,444		$1,866,444
Securities available for sale	$2,701,588	$2,701,588

Securities available for sale at July 3, 2010 were variable rate demand notes. We had no material unrealized holding gains or losses during the nine months ended July 3, 2010.

3. INVENTORIES

The components of inventories are as follows:

	July 3, 2010	Oct. 3, 2009
Raw materials	$2,962,310	$2,478,316
Finished goods	1,131,016	1,431,002
	$4,093,326	$3,909,318

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	July 3, 2010	Oct. 3, 2009
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,797,535	6,793,205
Machinery and equipment	6,917,263	6,909,820
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,168,509	15,156,736
Less accumulated depreciation	9,405,754	8,997,759
	$5,762,755	$6,158,977

5. OTHER ASSETS

Other assets consist of the following:

	July 3, 2010	Oct. 3, 2009
Patents and trademarks, net of accumulated amortization of $1,557,254 (July 3, 2010) and $1,510,892 (Oct. 3, 2009)	$298,778	$293,018
Cash value of life insurance policies	1,866,444	1,820,474
Other	226,707	356,585
	$2,391,929	$2,470,077

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

Changes in our product warranty liability for the nine months ended July 3, 2010 and June 27, 2009 are as follows:

	Nine Months Ended
	July 3, 2010	June 27, 2009
Accrued liability at beginning of period	$461,721	$365,721
Increases in reserve	412,057	442,064
Expenses	(358,057)	(370,064)
Accrued liability at end of period	$515,721	$437,721

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

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$945,275	$1,155,825	$3,315,356	$3,099,464
(Loss) from discontinued operations,
net of income taxes	-	(19,157)	-	(20,622)

Net income	$945,275	$1,136,668	$3,315,356	$3,078,842

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,746,268	2,727,860	2,731,087	2,734,463
Effect of dilutive securities:
Employee stock options and restricted stock	106,908	74,525	111,270	68,185
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,853,176	2,802,385	2,842,357	2,802,648

Income per share from continuing operations:
Basic	$0.34	$0.42	$1.21	$1.13
Diluted	$0.33	$0.41	$1.17	$1.11

(Loss) per share from discontinued operations,
net of income taxes:
Basic	$-	$(0.01)	$-	$(0.01)
Diluted	$-	n/a	$-	n/a

Net income per share:
Basic	$0.34	$0.42	$1.21	$1.13
Diluted	$0.33	$0.41	$1.17	$1.10

9. OPERATIONS AND INDUSTRY SEGMENTS

     For management and financial reporting purposes, we divide our operating business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net sales:
Medical	$8,722,513	$9,143,940	$26,853,865	$28,276,524
Custom products	4,439,416	5,183,266	11,697,651	12,819,400
Total	$13,161,929	$14,327,206	$38,551,516	$41,095,924

Operating profit:
Medical	$1,295,627	$1,320,260	$4,338,767	$4,133,367
Custom products	324,644	551,575	1,067,686	1,259,733
Total	1,620,271	1,871,835	5,406,453	5,393,100

Corporate expense	(234,435)	(123,949)	(505,755)	(701,083)
Other income	25,439	3,939	47,658	3,447
Income from continuing operations before income taxes	$1,411,275	$1,751,825	$4,948,356	$4,695,464

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

RESULTS OF OPERATIONS

Overview
Sales for the third quarter of fiscal 2010 decreased 8% to $13.2 million compared with $14.3 million in the third quarter of last year due to lower sales volumes in both the custom products and medical segments.  Net income decreased 17% for the third quarter to $945,000, or $0.33 per diluted share, compared with $1.1 million, or $0.41 per diluted share, in the same quarter of last year.  The decrease in net income was the result of lower sales volume, a less profitable sales mix within the consumer product lines and higher administrative expenses compared with last year.

Sales for the first nine months of fiscal 2010 were down 6% to $38.6 million compared with $41.1 million in the same period last year.  Net income increased 8% during the first nine months of fiscal 2010 to $3.3 million, or $1.17 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in the same period last year.  The decrease in sales was due to lower order volumes in both the medical and custom products segments.  Despite the lower sales volume, year-to-date net income rose due to the combination of reduced manufacturing costs and lower selling and administrative expenses.

Sales
Sales in the custom products segment decreased 14% to $4.4 million in the third quarter of 2010 compared with $5.2 million in the third quarter of last year.  The majority of the custom products sales decline came from our consumer bedding product lines, which were down 19% in the third quarter of this year to $3.6 million compared with $4.4 million in the third quarter of last year.  The unfavorable comparison in consumer sales was due entirely to a market test program with a warehouse club that increased sales in the third quarter of last year and was not repeated in the third quarter of this year.  Excluding the effect of last year’s market test program, consumer sales would have increased in the third quarter this year.

 Within the custom products segment, the decrease in consumer sales was partially offset by higher industrial sales, which rose 12% to $837,000 compared with $745,000 in the third quarter of last year.  The third quarter industrial sales growth was broad-based, coming from customers in the automotive, water sports and packaging markets.  Our industrial sales performance also came from a combination of new and existing customers.  The demand for our industrial products generally follows trends in regional manufacturing activity, and we consider it a positive sign that industrial sales volume has improved each quarter this fiscal year.

Sales in the custom products segment for the year to date in fiscal 2010 were down 9% to $11.7 million compared with $12.8 million for the same period of fiscal 2009.  Consumer sales were down 11% to $9.4 million because of the market test program in the third quarter of fiscal 2009 as noted above.  Industrial sales increased 3% to $2.3 million due to stronger demand in our primary markets of automotive, water sports and packaging.  We expect custom products sales for the fourth quarter to be greater than those of any of the first three quarters of fiscal 2010 as a result of new consumer business with a national retailer, which we began shipping late in our third fiscal quarter of this year.

Third quarter sales in the medical segment decreased 5% to $8.7 million compared with $9.1 million in the same quarter of last year.  The primary reason for the decline was weak demand for therapeutic support surfaces in the long-term care and home care markets, where we believe that some customers have postponed or reduced capital goods purchases in response to the slow economic recovery and general uncertainty in parts of the medical market.  Sales of therapeutic support surfaces declined 13% to $5.4 million compared with $6.3 million in the third quarter of last year.  Therapeutic support surfaces made up 62% of our medical sales in the third quarter of 2010 compared with 69% in the third quarter of last year.

The decrease in therapeutic support surface sales in the third quarter was partially offset by sales increases in our other medical product lines.  Patient positioner sales were up by 19%, and sales of mattress overlays increased 16%.  Growth in these product lines was due to increased demand in the acute care market.  Sales of the Risk Manager bedside safety mat also grew by 19%.  Sales of Selan® skin care products increased 5%, and seating product sales increased 1% during the third quarter compared with the same quarter of last year.  Medical sales represented 66% of total company sales in the third quarter of this year compared with 64% in the third quarter of last year.

For fiscal 2010 year to date, medical sales declined 5% to $26.9 million from $28.3 million in the same period last year.  The decrease was driven by lower sales volume of therapeutic support surfaces, which fell by 12% to $16.9 million compared with $19.3 million during the same period last year.  Most of the year-to-date decline in sales of therapeutic support surfaces was caused by the prior expiration and subsequent wind-down of a private label supply contract with Hill-Rom, as discussed in previous reports.

In other medical product lines, year-to-date sales of medical mattress overlays and Selan increased 8% and 14%, respectively.  Sales of the Risk Manager bedside safety mat, which was first introduced in the first quarter of fiscal year 2009, increased 102% for the first three quarters of fiscal 2010.  Sales of seating products were flat.  Patient positioner sales increased 2% for the first nine months of fiscal 2010 compared with the same period of last year.  We expect fourth quarter sales in the medical segment to be similar to medical sales levels in the fourth quarter of last year.

Gross Profit
Our gross profit decreased 6% to $4.7 million in the third quarter of fiscal 2010 compared with $5.0 million in the third quarter of last year mainly because of lower sales volume. However, our gross margin for the third quarter increased to 35.8% compared with 34.9% in the same period last year.  The increase in gross margin for the third quarter resulted from lower levels of rebates to medical customers, a more profitable mix of medical products and a shift in our overall sales mix toward the more profitable medical segment.

For the first three quarters of fiscal 2010, our gross profit remained level at $14.5 million, but our gross margin increased to 37.6% compared with 35.2% in the same period last year.  The year-to-date increase in gross margin reflected continuing improvements in manufacturing efficiencies and a more profitable sales mix within the medical segment, which was caused in part by lower levels of customer rebates.  We expect the gross margin for the fourth quarter of fiscal 2010 to be lower than the gross margin in the fourth quarter of fiscal 2009 for two main reasons.  First, we believe our sales mix in the fourth quarter this year will be shifted more toward the lower-margin custom products business compared with the fourth quarter last year.  Second, we had unusually strong overall sales and earnings performance in the fourth quarter of fiscal 2009, which will create a challenging quarterly comparison in the fourth quarter this year.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses remained level in the third quarter of fiscal 2010 at $2.2 million compared with the same period last year.  For the first nine months of fiscal 2010, selling and marketing expenses were down 1% to $6.5 million compared with the same period last year due to lower commissions.  We expect total selling and marketing expenses for the fourth quarter of fiscal 2010 to be slightly lower than those of the fourth quarter of fiscal 2009.

Research and development expenses decreased 21% to $201,000 compared with $253,000 in the third quarter of fiscal 2009.  The decrease was due to lower expenses on several medical development projects as they approached completion.  Total research and development expenses for the year to date in fiscal 2010 were up 18% to $717,000 compared with $608,000 in the same period in fiscal 2009.  We expect that total research and development expenses will continue to fluctuate from quarter to quarter, depending on the timing and progress of various product development programs.

Administrative expenses increased 16% to $877,000 in the third quarter of fiscal 2010 compared with $754,000 in the third quarter of last year.  The increase in the third quarter was due primarily to an unrealized loss in the cash value of corporate-owned life insurance policies, which increased administrative expense.  The cash value of corporate-owned life insurance policies decreased $71,000 during the third quarter of fiscal 2010 compared with an increase in value of $68,000 in the third quarter of fiscal 2009, resulting in a $139,000 swing in non-cash expenses during the comparative period.  Excluding the effect of the cash value of life insurance from both periods, total administrative expenses would have declined 2% during the third quarter of fiscal 2010.  We believe it is useful to discuss this adjusted change in administrative expenses because the fluctuations in the cash value of life insurance are caused by financial market changes and, for short-term periods, are less directly controlled by management than other administrative expense items.

Administrative expenses for the year-to-date in fiscal 2010 decreased 8% to $2.4 million compared with $2.6 million in the same period last year.  The decrease was the result of lower property and casualty insurance costs and the change in the cash value of life insurance from $44,000 of income in the first nine months of fiscal 2010 compared with $98,000 of expense in the same period of 2009.  We expect administrative expenses for the fourth quarter of fiscal 2010 to be slightly less than those of the fourth quarter of last year.

Operating income decreased 21% to $1.4 million in the third quarter from $1.7 million in the same quarter of last year.  The decrease in operating income for the third quarter was the result of lower sales volume, a lower level of gross profit and an increase in administrative expenses.  For the fiscal year- to-date, total operating income increased 4% to $4.9 million compared with $4.7 million in the same period of last year due to improved manufacturing efficiencies and decreases in customer rebates, selling expenses and administrative expenses.

Non-Operating Income and Expenses
We generated net non-operating income of $25,000 in the third quarter of fiscal 2010 compared with $4,000 in the third quarter of last year.  For the year-to-date in fiscal 2010, net non-operating income was $48,000 compared with $3,000 in the same period of last year.  The increases in net non-operating income for the quarter and year-to-date were the result of a gain on the sale of certain manufacturing equipment and increases in investment income.  The increase in investment income was the result of higher levels of investments this year compared with the same periods last year.  We expect net non-operating income for the fourth quarter of fiscal 2010 to be similar to fourth quarter levels last year.

Net Income and Dividends
Net income decreased 17% during the third quarter to $945,000, or $0.33 per diluted share, compared with $1.1 million, or $0.41 per diluted share, in the same quarter of last year.  The decline was due to lower sales volume, a less profitable sales mix within the consumer product lines and higher administrative expenses.  We expect our net income and earnings per share in the fourth quarter of fiscal 2010 to be lower than they were in the fourth quarter last year.  We had record quarterly earnings performance in the fourth quarter last year.  Although we expect solid earnings performance in the fourth quarter this year, we do not believe we will equal or exceed last year’s record quarterly performance.

Net income for the year-to-date in fiscal 2010 increased 8% to $3.3 million, or $1.17 per diluted share, compared with $3.1 million, or $1.10 per diluted share, in the first nine months of fiscal 2009.  Year-to-date earnings increased in spite of the sales decline because of lower manufacturing costs combined with lower customer rebates and reduced selling and administrative expenses.

During the first nine months of fiscal 2010, we paid dividends of $3.6 million, or 108% of net income.  These payments represented three quarterly dividends of $0.10 per share and a special cash dividend of $1.00 per share.  During the first nine months of last fiscal year, we paid dividends of $738,000, or 24% of net income.  Last year’s dividend payments consisted of three quarterly dividends of $0.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first nine months of fiscal 2010 decreased 36% to $2.3 million compared with $3.7 million in the same period last year.  The decrease in cash flow compared with last year was caused primarily by an increase in accounts receivable during the first nine months of fiscal 2010 compared with a decrease in accounts receivable in the same period last year.  Last year’s decrease in accounts receivable was unusually high because we started fiscal 2009 with an unusually high balance, which in turn caused our 2009 cash flow to be particularly strong.  In addition, this year’s cash flow (fiscal 2010) was negatively impacted by a larger relative decrease in accounts payable and accrued expenses, which was caused by normal monthly fluctuations in accounts payable and the payment in January of each period of various accrued expenses.

Our primary uses of cash during the first three quarters of fiscal 2010 were to fund dividends of $3.6 million, stock repurchases of $233,000 and capital expenditures of $167,000.  These uses were funded from a combination of operating cash flow and liquidation of short-term investments.

Working capital increased 3% to $11.1 million at the end of the third quarter compared with $10.9 million at the end of last fiscal year.  The increase in working capital was primarily caused by a decrease in accrued liabilities and an increase in accounts receivable.  These changes were partially offset by an increase in accounts payable and decreases in cash and securities available for sale, which was caused by payment of the special dividend in June 2010.  The current ratio at quarter-end increased to 3.5 from 3.0 at fiscal year-end 2009.

Accounts receivable, net of allowances, increased $537,000, or 9%, to $6.8 million at the end of the third quarter of fiscal 2010 compared with $6.3 million at fiscal year-end 2009.  The increase was due to normal monthly fluctuations.  Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 42 days for the year-to-date in fiscal 2010 compared with 43 days for fiscal 2009.  All of our accounts receivable are unsecured.

Inventories increased $184,000, or 5%, to $4.1 million at the end of the third quarter of fiscal 2010 compared with $3.9 million at fiscal year-end 2009.  The increase was due to normal monthly fluctuations.  Inventory turns, calculated using average inventory and annualized cost of goods sold, for the first nine months of fiscal 2010 were 8.0 times compared with 9.0 times for the full fiscal year in 2009.  We expect total inventory levels during the fourth quarter of fiscal 2010 to be similar to those of the first three quarters.

Prepaid expenses increased $156,000 to $258,000 at the end of the third quarter compared with $102,000 at the end of fiscal 2009 primarily as a result of the payment of property and casualty insurance premiums at the beginning of fiscal year 2010.

Net property and equipment decreased $396,000 to $5.8 million at the end of the third quarter of fiscal 2010 as the result of the combination of normal depreciation expense of $561,000 and capital expenditures of $167,000.  We expect that capital expenditures during the fourth quarter of fiscal 2010 will be minimal.

Other assets decreased 3% to $2.4 million compared with fiscal year-end 2009.

Our trade accounts payable increased $436,000, or 26%, to $2.1 million compared with $1.7 million at fiscal year-end 2009 due to normal monthly fluctuations in the timing of purchases and payments.  Accrued and sundry liabilities decreased $1.3 million, or 36%, to $2.4 million compared with fiscal year-end 2009 due mostly to payments of amounts previously accrued for incentive compensation and income taxes.

We currently have no borrowings outstanding on our revolving line of credit.  The maximum principal amount we can borrow at any one time under the loan agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to the loan agreement as of July 3, 2010.

Our loan agreement contains a covenant that restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  Our payment of the $1.00 per share special dividend as described above could require us to request a waiver of this covenant after the end of fiscal 2010.  We expect this waiver to be granted if requested.  In addition, the loan agreement provides an exception to the above restriction to allow payment of regular quarterly dividends.  Regardless of our level of income from continuing operations, we may continue to pay regular quarterly dividends in amounts no greater than the previous quarter’s regular dividend as long as we remain in compliance with the tangible net worth and leverage ratio covenants in the loan agreement.

In November 2007, we announced a program to repurchase up to 5% (138,772 shares) of our outstanding common stock.  In February 2009, we expanded the repurchase program by 100,000 additional shares, authorizing total repurchases of 238,772 shares.  Pursuant to this program, during the first nine months of fiscal 2010, we repurchased 13,883 shares of our outstanding common stock at a total cost of $233,091, or an average cost of $16.79 per share.  Our total stock repurchases from inception of the program to July 3, 2010 were 134,676 shares at a total cost of $1.6 million, which is an average cost of $11.76 per share.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions.  Considering prior purchases, we are authorized to repurchase an additional 104,096 shares under the program.  However, the stock repurchase program may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance operations and expected capital requirements during fiscal 2010 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations in the remaining quarter of fiscal 2010.  We have experienced price increases in several of our raw materials during the first nine months of fiscal 2010, and we have worked to mitigate the effect of higher costs through improved efficiencies and expense reductions.  It is difficult to predict the impact that possible future raw material cost changes might have on our profitability.  We can give no assurance that we will be able to offset future cost increases, and the inability to do so could negatively affect our profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance and our credit facility.  As of July 3, 2010, we had short-term investments of $2.7 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date.  Using the level of securities available for sale at July 3, 2010, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $27,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of July 3, 2010, our other assets included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market, interest rate and company risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not be large enough to have a material impact on our total assets or total shareholder’s equity, but they could be large enough to have a material impact on our pre-tax operating earnings.  During the nine months ended July 3, 2010, cash value of life insurance increased 3%, creating non-cash income of approximately $44,000.  However for the nine months ended June 27, 2009, cash value of life insurance decreased 5%, creating non-cash expense of approximately $98,000.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 3, 2010, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of July 3, 2010.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2010 – May 1, 2010	-	-	-	115,162
May 2, 2010 – May 29, 2010	1,700	$16.50	1,700	113,462
May 30, 2010 – July 3, 2010	9,366	$16.98	9,366	104,096
Total	11,066	$16.90	11,066	104,096

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

DATE:     August 17, 2010