Form 10-Q
period 2011-01-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2011-02-15
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 1, 2011

OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, No Par Value – 2,773,511 shares as of 02/14/2011

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	January 1,	October 2,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$763,075	$781,195
Securities available for sale - Note 2	3,701,604	3,701,511
Accounts receivable, net of allowances of $179,000
(Jan. 1, 2011) and $150,000 (Oct. 2, 2010)	6,580,303	7,129,352
Inventories - Note 3	4,514,549	4,135,379
Deferred income taxes	667,000	667,000
Prepaid expenses	198,149	430,935
Total current assets	16,424,680	16,845,372

Property and equipment, net - Note 4	5,580,678	5,684,797
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,815,587	2,757,888
	$26,745,076	$27,212,188

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,539,014	$2,335,633
Accrued and sundry liabilities	2,531,283	2,641,348
Total current liabilities	4,070,297	4,976,981

Deferred income taxes	196,000	196,000
Deferred compensation	648,443	660,618
Total long-term liabilities	844,443	856,618

Total liabilities	4,914,740	5,833,599

Commitments and contingencies - Note 9

Shareholders' equity
Common stock, no par value, 20,000,000 shares
authorized; issued and outstanding shares 2,757,364
(Jan. 1, 2011) and 2,757,464 (Oct. 2, 2010)	867,971	870,946
Additional paid-in capital	710,413	696,491
Retained earnings	20,251,952	19,811,152
Total shareholders' equity	21,830,336	21,378,589

	$26,745,076	$27,212,188

Note: The Balance Sheet at October 2, 2010 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2011	2010

Net sales	$11,707,405	$12,248,700
Cost of goods sold	7,708,021	7,562,580
Gross profit	3,999,384	4,686,120

Selling and marketing expenses	2,087,172	2,099,730
Research and development expenses	164,328	223,459
General and administrative expenses	682,979	692,591
	2,934,479	3,015,780

Operating income	1,064,905	1,670,340
Non-operating income:
Investment income and other	4,631	14,498
Income before income taxes	1,069,536	1,684,838

Provision for income taxes	353,000	556,000
Net income	$716,536	$1,128,838

Net income per share of common stock - Note 7
Basic	$0.26	$0.42
Diluted	$0.25	$0.40

Dividends per common share	$0.10	$0.10

Weighted average shares outstanding:
Basic	2,757,178	2,715,401
Diluted	2,830,878	2,831,459

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 1,	January 2,
	2011	2010
Operating activities:
Net income	$716,536	$1,128,838
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	193,751	201,723
Provision for losses on accounts receivable	29,000	9,610
Provision for deferred income taxes	-	7,992
Increase in cash value of life insurance	(57,233)	(77,528)
Deferred compensation	(12,175)	(11,274)
Stock compensation expense	13,922	4,734
Changes in operating assets and liabilities:
Accounts receivable	519,956	(68,274)
Inventories	(379,170)	396,893
Prepaid expenses and other assets	224,568	(1,637)
Accounts payable and accrued expenses	(901,367)	(41,653)
Net cash provided by operating activities	347,788	1,549,424

Investing activities:
Purchases of marketable securities	-	(700,000)
Purchases of property and equipment	(73,542)	(77,951)
Payments for other assets	(8,338)	(17,842)
Net cash used for investing activities	(81,880)	(795,793)

Financing activities:
Dividends paid	(275,736)	(271,604)
Purchase and retirement of common stock	(8,292)	(27,132)
Common stock issued upon exercise of options	-	35,705
Net cash used for financing activities	(284,028)	(263,031)

(Decrease) Increase in cash and cash equivalents	(18,120)	490,600
Cash and cash equivalents at beginning of period	781,195	1,263,944
Cash and cash equivalents at end of period	$763,075	$1,754,544

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
January 1, 2011

1. BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended January 1, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011.  For further information, refer to our Annual Report on Form 10-K for the year ended October 2, 2010.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of  2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the option of 9.0 years.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of January 1, 2011, and October 2, 2010 grouped by the categories described by the FASB.

		Quoted prices in active	Significant other observable	Significant unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:
January 1, 2011	$1,984,514		$1,984,514
October 2, 2010	$1,927,281		$1,927,281

Securities available for sale:
January 1, 2011	$3,701,604	$3,701,604
October 2, 2010	$3,701,511	$3,701,511

     Securities available for sale at January 1, 2011 were variable rate demand notes with contractual maturities ranging from 2018 to 2029.  We had no significant unrealized holding gains or losses during the quarters ended January 1, 2011 or January 2, 2010.

3. INVENTORIES

	Jan. 1,	Oct. 2,
	2011	2010
Raw materials	$3,467,333	$3,179,836
Finished goods	1,336,216	1,281,543
Reserve for obsolescence	(289,000)	(326,000)
	$4,514,549	$4,135,379

4. PROPERTY AND EQUIPMENT

	Jan. 1,	Oct. 2,
	2011	2010
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,833,517	6,821,343
Machinery and equipment	7,033,565	6,972,197
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,320,793	15,247,251
Less accumulated depreciation	9,740,115	9,562,454
	$5,580,678	$5,684,797

5. OTHER ASSETS
	Jan. 1,	Oct. 2,
	2011	2010
Patents and trademarks, net of accumulated
amortization of $1,584,615 (Jan. 1, 2011)
and $1,571,025 (Oct. 2, 2010)	$296,591	$301,842
Cash value of life insurance policies	1,984,514	1,927,281
Other	534,482	528,765
	$2,815,587	$2,757,888

6. PRODUCT WARRANTIES

     We offer warranties of various lengths to our customers depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under the warranty programs.  The costs are estimated based on our overall historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance at least quarterly.

Changes in our product warranty liability for the three months ended January 1, 2011 and January 2, 2010 are as follows:

	Three Months Ended
	Jan. 1,	Jan. 2,
	2011	2010
Accrued liability at beginning of period	$570,000	$461,721
Increases in reserve	97,422	146,026
Expenses	(79,422)	(128,026)
Accrued liability at end of period	$588,000	$479,721

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	Three Months Ended
	Jan. 1, 2011	Jan. 2, 2010
Numerator for basic and diluted earnings per share:
Net income	$716,536	$1,128,838

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,757,178	2,715,401
Effect of dilutive securities:
Employee stock options and restricted stock	73,700	116,058
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,830,878	2,831,459

Net income per share of common stock:
Basic	$0.26	$0.42
Diluted	$0.25	$0.40

8. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended
	Jan. 1,	Jan. 2,
	2011	2010
Net sales:
Medical	$7,981,598	$8,651,504
Custom products	3,725,807	3,597,196
Total	$11,707,405	$12,248,700

Operating profit:
Medical	$893,477	$1,321,879
Custom products	261,838	441,969
Total	1,155,315	1,763,848

Corporate expense	(90,410)	(93,508)
Other income	4,631	14,498
Income before income taxes	$1,069,536	$1,684,838

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9. COMMITMENTS AND CONTINGENCIES

We have been notified that the Company is an indirect party to a claim involving the inadvertent use of an expired patent number on product packaging.  Due to the nature of the claim, any potential loss would not be covered by our insurance policies.  However, based on information currently available to us, we do not expect the costs associated with the claim to have a material adverse effect on our financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or expense changes compared with previous periods, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 and other risks referenced in our Securities and Exchange Commission filings.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Sales for the first quarter of fiscal 2011 declined by 4% to $11.7 million compared with $12.2 million in the first quarter of last year primarily as a result of weak demand for our premium PressureGuard® support surfaces in the long-term care and home care markets.  Although we had higher sales of Geo-Mattress® all-foam support surfaces, other medical product lines and our consumer and industrial products, the increases were not enough to offset lower volume within our PressureGuard product group.  Net income for the quarter declined to $717,000, or $0.25 per diluted share, compared with $1.1 million, or $0.40 per diluted share, in the first quarter of 2010.  The decrease in net income compared with last year was primarily the result of a less profitable sales mix in the custom products segment, lower sales and a less profitable sales mix in the medical segment and higher material costs in the consumer part of the custom products segment.

Sales
The sales decrease for the first quarter of 2011 compared with the first quarter of 2010 was due primarily to the 8% decline in sales in the medical segment to $8.0 million from $8.7 million in the first quarter of 2010.  Sales of therapeutic support surfaces, our largest overall medical product line, declined 13% to $4.7 million in the first quarter of fiscal 2011 from $5.5 million in the first quarter of last year mainly because of lower volume within our PressureGuard product lines.  The decline in PressureGuard sales was partly offset by an increase in sales of our Geo-Mattress support surfaces.  Geo-Mattress products are generally less expensive than PressureGuard products and tend to be more popular in a weak economy.  We are still experiencing weak demand for equipment purchases in the long-term care and home care markets where customer spending and capital availability remain constrained by a reported lack of confidence in the economy and concern about Medicare and Medicaid funding.

Sales results for other medical products were largely positive in the first quarter of 2011. Patient positioner sales rose 2% in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 due to increased demand from our customers in the acute care market.  Sales of the Risk Manager® bedside safety mat grew by 27%, and sales of seating products increased by 6%.  Mattress overlays declined 9%, and Selan sales were down by 1% compared with the same period in the last fiscal year.

We expect sales in the medical segment to slowly improve in the remaining quarters of fiscal 2011 compared with first quarter fiscal 2011 performance.  We recently introduced the Custom Care® and Ultramax® therapeutic support surfaces that are targeted at the acute care market, and we expect these new products to contribute to our expected growth during the remainder of the year.  In addition, we believe sales will continue to benefit from growth in our Geo-Mattress product line.

Within the custom products segment, sales rose 4% to $3.7 million in the first quarter of fiscal 2011 compared with the same quarter last year as a result of increased demand and higher sales volume in both parts of the custom products business: consumer and industrial product lines.  Sales of consumer bedding products increased 3% to $3.0 million compared with the first quarter of last year.  The growth in consumer sales came mostly from two new consumer product lines launched in the fourth quarter of fiscal 2010.  Sales growth from the new product lines was partly offset by a decline in sales to another consumer customer.  We believe the decline in sales to that customer was caused by the customer’s increase in the retail price of our products, which reduced demand compared with the first quarter of fiscal 2010.

Sales of industrial products increased 8% in the first quarter of fiscal 2011 to $679,000 compared with $627,000 in the first quarter of last year.  The sales growth in our industrial product lines came from customers in the automotive and packaging markets, which was partly offset by a decline in industrial sales to the water sports market.

We expect custom products sales for the remaining quarters of fiscal 2011 to be greater than those of the first quarter of fiscal 2011.

Gross Profit
Gross profit for the first quarter of fiscal 2011 declined 15% to $4.0 million compared with $4.7 million in the first quarter of last fiscal year.  Gross margin declined to 34.2% of net sales in the first quarter of fiscal 2011 compared with 38.3% of net sales in the first quarter of fiscal 2010.  Most of the declines in gross profit and margin compared with the first quarter of fiscal 2010 occurred in the consumer part of our custom products segment and were caused by a combination of a less profitable sales mix and higher material costs.  Our consumer sales mix was less profitable in the first quarter of fiscal 2011 because one of the two new consumer product lines shipped in the first quarter was an opening price point product, which generally has a lower gross margin than our other consumer products.  In addition, lower medical sales volume and a less profitable medical sales mix contributed to a lower gross margin in the medical segment in the first quarter of fiscal 2011.  We expect our overall gross profit and margin for the remainder of fiscal 2011 to improve slightly over first quarter levels.  However, we believe gross margins in the consumer business will remain under pressure in the near term due to competitive pricing situations.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses declined 1% to $2.1 million during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 because of lower commissions and incentive compensation in the medical segment.  We believe that total selling and marketing expenses for the remaining quarters of fiscal 2011 will be slightly higher than first quarter levels.

Medical benefits cost, which is spread across several expense line items, increased by $125,000 in the first quarter of fiscal 2011 due to higher-than-usual claims cost.  This reduced earnings by $0.03 per diluted share after taxes compared with the first quarter of fiscal 2010.

Research and development expenses decreased 26% to $164,000 for the first quarter of fiscal 2011 compared with $223,000 in the first quarter of fiscal 2010 because we completed several medical product development projects during fiscal 2010.  We are continuing to pursue several attractive product development projects.  Consequently, we expect total research and development expenses for the remaining quarters of fiscal 2011 to be similar to first quarter levels.

General and administrative expenses declined by 1% to $683,000 in the first quarter of fiscal 2011 compared with $693,000 in the first quarter of last year.  The decrease was primarily due to lower incentive compensation and property/casualty insurance expense in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.  We expect that administrative expenses for the remaining quarters of fiscal 2011 will be similar to first quarter levels.

Operating Income
Operating income for the first quarter of fiscal 2011 was down 36% to $1.1 million compared with $1.7 million in the first quarter of last year.  The decline in operating income for the first quarter of fiscal 2011 was the result of lower medical sales volume, a less profitable mix of sales in both the medical and custom products segments and higher material costs primarily within our consumer product lines.

Non-Operating Income
Investment and other non-operating income fell to $5,000 in the first quarter of fiscal 2011 from $14,000 in the first quarter of fiscal 2010 because of lower average levels of short-term investments and lower interest rates earned in the first quarter this year compared with last year.  We expect net non-operating income for the remaining quarters of fiscal 2011 to be similar to first quarter levels.

Net Income and Dividends
Net income declined 37% to $717,000, or $0.25 per diluted share, compared with $1.1 million, or $0.40 per diluted share, in the first quarter last year.  The decline in net income was caused mainly by the factors described above.  We expect net income in the remaining quarters of fiscal 2011 to be slightly higher than first quarter levels.

During the first quarter of fiscal 2011, we paid dividends of $276,000, or 38% of net income.  This payment represented one quarterly dividend of $0.10 per share.  During the first quarter of last year, we paid dividends of $272,000, or 24% of net income, which also represented one quarterly dividend of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2011 decreased 78% to $348,000 compared with $1.5 million in the first quarter of fiscal 2010.  The decrease in operating cash flow during the first quarter was caused mainly by a decrease in accounts payable, an increase in inventory levels and lower net income compared with the first quarter of fiscal 2010.  Major uses of cash provided by operations during the first quarter were payment of dividends of $276,000 and the purchase of property and equipment of $74,000.

Working capital increased by $486,000, or 4%, to $12.4 million at the end of the first quarter of fiscal 2011 compared with fiscal year end 2010.  The increase was caused primarily by lower balances of accounts payable and higher inventory levels as discussed below.  The current ratio at quarter end was up to 4.0 from 3.4 at fiscal year-end 2010.

Accounts receivable, net of allowances, decreased by 8% to $6.6 million at the end of the first quarter of fiscal 2011 compared with $7.1 million at the end of fiscal 2010 reflecting our lower sales levels in the first quarter.  Days sales outstanding (or average collection time), calculated using a monthly average for our trade accounts receivable, was 45 days in the first quarter of fiscal 2011 compared with 42 days in the first quarter of fiscal year 2010.  The longer collection time resulted from extended payment terms offered to a medical customer group as part of a sales promotion program in the fourth quarter of last year.  All of our accounts receivable are unsecured.

Inventories increased by $379,000, or 9%, to $4.5 million at the end of the first quarter of fiscal 2011 compared with $4.1 million at fiscal year-end 2010.  The inventory increase occurred mainly in the categories of medical and consumer raw materials related to our new Custom Care product line in the medical segment and two new product lines in the consumer segment.  We expect total inventory levels during fiscal 2011 to be similar to first quarter levels.

Prepaid expenses decreased by 54% to $198,000 on January 1, 2011, compared with $431,000 at the end of fiscal 2010 because income tax payments refundable at the end of fiscal 2010 were offset by income tax accruals during the first quarter of fiscal 2011.

Net property and equipment decreased by $104,000, or 2%, to $5.6 million at the end of the first quarter of fiscal 2011 as the result of normal depreciation expense of $178,000, partially offset by capital expenditures of $74,000.  We expect capital expenditures during fiscal 2011 to be similar to those of fiscal 2010.

Other assets increased $58,000, or 2%, to $2.8 million on January 1, 2011, compared with fiscal year-end 2010 mainly because of an increase in the cash value of corporate-owned life insurance policies.

Our accounts payable decreased by $797,000, or 34%, to $1.5 million on January 1, 2011, compared with $2.3 million at fiscal year-end 2010.  The decline was the result of lower levels of foam purchased in December 2010 compared with September 2010, which was related to the decline in sales volume in the first quarter of fiscal 2011.  Accrued and sundry liabilities decreased by $110,000, or 4%, to $2.5 million compared with fiscal year-end 2010 due to the payment of previously accrued incentive compensation.

We currently have no borrowings outstanding on our revolving line of credit.  The maximum principal amount we can borrow at any one time under the agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to this agreement as of January 1, 2011.

Our credit facility restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants in the loan agreement.  Violation of loan covenants could result in the acceleration of certain provisions of the agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  Pursuant to this program, we repurchased 600 shares of our outstanding common stock during the first quarter of fiscal 2011 at a total cost of approximately $8,000.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are still authorized to repurchase 95,903 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2011 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a small to moderate factor for our operations in fiscal 2011.  We experienced modest price increases in several of our raw materials during the first quarter of fiscal 2011.  We could experience upward pressure on raw material costs if demand for our commonly-used raw materials increases as a result of a strengthening U.S. economy or if oil prices increase materially.  We have generally been successful at offsetting the effect of previous raw material cost increases through a combination of sales price increases, efficiency improvements and other expense reduction efforts.  However, we can give no assurance that we will be able to offset future cost increases, which could negatively affect our profitability.

The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance, and our credit facility.  As of January 1, 2011, we had short-term investments of $3.7 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven days after the trade date.  Using the level of securities available for sale at January 1, 2011, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $37,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of January 1, 2011, our other assets included $2.0 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the quarter ended January 1, 2011, cash value of life insurance increased by 3%, creating non-cash income of approximately $83,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 1, 2011, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of January 1, 2011.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended January 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	b) Average Price Paid per Share	c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2010 - October 30, 2010	600	$13.82	600	95,903
October 31, 2010 - November 27, 2010	0	0	0	95,903
November 28, 2010 – January 1, 2011	0	0	0	95,903
Total	600	$13.82	600	95,903

We announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

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

Date:     February 14, 2011