Form 10-Q
period 2011-04-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2011-05-17
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________________________

FORM 10-Q
____________________________________

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 2, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value – 2,784,593 shares as of 05/16/11

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	April 2,	October 2,
	2011	2010
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$1,081,769	$781,195
Securities available for sale - Note 2	4,640,990	3,701,511
Accounts receivable, net of allowances of $184,000 (April 2, 2011) and $150,000 (Oct. 2, 2010)	6,806,015	7,129,352
Inventories, net - Note 3	4,325,222	4,135,379
Deferred income taxes	667,000	667,000
Prepaid expenses	290,340	430,935
Total current assets	17,811,336	16,845,372

Property and equipment, net - Note 4	5,472,920	5,684,797
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,634,901	2,757,888
	$27,843,288	$27,212,188

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,759,038	$2,335,633
Accrued and sundry liabilities	2,433,304	2,641,348
Total current liabilities	4,192,342	4,976,981

Deferred income taxes	196,000	196,000
Deferred compensation	635,292	660,618
Total long-term liabilities	831,292	856,618

Total liabilities	5,023,634	5,833,599

Commitments and contingencies - Note 9

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,782,011 (April 2, 2011) and 2,757,464 (Oct. 2, 2010)	1,064,734	870,946
Additional paid-in capital	729,856	696,491
Retained earnings	21,025,064	19,811,152
Total shareholders' equity	22,819,654	21,378,589

	$27,843,288	$27,212,188

Note: The Balance Sheet at October 2, 2010 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales	$13,453,611	$13,140,887	$25,161,016	$25,389,587
Cost of goods sold	8,673,671	8,032,263	16,381,692	15,594,843
Gross profit	4,779,940	5,108,624	8,779,324	9,794,744

Selling and marketing expenses	2,205,228	2,174,408	4,292,400	4,274,138
Research and development expenses	168,772	292,526	333,099	515,985
General and administrative expenses	830,042	797,168	1,513,021	1,489,759
	3,204,042	3,264,102	6,138,520	6,279,882

Operating income	1,575,898	1,844,522	2,640,804	3,514,862

Non-operating income:
Investment income and other	4,565	7,721	9,196	22,219
Income before income taxes	1,580,463	1,852,243	2,650,000	3,537,081

Provision for income taxes	530,000	611,000	883,000	1,167,000
Net income	$1,050,463	$1,241,243	$1,767,000	$2,370,081

Net income per common share - Note 7
Basic	$0.38	$0.45	$0.64	$0.87
Diluted	0.37	0.44	0.62	0.84

Dividends per common share	$0.10	$0.10	$0.20	$0.20

Weighted average shares outstanding:
Basic	2,771,503	2,731,591	2,764,220	2,723,496
Diluted	2,837,113	2,842,434	2,833,875	2,836,947

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Six Months Ended
	April 2,	April 3,
	2011	2010
Operating activities:
Net income	$1,767,000	$2,370,081
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	396,318	408,200
Provision for losses on accounts receivable	37,202	27,610
Provision for deferred income taxes	-	7,992
Increase in cash value of life insurance	(97,784)	(116,050)
Deferred compensation	(25,326)	(23,450)
Stock compensation expense	33,365	9,468
Changes in operating assets and liabilities:
Accounts receivable	286,656	26,704
Inventories	(189,843)	516,179
Prepaid expenses and other assets	514,061	(72,578)
Accounts payable and accrued expenses	(779,322)	(1,430,332)
Net cash provided by operating activities	1,942,327	1,723,824

Investing activities:
Purchases of marketable securities	(2,000,000)	(700,000)
Proceeds from sale of marketable securities	1,060,000	85,000
Purchases of property and equipment	(146,186)	(140,730)
Payments for other assets	(62,005)	(26,510)
Net cash used for investing activities	(1,148,191)	(782,240)

Financing activities:
Dividends paid	(553,088)	(545,642)
Purchase and retirement of common stock	(8,292)	(46,028)
Common stock issued upon exercise of options	67,818	81,858
Net cash used for financing activities	(493,562)	(509,812)

Increase in cash and cash equivalents	300,574	431,772
Cash and cash equivalents at beginning of period	781,195	1,263,944
Cash and cash equivalents at end of period	$1,081,769	$1,695,716

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
April 2, 2011

1.  BASIS OF PRESENTATION
     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011.  For further information, refer to our Annual Report on Form 10-K for the year ended October 2, 2010.

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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2011:  risk-free interest rate of 2.54%, dividend yield of 2.5%, volatility factor of the expected market price of our common stock of 43.02%, and a weighted average expected life of the option of 9.0 years.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes information on the fair value measurement of the Company’s assets as of April 2, 2011 and October 2, 2010, grouped by the categories described by the FASB.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash value of life insurance policies:
April 2, 2011	$2,025,065		$2,025,065
October 2, 2010	$1,927,281		$1,927,281

Securities available for sale:
April 2, 2011	$4,640,990	$4,640,990
October 2, 2010	$3,701,511	$3,701,511

Securities available for sale at April 2, 2011 were variable rate demand bonds with contractual maturities ranging from 2018 to 2029.  Interest rates on these securities are reset weekly, and the bonds may be liquidated at any time with seven days advance notice.  We had no significant unrealized holding gains or losses during the six months ended April 2, 2011 or April 3, 2010.

3.  INVENTORIES
     The components of inventories are as follows:
	April 2, 2011	Oct. 2, 2010
Raw materials	$3,376,551	$3,179,836
Finished goods	1,208,671	1,281,543
Reserve for obsolescence	(260,000)	(326,000)
	$4,325,222	$4,135,379

4.  PROPERTY AND EQUIPMENT
     Property and equipment, at cost, is summarized by major classification as follows:
	April 2, 2011	Oct. 2, 2010
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,879,640	6,821,343
Machinery and equipment	7,060,086	6,972,197
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,393,437	15,247,251
Less accumulated depreciation	9,920,517	9,562,454
	$5,472,920	$5,684,797

5.  OTHER ASSETS
     Other assets consist of the following:
	April 2, 2011	Oct. 2, 2010
Patents and trademarks, net of accumulated
amortization of $1,599,280 (April 2, 2011)
and $1,571,025 (Oct. 2, 2010)	$305,592	$301,842
Cash value of life insurance policies - Note 2	2,025,065	1,927,281
Other	304,244	528,765
	$2,634,901	$2,757,888

6. PRODUCT WARRANTIES
     We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.
    Changes in our product warranty liability for the six months ended April 2, 2011  and April 3, 2010 are as follows:
	Six Months Ended
	April 2, 2011	April 3, 2010
Accrued liability at beginning of period	$570,000	$461,721
Increases in reserve	297,301	321,893
Expenses	(261,301)	(285,893)
Accrued liability at end of period	$606,000	$497,721

7. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per share.
	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Numerator for basic and diluted earnings per share:
Net income	$1,050,463	$1,241,243	$1,767,000	$2,370,081

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,771,503	2,731,591	2,764,220	2,723,496
Effect of dilutive securities:
Employee stock options and restricted stock	65,610	110,843	69,655	113,451
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,837,113	2,842,434	2,833,875	2,836,947

Net income per common share:
Basic	$0.38	$0.45	$0.64	$0.87
Diluted	$0.37	$0.44	$0.62	$0.84

8.  OPERATIONS AND INDUSTRY SEGMENTS
     For management and reporting purposes, we divide our business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

    The following table summarizes certain information on industry segments:
	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Net sales:
Medical	$8,933,069	$9,479,848	$16,914,667	$18,131,352
Custom products	4,520,542	3,661,039	8,246,349	7,258,235
Total	$13,453,611	$13,140,887	$25,161,016	$25,389,587

Operating profit:
Medical	$1,302,143	$1,721,261	$2,195,620	$3,043,140
Custom products	441,686	301,073	703,525	743,042
Total	1,743,829	2,022,334	2,899,145	3,786,182

Corporate expense	(167,931)	(177,812)	(258,341)	(271,320)
Other income	4,565	7,721	9,196	22,219
Income before income taxes	$1,580,463	$1,852,243	$2,650,000	$3,537,081

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income.  In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

9.  COMMITMENTS AND CONTINGENCIES
From time to time, we are named as defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements,  none of these actions should have a material adverse effect on our operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales levels or future expense changes compared with previous periods, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010, other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Net sales for the second quarter of fiscal 2011 rose 2% to $13.5 million compared with $13.1 million in the second quarter of last year due to higher sales volume in the custom products segment.  Net income decreased by 15% during the second quarter to $1.1 million, or $0.37 per diluted share, compared with $1.2 million, or $0.44 per diluted share, in the same quarter of last year.  The decrease in net income was the result of lower sales volume in the medical segment and a less profitable company-wide sales mix as sales increased in the lower-margin custom products segment and decreased in the higher-margin medical segment.

Net sales for the first half of fiscal 2011 declined 1% to $25.2 million compared with $25.4 million in the same period last year.  The decline was due to lower sales volumes in the medical segment.  Net income decreased by 25% during the first six months of fiscal 2011 to $1.8 million, or $0.62 per diluted share, compared with $2.4 million, or $0.84 per diluted share, in the same period last year.  The year-to-date earnings decrease was caused by lower sales volume in the medical segment, a less profitable sales mix within our medical segment and a shift in our overall sales mix toward the comparatively lower-margin custom products segment.

Sales
Sales in the custom products segment increased 23% to $4.5 million in the second quarter of 2011 compared with $3.7 million in the second quarter of last year.  The increase in custom products sales came from our consumer bedding product lines where sales increased 32% in the second quarter of this year to $3.8 million compared with $2.8 million in the second quarter of last year.  The increase was primarily due to a new customer added late in fiscal 2010, while sales volume to existing customers was down slightly.  Industrial sales, which make up the other part of the custom products segment, declined 7% to $764,000 compared with $820,000 in the second quarter of last year.  The decline in industrial sales was due to a reduction in sales volume to a customer in the water sports market.  This was partially offset by continued sales growth to customers in the automotive market.

Sales in the custom products segment for the first half of fiscal 2011 increased 14% to $8.2 million compared with $7.3 million for the first two quarters of fiscal 2010.  Consumer sales increased 17% to $6.8 million.  Industrial sales remained level at $1.4 million.  For the remainder of fiscal 2011, we expect custom products sales to increase compared with the same period in fiscal 2010.

Second quarter sales in the medical segment declined 6% to $8.9 million compared with $9.5 million in the same quarter last year.  The majority of the sales decline in the medical segment came from our therapeutic support surfaces, particularly our high-end, powered products, which we believe have been the products most affected by the economic downturn.  Sales of total support surfaces, including powered and non-powered products, declined by 11% to $5.3 million compared with $6.0 million in the second quarter of last year.  Sales of support surfaces in the second quarter included over $200,000 in revenue from new products that we launched in the first quarter of this fiscal year.  Therapeutic support surfaces made up 60% of our medical sales in the second quarter of fiscal 2011 compared with 63% in the second quarter of last year.  Sales of Risk Manager® bedside safety products were up 53% compared with last year’s second quarter.  Patient positioner sales were up by 4%.  Other medical product sales were down compared with the second quarter of last fiscal year.  Sales of seating products decreased by 10%.  Sales of Selan® skin care products decreased by 3%, and sales of mattress overlays decreased by 8%.  Medical sales represented 66% of total company sales in the second quarter of this year compared with 72% in the second quarter of last year.

For fiscal 2011 year-to-date, medical sales declined 7% to $16.9 million from $18.1 million in the same period last year.  The decrease was driven by lower sales of therapeutic support surfaces which fell by 12% during the first half of fiscal 2011 compared with the first half of last year.  Sales of Risk Manager® bedside safety products were up 41% compared with the same period last year.  Year-to-date sales of medical mattress overlays and Selan decreased by 9% and 2%, respectively.  Sales of seating products decreased 2%.  Patient positioner sales increased by 3% for the first half of fiscal 2011 compared with the year-to-date period last year.

We expect sales in the medical segment to increase slightly during the second half of fiscal 2011 compared with the same period last year because of anticipated higher demand from large corporate customers in the long-term care market.

Gross Profit
Our gross profit decreased 6% to $4.8 million in the second quarter of fiscal 2011 compared with $5.1 million in the second quarter of last year.  Our gross margin for the second quarter of fiscal 2011 decreased to 35.5% compared with 38.9% in the same period last year.  For the first half of fiscal 2011, our gross profit decreased 10% to $8.8 million from $9.8 million, and our gross margin decreased to 34.9% from 38.6% in the same period last year.  The decreases in gross profit and margin for the second quarter and year-to-date periods were due to the decline in medical sales volume and a less profitable product mix within the medical segment.  In addition, our overall sales mix was less profitable because of the combination of higher sales in the custom products segment and lower sales in the medical segment.  The custom products segment made up 34% of total sales in the second quarter of this year compared with 28% in the second quarter of last fiscal year.  Finally, our sales mix within the consumer portion of the custom products segment was less profitable in the second quarter and year-to-date periods because the majority of our consumer sales growth occurred among lower-margin products compared with the same periods last year.  We expect the gross margin for the remainder of fiscal 2011 to be slightly lower than that of the same period last year but higher than the first half of this fiscal year.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 1% in the second quarter of fiscal 2011 to $2.2 million.  The increase was largely due to expanded marketing efforts for the medical segment.  For the first half of fiscal 2011, selling and marketing expenses remained level at $4.3 million compared with the same period last year.  We expect total sales and marketing expenses for the last half of fiscal 2011 to be higher than those of the last half of fiscal 2010.

Research and development expenses decreased 42% to $169,000 compared with $293,000 in the second quarter of fiscal 2010.  The decrease was caused by the completion in late fiscal 2010 of several new product development projects.  Total research and development expenses for the first half of fiscal 2011 were down 35% to $333,000 compared with $516,000 for the first half of fiscal 2010.  We are continuing to pursue a number of new-product development projects for the medical segment.  However, we expect total research and development expenses for the second half of fiscal 2011 to be lower than those of the same period last year.

Administrative expenses increased 4% to $830,000 in the second quarter of fiscal 2011 compared with $797,000 in the second quarter of last year.  For the year-to-date in fiscal 2011, administrative expenses increased 2% to $1.5 million compared with the first half of last year.  The increases for both periods were caused primarily by higher professional fees and payroll taxes.  We expect administrative expenses for the remainder of fiscal 2011 to be similar to those of the second half of fiscal 2010.

Employee medical benefit costs, which are spread across several expense line items, increased by $146,000 in the first half of fiscal 2011 compared with the same period in fiscal 2010 due to higher-than-usual medical claims cost.

Operating Income
Operating income decreased by 15% to $1.6 million in the second quarter of fiscal 2011 from $1.8 million in the same quarter of last year.  For the fiscal year-to-date, total operating income decreased 25% to $2.6 million compared with $3.5 million in the same period of last year.  The decrease in operating income for the second quarter and year-to-date periods was the result of lower medical sales volume, a less profitable sales mix within the medical segment and a shift in sales mix toward the lower-margin custom products segment from the higher-margin medical segment.

Non-Operating Income
We generated investment income of $5,000 in the second quarter of fiscal 2011 compared with $8,000 in the second quarter of last year.  For the first half of fiscal 2011, investment income was $9,000 compared with $22,000 in the same period of last year.  The declines for the second quarter and year-to date were caused by lower levels of short-term investments, which were related to the $2.8 million special dividend paid in June 2010 and lower interest rates this year compared with the same periods last year.  We expect net non-operating income during the remainder of fiscal 2011 to be lower than that of the same period last year.

Net Income and Dividends
Net income decreased 15% during the second quarter to $1.05 million, or $0.37 per diluted share, compared with $1.24 million, or $0.44 per diluted share, in the same quarter of last year.  Net income for the first half of fiscal 2011 decreased 25% to $1.77 million, or $0.62 per diluted share, compared with $2.37 million, or $0.84 per diluted share, in the first six months of fiscal 2010.  The decreases in earnings for the second quarter and year-to-date periods were caused by the same factors described above.

During the first six months of fiscal 2011, we paid dividends of $553,000, or 31% of net income.  These payments represented two quarterly dividends of $0.10 per share.  During the first six months of fiscal 2010, we paid dividends of $546,000, or 23% of net income.  These payments also represented two quarterly dividends of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first six months of fiscal 2011 increased by 13% to $1.9 million compared with $1.7 million in the same period last year.  Changes in working capital accounts during the first half of fiscal 2011 more than offset the decrease in net income compared with the same period last year.  Cash provided by operations was used during the first two quarters of fiscal 2011 to fund dividends of $553,000, capital expenditures of $146,000 and net purchases of marketable securities of $940,000.

Working capital increased by $1.8 million, or 15%, to $13.6 million at the end of the second quarter compared with $11.9 million at the end of last fiscal year.  The increase in working capital was the result of increases in cash and cash equivalents and securities available for sale combined with decreases in accounts payable and accrued liabilities.  The current ratio at quarter-end increased to 4.2 from 3.4 at fiscal year-end 2010.

Accounts receivable, net of allowances, decreased 5%, or $323,000, to $6.8 million at the end of the second quarter of fiscal 2011 compared with $7.1 million at fiscal year-end 2010 because of normal fluctuations in monthly collection times.  Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, was 44 days for the year-to-date in fiscal 2011 compared with 43 days for fiscal 2010.  All of our accounts receivable are unsecured.

Inventories increased by $190,000, or 5%, to $4.3 million at the end of the second quarter of fiscal 2011 compared with $4.1 million at fiscal year-end 2010.  Most of the increase occurred in the category of medical raw materials and was related to new medical products introduced in the first quarter of fiscal 2011.  Inventory turns, calculated using average inventory and annualized cost of goods sold, for the first half of fiscal 2011 were 7.7 times compared with 8.2 times for the full fiscal year in 2010.  We expect total inventory levels during the remainder of fiscal 2011 to be similar to those of the first two quarters of fiscal 2011.

Prepaid expenses decreased by $141,000, or 33%, to $290,000 at April 2, 2011 compared with $431,000 at the end of fiscal 2010 because of a reduction in refundable income taxes that was partly offset by an increase in prepaid insurance premiums during the first half of fiscal 2011.

Net property and equipment decreased by $212,000, or 4%, to $5.5 million at the end of the second quarter of fiscal 2011 as the result of regular depreciation expense of $358,000 offset by capital expenditures of $146,000.  We expect that capital expenditures during fiscal 2011 will be similar to 2010 levels.

Other assets declined 4%, or $123,000, to $2.6 million compared with $2.8 million at fiscal year-end mainly as a result of a decline in deposits for raw material purchases during the first half of fiscal 2011.  The decline in deposits was partly offset by the increase in cash value of corporate-owned life insurance policies.

Our trade accounts payable decreased by $577,000, or 25%, to $1.8 million compared with $2.3 million at fiscal year-end 2010 due to normal monthly fluctuations in the timing of purchases and payments.  Accrued and sundry liabilities decreased by $208,000, or 8%, to $2.4 million compared with $2.6 million at fiscal year-end 2010 due to payments of previously accrued incentive compensation and property taxes.

We currently have no borrowings outstanding on our revolving line of credit.  The maximum principal amount we can borrow at any one time under the loan agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to the loan agreement as of April 2, 2011.

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

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  As of April 2, 2011, we had repurchased a total of 142,869 shares under the expanded program at an average price of $11.94 per share, representing a total investment of $1.7 million.  Considering these prior purchases, we are authorized to repurchase an additional 95,903 shares under the current program.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2011 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a small to moderate factor for our operations in fiscal 2011.  We experienced modest price increases in several of our lower-volume raw materials during the first half of fiscal 2011.  We see signs of potential raw material cost increases as a result of higher prices for oil and related chemicals, an increase in overall demand and the weak U.S. dollar.  We could experience upward pressure on raw material costs if demand for our commonly used raw materials increases as a result of a strengthening U.S. economy or if oil prices continue to increase materially.  We have generally been successful at mitigating the effect of previous raw material cost increases through a combination of sales price increases, efficiency improvements and other expense reduction efforts.  However, we can give no assurance that we will be able to offset future cost increases, and the failure to do so could negatively affect our profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance and our credit facility.  As of April 2, 2011, we had short-term investments of $4.6 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date.  Using the level of securities available for sale at April 2, 2011, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $46,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of April 2, 2011, our other assets included $2.0 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to stock market, company and interest rate risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the six months ended April 2, 2011, cash value of life insurance increased by 5%, creating non-cash, after-tax income of approximately $124,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  Interest is payable monthly.  There are no unused commitment fees associated with the line of credit.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. Unless we borrow again under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 2, 2011, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of April 2, 2011.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On March 3, 2011, we awarded each non-employee director 1,000 shares of our common stock as part of their regular annual board compensation.  In addition to the 1,000 shares described above, as compensation for additional duties, the chairman of the board received an additional 1,000 shares, and the chairman of the audit committee received an additional 500 shares of company common stock.  Total shares issued as compensation for calendar year 2011 under these board compensation arrangements were 8,500 shares valued at $128,945 (based on a price of $15.17 per share, which was the average of the high and low sales prices of the company’s common stock on the issue date).  These shares were issued pursuant to the 2007 Equity Incentive Plan, which was approved by shareholders in February 2007 and registered with the Securities and Exchange Commission in October 2007.

We did not purchase any of our equity securities during the fiscal quarter ended April 2, 2011.  In November 2007, the Board of Directors authorized the company to repurchase up to 138,772 shares of our common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, which description is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

The information set forth below is provided in response to the requirements of Item 1.01 of Form 8-K.

The Company entered into a new License and Distribution Agreement on October 4, 2010 with P.J. Noyes Company, Inc.  The Company had been marketing the Selan® line of skin care products under license from P.J. Noyes under a previous agreement which was set to expire in December 2010.  The products are manufactured by P.J. Noyes and are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings.  The new agreement names the Company as the exclusive North American distributor of specified Selan® products, and the Company is required to purchase a minimum wholesale value of $700,000 of such Selan® products per year.  The new agreement continues the Company’s right to use the Selan® trademark in connection with sales of the products for a license fee of $30,000 per year subject to a graduated rebate that can be as much as 100% of the license fee if the Company purchases more than $1,600,000 of licensed products from P.J. Noyes in a calendar year.  The initial term of the new agreement expires on December 31, 2015 but will renew for successive one-year terms thereafter unless either party gives six months prior written notice of non-renewal.  The foregoing description is qualified in its entirety by the text of the agreement which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS

10.1	License and Distribution Agreement with P.J. Noyes Company, Inc.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

DATE:     May 16, 2011