Form 10-Q
period 2011-07-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2011-08-16
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________________________

FORM 10-Q
____________________________________

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2011

OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

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
Common Stock, No Par Value – 2,794,509 shares as of 08/12/11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Balance Sheets

	July 2,	October 2,
	2011	2010
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$894,491	$781,195
Securities available for sale - Note 2	5,400,822	3,701,511
Accounts receivable, net of allowances of $187,000 (July 2, 2011) and $150,000 (Oct. 2, 2010)	7,104,187	7,129,352
Inventories, net - Note 3	4,762,530	4,135,379
Deferred income taxes	667,000	667,000
Prepaid expenses	198,323	430,935
Total current assets	19,027,353	16,845,372

Property and equipment, net - Note 4	5,315,216	5,684,797
Goodwill	1,924,131	1,924,131
Other assets - Note 5	2,950,387	2,757,888
	$29,217,087	$27,212,188

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,458,474	$2,335,633
Accrued and sundry liabilities	2,339,637	2,641,348
Total current liabilities	4,798,111	4,976,981

Deferred income taxes	196,000	196,000
Deferred compensation	622,142	660,618
Total long-term liabilities	818,142	856,618

Total liabilities	5,616,253	5,833,599

Commitments and contingencies - Note 9

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,794,509 (July 2, 2011) and 2,757,464 (Oct. 2, 2010)	1,111,706	870,946
Additional paid-in capital	747,922	696,491
Retained earnings	21,741,206	19,811,152
Total shareholders' equity	23,600,834	21,378,589

	$29,217,087	$27,212,188

Note: The Balance Sheet at October 2, 2010 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$13,694,857	$13,161,929	$38,855,873	$38,551,516
Cost of goods sold	8,975,282	8,451,604	25,356,974	24,046,448
Gross profit	4,719,575	4,710,325	13,498,899	14,505,068

Selling and marketing expenses	2,250,415	2,246,674	6,542,815	6,520,811
Research and development expenses	162,486	201,306	495,585	717,291
General and administrative expenses	773,425	876,509	2,286,446	2,366,268
Operating expenses	3,186,326	3,324,489	9,324,846	9,604,370

Operating income	1,533,249	1,385,836	4,174,053	4,900,698

Non-operating income:
Investment income and other	5,198	25,439	14,394	47,658
Income before income taxes	1,538,447	1,411,275	4,188,447	4,948,356

Provision for income taxes	516,000	466,000	1,399,000	1,633,000

Net income	$1,022,447	$945,275	$2,789,447	$3,315,356

Net income per common share - Note 7
Basic	$0.37	$0.34	$1.01	$1.21
Diluted	0.36	0.33	0.98	1.17

Dividends per common share - Note A	$0.11	$1.10	$0.31	$1.30

Weighted average shares outstanding:
Basic	2,789,074	2,746,268	2,772,257	2,731,087
Diluted	2,843,119	2,853,176	2,836,709	2,842,357

Note A: Dividends for the three and nine months ended July 3, 2010 include a special dividend of $1.00 per share declared in May 2010 and paid in June 2010.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	July 2,	July 3,
	2011	2010
Operating activities:
Net income	$2,789,447	$3,315,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603,399	615,147
Provision for losses on accounts receivable	53,202	11,346
Gain on sale of property and equipment		(17,902)
Provision for deferred income taxes	-	(45,970)
(Increase)/decrease in cash value of life insurance	(109,281)	7,992
Deferred compensation	(38,476)	(35,626)
Stock compensation expense	51,431	14,202
Changes in operating assets and liabilities:
Accounts receivable	(27,348)	(546,054)
Inventories	(627,151)	(184,008)
Prepaid expenses and other assets	282,021	102,313
Accounts payable and accrued expenses	(173,553)	(889,337)
Net cash provided by operating activities	2,803,691	2,347,459

Investing activities:
Purchases of marketable securities	(2,760,000)	(700,000)
Proceeds from sale of marketable securities	1,060,000	1,700,000
Purchases of property and equipment	(171,183)	(166,661)
Proceeds from sale of property and equipment	-	19,500
Payments for other assets	(66,317)	(52,121)
Net cash (used for)/provided by investing activities	(1,937,500)	800,718

Financing activities:
Dividends paid - Note A	(859,393)	(3,580,071)
Purchase and retirement of common stock	(8,292)	(233,091)
Common stock issued upon exercise of options	114,790	169,059
Net cash used for financing activities	(752,895)	(3,644,103)

Increase/(decrease) in cash and cash equivalents	113,296	(495,926)
Cash and cash equivalents at beginning of period	781,195	1,263,944
Cash and cash equivalents at end of period	$894,491	$768,018

Note A: Dividends for the nine months ended July 3, 2010 include a special dividend of $1.00 per share declared in May 2010 and paid in June 2010.

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
July 2, 2011

1.  BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011.  For further information, refer to our Annual Report on Form 10-K for the year ended October 2, 2010.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes information on the fair value measurement of the Company’s assets as of July 2, 2011 and October 2, 2010, grouped by the categories described by the FASB.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash value of life insurance policies:
July 2, 2011	$2,036,562		$2,036,562
October 2, 2010	$1,927,281		$1,927,281

Securities available for sale:
July 2, 2011	$5,400,822	$ 5,400,822
October 2, 2010	$3,701,511	$ 3,701,511

     Securities available for sale at July 2, 2011 were variable rate demand bonds with contractual maturities ranging from 2018 to 2029.  Interest rates on these securities are reset weekly, and the bonds may be liquidated at any time with seven days advance notice.  We had no significant unrealized holding gains or losses during the nine months ended July 2, 2011 or July 3, 2010.

3.  INVENTORIES

     The components of inventories are as follows:

	July 2, 2011	Oct. 2, 2010
Raw materials	$3,668,006	$3,179,836
Finished goods	1,339,524	1,281,543
Reserve for obsolescence	(245,000)	(326,000)
	$4,762,530	$4,135,379

4.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized by major classification as follows:

	July 2, 2011	Oct. 2, 2010
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,888,500	6,821,343
Machinery and equipment	7,076,223	6,972,197
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,418,434	15,247,251
Less accumulated depreciation	10,103,218	9,562,454
	$5,315,216	$5,684,797

5.  OTHER ASSETS

     Other assets consist of the following:

	July 2, 2011	Oct. 2, 2010

Patents and trademarks, net of accumulated amortization of $1,616,160 (July 2, 2011) and $1,571,025 (Oct. 2, 2010)	$293,024	$301,842
Cash value of life insurance policies - Note 2	2,036,562	1,927,281
Other	620,801	528,765
	$2,950,387	$2,757,888

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

    Changes in our product warranty liability for the nine months ended July 2, 2011  and July 3, 2010 are as follows:

	Nine Months Ended
	July 2, 2011	July 3, 2010
Accrued liability at beginning of period	$570,000	$461,721
Increases in reserve	378,008	412,057
Expenses	(384,008)	(358,057)
Accrued liability at end of period	$564,000	$515,721

7. NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator for basic and diluted earnings per share:
Net income	$1,022,447	$945,275	$2,789,447	$3,315,356

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,789,074	2,746,268	2,772,257	2,731,087
Effect of dilutive securities:
Employee stock options and restricted stock	54,045	106,908	64,452	111,270
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,843,119	2,853,176	2,836,709	2,842,357

Net income per common share:
Basic	$0.37	$0.34	$1.01	$1.21
Diluted	$0.36	$0.33	$0.98	$1.17

8.  OPERATIONS AND INDUSTRY SEGMENTS

     For management and reporting purposes, we divide our business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

     The following table summarizes certain information on industry segments.

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales:
Medical	$8,838,423	$8,722,513	$25,753,090	$26,853,865
Custom products	4,856,434	4,439,416	13,102,783	11,697,651
Total	$13,694,857	$13,161,929	$38,855,873	$38,551,516

Operating profit:
Medical	$1,183,933	$1,295,627	$3,379,553	$4,338,767
Custom products	513,157	324,644	1,216,682	1,067,686
Total	1,697,090	1,620,271	4,596,235	5,406,453

Corporate expense	(163,841)	(234,435)	(422,182)	(505,755)
Non-operating income	5,198	25,439	14,394	47,658
Income before income taxes	$1,538,447	$1,411,275	$4,188,447	$4,948,356

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

ITEM 1A.  RISK FACTORS

The risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010 are hereby amended by adding the following paragraph to the end of the second risk factor (which is entitled, “The current weakness in the U.S. economy and associated problems in the credit markets could cause our sales to decline, which in turn could have a material negative effect on our earnings”):

Current weakness in the U.S. and global economy and associated weakness in the credit markets could have a material adverse effect on the business or financial condition of one or more of our key customers or distributors or on several customers and distributors that, in the aggregate, account for a material portion of our sales. Such an adverse effect on our customers or distributors could, in turn, have a material adverse effect on our own business and/or financial condition as a result of a loss or material reduction in our sales to such customers or distributors and also, potentially, our inability to collect material accounts receivable owed to us by such customers or distributors if they become unable to pay their debts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales levels or future expense changes compared with previous periods, are only predictions.  Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” above and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010, other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Total net sales for the third quarter of fiscal 2011 rose 4% to $13.7 million compared with $13.2 million in the third quarter of last year due to higher sales volume in both the medical and custom products segments.  Net income increased by 8% during the third quarter to $1.0 million, or $0.36 per diluted share, compared with $945,000, or $0.33 per diluted share, in the same quarter of last year.  The increase in net income was the result of higher sales volume and lower operating costs compared with the third quarter of last year.

Total net sales for the first three quarters of fiscal 2011 rose 1% to $38.9 million compared with $38.6 million in the same period last year.  The increase was due to higher sales volume in the consumer portion of the custom products segment.  Net income decreased by 16% during the first nine months of fiscal 2011 to $2.8 million, or $0.98 per diluted share, compared with $3.3 million, or $1.17 per diluted share, in the same period last year.  The year-to-date earnings decrease was caused by lower sales volume in the medical segment, a less profitable sales mix within our medical segment and a shift in our overall sales mix toward the comparatively lower-margin custom products segment.

Sales
Sales in the custom products segment increased 9% to $4.9 million in the third quarter of fiscal 2011 compared with $4.4 million in the third quarter of last year.  The increase in custom products sales came from our consumer bedding product lines where sales increased 12% in the third quarter of this year to $4.0 million compared with $3.6 million in the third quarter of last year.  The increase was primarily due to a successful sales program with a new retail customer and steady growth in our consumer internet sales.

 Industrial sales, which make up the other part of the custom products segment, were down 1% in the third quarter of fiscal 2011 to $825,000 compared with $837,000 in the third quarter last year.  The decline in industrial sales was due to the loss last fiscal year of a portion of our business with a customer in the water sports market.  However, the lost business was substantially offset by continued sales growth to customers in the automotive and packaging markets.

Sales in the custom products segment for the first three quarters of fiscal 2011 increased 12% to $13.1 million compared with $11.7 million in the same period last year.  Consumer sales increased 15% to $10.8 million from $9.4 million mainly due to a sales program with a new customer that began in the fourth quarter of fiscal 2010.  Industrial sales remained level at $2.3 million.  We expect custom products sales in the fourth quarter of fiscal 2011 to be similar to the fourth quarter of fiscal 2010.

In the medical segment, third quarter sales rose 1% to $8.8 million compared with $8.7 million in the same quarter last year.  The sales increase in the medical segment came largely from our therapeutic support surfaces where sales increased 2% to $5.5 million compared with $5.4 million in the third quarter last year.  Within the therapeutic support surface line, most of the sales growth came from our newly introduced Custom Care® product line.  In addition, sales of our Geomattress® line of therapeutic support surfaces rose 11% compared with the third quarter of last year.  Geomattress sales have remained relatively strong during the recent recession due to their lower price range compared with our high-end PressureGuard® powered products.  Sales of Risk Manager™ bedside safety products were up 6% compared with last year’s third quarter.  Sales of Selan® skin care products increased by 3%, while sales of seating products increased by 1%.  The sales growth in these product lines was mostly offset by lower sales of mattress overlays that were down by 7% compared with the third quarter of last fiscal year.  Medical sales represented 65% of total company sales in the third quarter of this year compared with 66% in the third quarter of last year.

For fiscal 2011 year-to-date, medical sales declined 4% to $25.8 million from $26.9 million in the same period last year.  The decrease was driven by lower sales volume of therapeutic support surfaces, which fell by 8% during the first three quarters of fiscal 2011 compared with the first three quarters of last year.  Most of this decline was due to sluggish demand for our high-end PresureGuard powered products, which we believe was related to the recession.  Sales of Risk Manager bedside safety products were up 29% compared with the same period last year.  Year-to-date sales of medical mattress overlays decreased by 8%.  Sales of seating products decreased 1%.  Patient positioner sales increased by 2% for the first three quarters of fiscal 2011 compared with the year-to-date period last year, while sales of Selan skin care products were flat.  We expect sales in the medical segment during the fourth quarter of fiscal 2011 to be slightly higher than those of the fourth quarter of last year.  However, our fourth quarter medical sales levels could be affected by the timing of pending large-corporate orders.

Gross Profit
Our gross profit remained level at $4.7 million in the third quarter of fiscal 2011 compared with the third quarter of last year.  Our gross margin for the third quarter of fiscal 2011 decreased to 34.5% compared with 35.8% in the same period last year.  For the first three quarters of fiscal 2011, our gross profit decreased 7% to $13.5 million from $14.5 million, and our gross margin decreased to 34.7% from 37.6% in the same period last year.  The decreases in gross margin for the third quarter and year-to-date periods were caused by the following factors: (1) a less profitable sales mix within the medical segment, (2) various raw material price increases during the third quarter and year-to-date periods and (3) a less profitable sales mix for the total company because of higher sales in the custom products segment. Additionally the decline in medical sales volume for the year to date contributed to the decrease in year-to-date gross margin.  The custom products segment made up 34% of total sales for the year-to-date in this fiscal year compared with 30% in the same period of fiscal 2010.

We expect the gross margin during the fourth quarter of fiscal 2011 to be slightly lower than that of the fourth quarter last year due mainly to higher raw material costs during the quarter.  However, our fourth quarter gross margin could also be affected by the timing of pending large-corporate orders in the medical segment as discussed above.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses remained level at $2.2 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010.  For the first three quarters of fiscal 2011, selling and marketing expenses remained level at $6.5 million compared with the same period last year.  We expect total sales and marketing expenses for the fourth quarter of fiscal 2011 to be similar to those of the fourth quarter last year.

Research and development expenses decreased 19% to $162,000 compared with $201,000 in the third quarter of fiscal 2010.  The decrease was caused by the completion in late fiscal 2010 of several new-product development projects that involved contracted services.  For the same reason, research and development expenses for the year-to-date in fiscal 2011 were down 31% to $496,000 compared with $717,000 for the same period in fiscal 2010.  Although we are continuing to pursue a number of new-product development projects for the medical segment, we expect total research and development expenses for the fourth quarter of fiscal 2011 to be lower than those of the fourth quarter last year.

Administrative expenses decreased 12% to $773,000 in the third quarter of fiscal 2011 compared with $877,000 in the third quarter of last year mainly due to a change in cash value of life insurance, which reduced expenses by $11,000 in the third quarter this year compared with a $71,000 increase in expenses in the third quarter of last year.  For the year-to-date in fiscal 2011, administrative expenses decreased 3% to $2.3 million compared with $2.4 million in the first three quarters of last year because of lower incentive compensation expense and a change in the cash value of life insurance as described above.  We expect administrative expenses for the fourth quarter of fiscal 2011 to be higher than they were in the fourth quarter of fiscal 2010.

Operating Income
Operating income increased by 11% to $1.5 million in the third quarter of fiscal 2011 from $1.4 million in the same quarter of last year mainly due to higher sales volume and lower operating expenses as discussed above.

For the fiscal year-to-date, total operating income decreased 15% to $4.2 million compared with $4.9 million in the same period of last year.  The decrease in operating income for the year-to-date period was the result of lower medical sales volume, a less profitable sales mix within the medical segment and a shift in sales mix toward the lower-margin custom products segment from the higher-margin medical segment.

Non-Operating Income
We generated investment income of $5,000 in the third quarter of fiscal 2011 compared with $8,000 in the third quarter of last year.  The third quarter of last year (fiscal 2010) included a gain on sale of equipment of $18,000 with no comparable gain in fiscal 2011.  For the first three quarters of fiscal 2011, investment income was $14,000 compared with $30,000 in the same period of last year.  The declines in investment income for the third quarter and year-to date periods were caused by a lower average level of short-term investments, which was related to the $2.8 million special dividend paid in June 2010 and lower interest rates this year compared with the same periods last year.  We expect net non-operating income during the fourth quarter of fiscal 2011 to be similar to the fourth quarter last year.

Net Income and Dividends
Net income increased 8% during the third quarter to $1.0 million, or $0.36 per diluted share, compared with $945,000, or $0.33 per diluted share, in the same quarter of last year.  Higher sales volume and reduced R&D and administrative expenses contributed to the increase in third quarter net income.  Net income for the first three quarters of fiscal 2011 decreased 16% to $2.8 million, or $0.98 per diluted share, compared with $3.3 million, or $1.17 per diluted share, in the first nine months of fiscal 2010.  The year-to-date decline in net income was due to lower medical sales volume and a less profitable product mix.

During the first nine months of fiscal 2011, we paid dividends of $859,000, or 31% of net income.  These payments represented two quarterly dividends of $0.10 per share and one quarterly dividend of $0.11 per share.  During the comparable period last year, we paid dividends of $3.6 million, or 108% of net income.  These payments represented three quarterly dividends of $0.10 per share and a special dividend of $1.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the first nine months of fiscal 2011 increased by 19% to $2.8 million compared with $2.3 million in the same period last year.  Changes in working capital accounts during the first three quarters of fiscal 2011 more than offset the decrease in net income compared with the same period last year.  Cash provided by operations was used during the first three quarters of fiscal 2011 to fund dividends of $859,000, capital expenditures of $171,000 and net purchases of marketable securities of $1.7 million.

Working capital increased by $2.4 million, or 20%, to $14.2 million at the end of the third quarter compared with $11.9 million at the end of last fiscal year.  The increase in working capital was the result of increases in securities available for sale and inventories.  The current ratio at quarter-end increased to 4.0 from 3.4 at fiscal year-end 2010.

Accounts receivable, net of allowances, remained level at $7.1 million at the end of the third quarter of fiscal 2011 compared with fiscal year-end 2010.  Days sales outstanding (or average collection time), calculated using a monthly average for accounts receivable balance, also remained at 43 days for the year-to-date in fiscal 2011 compared with fiscal 2010.  All of our accounts receivable are unsecured.

Inventories increased by $627,000, or 15%, to $4.8 million at the end of the third quarter of fiscal 2011 compared with $4.1 million at fiscal year-end 2010.  Most of the increase occurred in the category of medical raw materials and was the result of medical shipments anticipated during the next two quarters.  Inventory turns, calculated using average inventory and annualized cost of goods sold, for the first three quarters of fiscal 2011 were 7.6 times compared with 8.2 times for the full fiscal year in 2010.  We expect total inventory levels during the fourth quarter of fiscal 2011 to be higher than they were at the end of the third quarter due to expected shipments during the next two quarters.

Prepaid expenses decreased by $233,000, or 54%, to $198,000 at July 2, 2011 compared with $431,000 at the end of fiscal 2010 because of a reduction in refundable income taxes that was partly offset by an increase in prepaid insurance premiums during the first three quarters of fiscal 2011.

Net property and equipment decreased by $370,000, or 7%, to $5.3 million at the end of the third quarter of fiscal 2011 as the result of regular depreciation expense of $541,000 partially offset by capital expenditures of $171,000.  We expect capital expenditures during the remainder of fiscal 2011 to be similar to the average quarterly level incurred during the first three quarters of this fiscal year.

Other assets increased 7%, or $192,000, to $3.0 million compared with $2.8 million at fiscal year-end 2010 as a result of an increase in deposits for raw material purchases and the increase in cash value of corporate-owned life insurance policies during fiscal 2011.

Our trade accounts payable increased by $123,000, or 5%, to $2.5 million compared with $2.3 million at fiscal year-end 2010 due to normal monthly fluctuations in the timing of purchases and payments.  Accrued and sundry liabilities decreased by $302,000, or 11%, to $2.3 million compared with $2.6 million at fiscal year-end 2010 due to payments of previously accrued incentive compensation.

We currently have no borrowings outstanding on our revolving line of credit.  The maximum principal amount we can borrow at any one time under the loan agreement is $10 million.  The maturity date is June 5, 2012.  We believe that we were in compliance with all covenants relating to the loan agreement as of July 2, 2011.

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

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  As of July 2, 2011, we had repurchased a total of 142,869 shares under the expanded program at an average price of $11.94 per share, representing a total investment of $1.7 million.  Considering these prior purchases, we are authorized to repurchase an additional 95,903 shares under the current program.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2011 and for the foreseeable future.  We do not anticipate having difficulty renewing or replacing our current line of credit that expires in June 2012.  However, we can offer no assurance to that effect.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during the next year.  During the first two quarters of fiscal 2011, we experienced modest price increases in several of our lower-volume raw materials.  In June and July of 2011, we experienced additional price increases for most of our foam raw materials.  In the medical segment, we expect the recent raw material cost increases to lower our gross margin during the next several quarters because our distribution agreements with several large medical customers require certain minimum notice periods before sales prices can be increased.  As a result of these contractual arrangements in the medical segment, there is often a lag between the time we receive raw material cost increases and the time we can increase a portion of our medical sales prices.  For both the medical and custom products segments, we will work to reduce the impact of raw material cost increases through a combination of actions targeted at preserving our margins.  However, we can give no assurance that we will be able to offset current or future cost increases, and the failure to do so could negatively affect our profitability.

The cost of polyurethane foam, our primary raw material, is influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance and our credit facility.  As of July 2, 2011, we had short-term investments of $5.4 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by bank letters of credit.  As a result, the bonds carry the credit rating of the underlying bank.  The interest rate on each bond is a floating rate, which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven to 35 days after the trade date.  Using the level of securities available for sale at July 2, 2011, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $54,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

As of July 2, 2011, our other assets included $2.0 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to stock market, company and interest rate risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance could have a material effect on our results of operations.  However, we believe these fluctuations would not have a material adverse effect on our financial position.  During the nine months ended July 2, 2011, cash value of life insurance increased by 6%, creating non-cash, after-tax income of approximately $134,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  Interest is payable monthly.  There are no fees associated with the unused line of credit.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility.  The degree of impact would vary depending on the level of the borrowings.  Unless we borrow again under the facility or otherwise incur significant debt with a variable interest rate, a change in interest rates would have no material effect on our interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 2, 2011, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of July 2, 2011.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended July 2, 2011.  In November 2007, the Board of Directors authorized the company to repurchase up to 138,772 shares of our common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, which description is incorporated herein by reference.

ITEM 6.   EXHIBITS

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPAN-AMERICA MEDICAL SYSTEMS, INC.

/s/ Richard C. Coggins
Richard C. Coggins
Chief Financial Officer

/s/ James D. Ferguson
James D. Ferguson
President and Chief Executive Officer

DATE: August 16, 2011