Form 10-Q/A
period 2011-04-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2011-12-21
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________________________

FORM 10-Q/A
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
Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer   X     Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value – 2,784,593 shares as of 05/09/11

This Amendment to Span-America Medical Systems, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 is being filed to amend Part II, Item 5 of that report to (1) renumber such Item 5 as “Item 6” and (2) indicate in the exhibit listing that the Company has requested confidential treatment from the Commission with respect to portions of Exhibit 10.1 to the report.  There has been no amendment to the Exhibit 10.1 itself, which was filed with the original report.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS

10.1
License and Distribution Agreement with P.J. Noyes Company, Inc.  Confidential treatment has been requested for this exhibit.  Portions of this exhibit have been redacted, and the redacted portions have been separately filed with the Securities and Exchange Commission.

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

DATE:     December 20, 2011