Form 10-K
period 2011-10-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2011-12-30
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]           Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended October 1, 2011 or

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

Common stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      .  No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      .  No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X  . No ___.

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
Large Accelerated Filer ____                                                                Accelerated Filer ____
Non-Accelerated Filer     X                                                                    Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      .  No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $35,709,512.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 22, 2011 was 2,895,654.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 16, 2012 are incorporated by reference into Part III.

PART I

Item 1.  Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company,” “Span-America” or “we”).  These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations.  These forward-looking statements therefore involve numerous risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions.  These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on the Company’s current expectations or beliefs concerning future events that involve risks and uncertainties.  Actual events or results may differ materially as a result of risks and uncertainties in our business.  Such risks include, but are not limited to, the “Risk Factors” described in Item 1A below and other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings.  We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Background

Span-America Medical Systems, Inc. was incorporated under the laws of the state of South Carolina on September 21, 1970.  We manufacture and distribute a variety of therapeutic support surfaces and related products utilizing polyurethane and other foam products for the medical, consumer and industrial markets.

We began operations in 1975 as a manufacturer of polyurethane foam patient positioners and later expanded our product lines to include foam mattress overlays for the wound care market primarily in acute care hospitals.  Wound care products aid in the treatment or prevention of pressure ulcers.  In the late 1970s, we also began producing foam products for industrial applications.  In 1985, we introduced the patented Geo-Matt® therapeutic mattress overlay in the health care market, which became one of our leading products.  During the same time period, we began selling convoluted foam mattress overlay products to consumer bedding retailers throughout the United States.

We entered the replacement mattress segment of the medical market in 1992 by acquiring certain assets of Healthflex, Inc., including its PressureGuard® II therapeutic support surface.  We have since significantly expanded the PressureGuard product line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell direct and through distributors to hospitals, long-term care facilities, and home health care dealers throughout the United States and Canada.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers.  We are actively seeking to develop or acquire new products in this market segment.  We also seek to further develop consumer and industrial applications of our medical products.

Our products are distributed in the United States and, to a lesser degree, in several foreign countries.  Total export sales during fiscal 2011 were approximately $1.9 million or 3.5% of total net sales.  The majority of our export sales occurred in Canada.  See Note 19 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report.

On December 9, 2011, a newly-formed, wholly-owned subsidiary of the Company, Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), acquired substantially all of the assets of M.C. Healthcare Products Inc., an Ontario corporation with its principal place of business in Beamsville, Ontario (“MC Healthcare”), pursuant to an Asset Purchase Agreement dated December 9, 2011 (the “Asset Purchase Agreement”) by and between the Company, Span-Canada, MC Healthcare, Thompson Contract Supply Company Limited, an Ontario corporation and the sole shareholder of MC Healthcare (“TCSC”), and Ralph Thompson, a natural person and the indirect beneficial owner of a majority of the capital stock of TCSC.  MC Healthcare manufactures and markets medical bed frames and related products for the long term care market and sells them throughout Canada and the United States.  The assets purchased consist primarily of accounts receivable, inventory, manufacturing equipment and intellectual property.  Liabilities assumed consist primarily of accounts payable and accruals incurred in the ordinary course of business prior to the acquisition date.  The transaction is expected to result in goodwill of approximately CDN $6.5 million.

The purchase price consisted of CDN $8,000,000 in cash (US $7,881,773 at the U.S. dollar/Canadian dollar exchange rate quoted in the Wall Street Journal on December 9, 2011), subject to a post-closing working capital adjustment, plus 100,000 shares of the Company’s common stock.  Approximately CDN $1,500,000 of the cash portion of the purchase price under the Asset Purchase Agreement was paid from the Company’s available cash and proceeds of securities held for sale that the Company contributed to the capital of Span-Canada prior to the transaction.  The balance of the cash portion of the purchase price was borrowed under the Company’s Loan Agreement with TD Bank (the “Loan Agreement”).  The issuance of the share consideration was not registered with the SEC because it was a transaction not constituting a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

The 100,000 shares of the Company’s common stock described above were placed in escrow pursuant to an Escrow Agreement dated December 9, 2011 with The Canadian Trust Company as escrow agent to secure MC Healthcare’s, TCSC’s and Mr. Thompson’s indemnification obligations under the Asset Purchase Agreement.  MC Healthcare may replace the 100,000 shares subject to the escrow with CDN $1,000,000 in cash at any time.  All then-remaining escrowed shares (or replacement cash) will be released from escrow on June 9, 2013 (18 months after closing) except for an amount equal to the amount of any indemnification claims that remain unresolved at such time.  The Asset Purchase Agreement contains representations, warranties, indemnifications and other provisions that the Company believes are common in transactions of this type.

Span-America will operate MC Healthcare under the registered business name M.C. Healthcare Products, a division of Span-Canada.  Span-Canada will operate the business from MC Healthcare’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement with an option to buy or continue the lease at the end of the lease term.  We plan to report Span-Canada’s operations as part of our medical segment.

We maintain a website at http://www.spanamerica.com.  Our reports and other filings made with the SEC are available free of charge on our website, which includes a link to the Company’s filings in the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) filing database.  For more information about MC Healthcare and its products, see www.mchealthcare.com.

Industry Segment Data

Please see Note 19 – Operations and Industry Segments in the Notes to Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales.  The table below sets forth sales of each of our product lines and segments as a percentage of our total sales for fiscal years 2011, 2010 and 2009.

	Percentage of Total Sales
	2011	2010	2009
Medical Segment
Mattress overlays	7	7	7
Therapeutic support surfaces	41	43	46
Patient positioners (Span-Aids)	8	8	7
Seating products	4	4	4
Skin care products	2	2	2
Fall protection products	3	3	1
Other medical products	1	1	1
Medical total	66	68	68

Custom Products Segment
Consumer bedding	28	26	27
Industrial products	6	6	5
Custom Products total	34	32	32

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

Mattress Overlays.  Span-America produces a variety of foam mattress overlays, including convoluted foam pads and its patented Geo-Matt® overlay.  Span-America’s overlay products are mattress pads rather than complete mattresses and are marketed as less expensive alternatives to more complex therapeutic support surfaces.  Our mattress overlays disperse body heat, increase air circulation beneath the patient and reduce moisture accumulation to aid in the prevention and treatment of pressure ulcers.  Their convoluted or geometrically contoured construction also reduces shear forces and more evenly distributes the patient’s body weight, thereby reducing the localized pressure that can cause pressure ulcers.  The Geo-Matt design includes numerous individual foam cells that are cut to exacting tolerances on computer-controlled equipment to create a clinically effective mattress surface. These products are designed to provide patients with greater comfort and to assist in treating patients who have developed or are susceptible to developing pressure ulcers.  The mattress overlays are designed for single patient use.

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

Non-powered Therapeutic Support Surfaces. In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces.  In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales.  The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped.  We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients.  In 2010, the Company launched the Geo-Mattress® UltraMax™, its most highly engineered Geo-Mattress model to date.  Developed almost exclusively for the hospital market, the UltraMax incorporates several proprietary design features, including three dimensional zoning, an ultra-resilient torso section, and a shear-reducing bi-directional stretch cover. Together, these premium features allow the UltraMax to deliver a level of support, comfort, and longevity that exceeds even the most rigorous challenges of the acute care environment.

Span-America’s more complex non-powered support surfaces consist of products from the PressureGuard® series.  We acquired the PressureGuard design through the acquisition of Healthflex, Inc. in February 1992.  The original design combined a polyurethane foam shell and static air cylinders to form a support surface that incorporated the comfort and pressure relieving features of both mattress overlays and more sophisticated therapeutic support surfaces.  This original design, which we later used as the basis for powered versions, was further refined through a complete technical upgrade of all PressureGuard components in November 1997.

In addition to the non-powered, static PressureGuard Renew®, we offer the PressureGuard CFT®.  This model incorporates a patented design featuring the principles of constant force technology.  The PressureGuard CFT is unusual in that it is a dynamic, self-adjusting support surface that rivals more expensive powered surfaces in effectiveness, yet it requires no power source.

Powered Therapeutic Support Surfaces.  Span-America’s powered therapeutic support surfaces constitute the remaining models in the PressureGuard Series.  In November 1993, we received Food and Drug Administration (“FDA”) 510(k) marketing approval for the PressureGuard IV therapeutic support surface.  Building on the comfort and support of the original PressureGuard design, PressureGuard IV was designed as a sophisticated, powered system for providing pressure reduction and patient comfort, with the added ability to turn the patient.  The system was designed to automatically sense the patient’s weight and position and to continually adjust the pressures appropriately while slowly and quietly repositioning the patient at angles up to 30 degrees in cycles of up to two hours.  The upgraded version, renamed the PressureGuard Turn Select®, incorporates all of these capabilities, as well as several additional features.  Of particular note is a pendant-operated, microprocessor-controlled motion system, which is built into the support surface rather than being suspended from the bed frame as a separate unit.

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure mattress.  The APM is targeted primarily at the long-term care and home care markets.  In 2000, we added a more feature-rich version of this mattress called the PressureGuard APM2.  In 2003, we further upgraded the APM2 products with new features such as the addition of the Deluxe control unit.  The APM2 gives caregivers the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel. In fiscal 2011, APM² was our highest selling medical product line.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss mattresses.  The Easy Air incorporates several patented design innovations, which we believe allow it to overcome common performance compromises inherent in competitive low-air-loss products.  Additionally, the Easy Air is very effective at controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

In late 2010, we introduced the PressureGuard® Custom Care® series, which consists of three distinct product offerings aimed in large part at the acute care marketplace. Two of the models, Custom Care and Custom Care Convertible, incorporate the Company’s proprietary new Shear Transfer Zone™ cover design. This patent-pending design helps eliminate the damaging effects of micro shearing, macro shearing, and rotational shearing on vulnerable skin and tissue caused when bony prominences “dig” into a support surface.  Like the PressureGuard CFT, the Custom Care model provides air therapy without the need for a powered control unit.  It is designed to provide superior comfort and skin protection while requiring no maintenance for five years.

The PressureGuard Custom Care Convertible and Custom Care Convertible LAL models represent our first product offerings in the “convertible” category, a class of support surfaces that has become a popular option in today’s hospital market.  In their non-powered mode, Custom Care Convertible models operate as effective tissue load management surfaces for both prevention and treatment of pressure ulcers.  Both allow the addition of a powered control unit where more aggressive, dynamic therapy is desired.  When the add-on, ruggedized Custom Care Convertible control unit is clicked into position on the mattress, the caregiver is provided the option of either alternating pressure or lateral rotation.

On the LAL model, the caregiver can select either of these options while also providing a third treatment modality: microclimate management.  This proprietary, patented air delivery design, proven by its longstanding clinical success on the Company’s PressureGuard Easy Air low-air-loss-surface, controls excess moisture and heat at the interface between the user and the surface.  Both models also incorporate another Span-America exclusive, the Star Chamber™ air cylinder design.  The Star Chamber cylinders maximize the amount of air available within the mattress for pressure management, patient support and effective therapy.

We sell all of the powered products in the PressureGuard product line to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market.  We also sell the PressureGuard products in the acute care market, but in smaller quantities than in the long-term care and home care markets.

Patient Positioners.  We sell our specialty line of patient positioners primarily under the trademark Span-Aids.  This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation.  Span-Aids patient positioners hold a patient’s body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition.  The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture.  Span-Aids are intended for single-patient use throughout a patient’s entire treatment program.  Among the Span-Aids products that we presently market are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.  We sell patient positioners primarily to hospitals and long-term care facilities through several national medical products distributors.

Seating Products. Another product category in our medical segment consists of seat cushions and related seating products for wheelchairs, geri-chairs (typically used in long-term care facilities) and other health care seating needs.  Our offerings in this category can be subdivided into three main groups:

●	wound healing aids,
●	patient positioning and general pressure management products, and
●	pressure management products without patient positioning features.

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

Skin Care Products.  We also market the Selan® line of skin care creams and lotions under a license agreement with P.J. Noyes Company.  The products, which are manufactured by P.J. Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings.  The license agreement with P.J. Noyes will expire on December 31, 2015 but is renewable pursuant to the terms of the agreement.

Fall Protection Products.  In December 2008, we began marketing the Risk Manager® bedside safety mat, which was a new product category for Span-America.  The Risk Manager is manufactured outside the United States, using an elastomeric gel compound and is designed to cushion the force of impact and reduce the chance of injury to a patient who falls at the bedside.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes.  We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America.  Sales to our four largest medical distributors made up approximately 51% of net sales in the medical segment during fiscal 2011.  We believe our relationships with these distributors are good.  However, the loss of any one of these customers could have a material adverse effect on our business.  See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Bed Frames.  On December 9, 2011 (after the end of fiscal 2011), we acquired substantially all of the assets of M.C. Healthcare.  MC Healthcare manufactures and markets the Maxxum, Advantage and Rexx series bed frames, as well as related case goods, mattresses, tables and seating products, specializing in the long term care market.  Approximately 60% of MC Healthcare sales are exported to the U.S., and the remaining 40% are sold in Canada. For more information about MC Healthcare and its products, see www.mchealthcare.com.

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

In fiscal 2011, approximately 83% of our total custom products sales were distributed through Louisville Bedding Company.  The loss of this relationship could have a material adverse effect on our business.

Safety Catheters

In July 2002, we acquired assets related to the Secure I.V.® protected short peripheral intravenous catheter from Vadus, Inc., a privately owned designer and manufacturer of catheters.  We were unable to generate sufficient sales volume in the safety catheter segment to make it a viable business.  Consequently, in October 2007, we decided to exit the safety catheter business and try to sell the related assets.  As of September 29, 2007, we recorded an impairment charge to eliminate the book value of our safety catheter assets.  We have attempted to sell the assets related to the safety catheter business, but our efforts so far have not been successful.  We have ceased the use of the safety catheter assets and are committed to a plan of sale or abandonment;  however, we have no offers pending and can give no assurance that the assets will eventually be sold.  If the assets are not eventually sold, they will be abandoned and disposed of.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2011	2010	2009
Medical	$594,000	$879,000	$822,000
Custom products	49,000	59,000	44,000
Total R& D expense	$643,000	$938,000	$866,000

We expect research and development costs in fiscal 2012 to be higher than those in fiscal 2011.

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

We believe that Span-America is one of the largest nationwide suppliers of therapeutic mattress overlays and patient positioners to the U.S. health care market.  Our primary competitors in the overlay and positioner markets are Joerns Healthcare Inc. and Covidien PLC.

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

MC Healthcare.  MC Healthcare faces competition for sales in the long term care market both from manufacturers and national distributors of long-term care beds and related furniture. Price as well as product features and performance, quality, delivery and brand recognition all play a part in selection of a particular product.  Additionally, the ability to offer packages that include a variety of products as well as financing can also influence the buying decision.  The purchase decision may also be based on a mixture of the preceding factors.

Major competitors include Joerns Healthcare Inc., Invacare Corporation, Graham Field, Hill Rom, Direct Supply, Gulf South and Medline.  These competitors are larger than MC Healthcare and use their own sales force, manufacturer's representatives, distributors or a combination to sell their their products to long-term care facilities.  While M.C. Healthcare is smaller than its major competitors, it has built a reputation for high quality, innovative products combined with excellent customer service.

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

Major Customers

We have an agreement with Louisville Bedding Company to distribute our consumer foam products.  Sales to Louisville Bedding during fiscal 2011 made up approximately 28% of our total net sales and approximately 83% of sales in the custom products segment.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 18 – Major Customers and Note 19 – Operations and Industry Segments in the Notes to Financial Statements below for more information on major customers.  The loss of any of these major customers could have a material adverse effect on our business.

Seasonal Trends

Some seasonality can be identified in certain of our medical and consumer foam products.  However, the fluctuations have minimal effect on our operations because of offsetting trends among these product lines.  We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

We hold 24 United States patents and 4 foreign patents relating to various components of our patient positioners, mattress overlays, and therapeutic support surfaces for the medical segment.  We have also filed additional patent applications.  We believe that these patents are important to our business.  However, while we have a number of products covered by patents, there are competitive alternatives available, sales of which are not restricted by our patents.  Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include the patents on Geo-Matt, Geo-Mattress, PressureGuard, and Span-Aids products.  The Geo-Matt and Geo-Mattress patents have remaining lives ranging from 1 to 2 years with additional patents pending.  The PressureGuard patents have remaining lives ranging from 3 to 10 years with additional patents pending.  The Span-Aids patents have remaining lives ranging from less than a year to 4 years.

We hold 38 federally registered trademarks and 18 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish, in the medical and consumer segments.  Other federal registration applications are presently pending.  We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

On December 9, 2011, we acquired substantially all of the assets of MC Healthcare.  MC Healthcare  owns 7 US patents, 2 Canadian patents and 5 Canadian industrial designs, and it also holds the US and Canadian trademarks for “M.C. Healthcare Products.”

We own various U. S. and foreign patents related to Secure I.V.  “Secure I.V.” is also Span-America’s registered trademark.

Raw Materials and Backlog

Polyurethane foam, nylon/vinyl mattress covers and tubes, and pneumatic pumps and blowers account for approximately 85% of our raw materials.  In addition, we use corrugated shipping containers, polyethylene plastic packaging material and hook-and-loop fasteners.  We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on price increases for polyurethane foam.

As of October 1, 2011, we had unshipped (or open) orders of approximately $6.9 million, which represents seven times our open orders of $1.0 million at fiscal year-end 2010.  The majority of the increase was due to orders from a consumer customer for seasonal promotional items which were shipped prior to November 15, 2011.  We expect to fill all orders open as of October 1, 2011 in the 2012 fiscal year.

Employees

We had 255 full-time employees as of October 1, 2011.  Of these employees, 7 were officers, 16 were management personnel, 23 were administrative and clerical personnel, 26 were sales personnel, and 183 were manufacturing personnel.  Except as mentioned below, Span-America is not a party to any collective bargaining agreement and has never experienced an interruption or curtailment of operations due to labor controversy.  We believe that our relations with our employees are good.

        On December 9, 2011, we acquired substantially all of the assets of MC Healthcare. The manufacturing employees of this facility (currently 33 employees) are members of the Sheet Metal Workers’ International Association, Local Union #540, whose employment is governed by a collective agreement with the union that was assumed by operation of Canadian labor law by our new Canadian subsidiary in connection with the asset acquisition.  The current union contract expires on October 31, 2012 and continues year to year thereafter unless either party notifies the other that a revision or discontinuance is desired.  MC Healthcare had 54 total employees on the acquisition date.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant.  ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties.  Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there.  All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices.  The certification is subject to reassessment at six-month intervals.  We have maintained our certification based on the results of ISO audits conducted during fiscal year 2011.

MC Healthcare.  The Canadian Food and Drugs Act, and the Medical Devices Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale and advertisement of medical devices, including the beds made through Span Medical Products Canada Inc., Span-America's wholly-owned subsidiary, some of which are considered Class I medical devices.  The Medical Devices Regulations require, among other things, that Class I medical device manufacturers who sell medical devices hold a medical device establishment license and file various reports.  In addition, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada.  We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other regulatory requirements.

Environmental Matters

Our manufacturing operations in the U.S. and Canada are subject to various government regulations pertaining to the discharge of materials into the environment.  We believe that we are in substantial compliance with applicable regulations.  We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A.  Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a material decline in earnings.  Many of our medical products are sold through large national distributors in the United States and Canada.  We do not maintain long-term distribution agreements with most of these distributors.  Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis.  These supplier-customer relationships can generally be ended by either party with minimal notice.  Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline.  Our largest customers in the medical segment are Cardinal Health and McKesson Medical-Surgical, which each accounted for 14% of sales in the medical segment in fiscal 2011.  In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2012.  The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.  Sales to Louisville Bedding Company accounted for 28% of sales for the Company in fiscal 2011 and 83% of sales in the custom products segment.

For more information on major customers and information on our business segments, see the discussions under Item 1. “Business – Major Customers,” Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” and Item 1. “Business – Industry Segment Data – Custom Products,” Note 18 – Major Customers and Note 19 – Operations and Industry Segments in the Notes to Financial Statements.

The current weakness in the U.S. economy and associated problems in the credit markets could cause our sales to decline, which in turn could have a material negative effect on our earnings.  Our fastest growing products during the last five years have been our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces.  Sales of these support surfaces represented 41% of our total net sales in fiscal 2011.  These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies.  We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables.  Consequently, sales of our support surfaces and bed frames are likely to be more sensitive to general economic weakness than other medical product lines in our business.  Also, tight conditions in credit markets could make it more difficult for our customers to obtain financing for capital expenditures, which could slow sales particularly within our support surface product lines.  Therapeutic support surface sales decreased 4% during fiscal 2011 compared with fiscal 2010.  Sales of our therapeutic support surfaces may continue to decline if the economy remains weak.

In addition, our industrial products are sold primarily to the automotive, packaging and water sports industries, as well as various other manufacturers.  Our industrial business has historically been more affected by general economic trends than other Span-America product lines.  Therefore an economic downturn is likely to have a greater effect on sales of industrial products than on other product lines in our business.  Sales of industrial products in fiscal year 2011 were less than those of fiscal 2010.  Sales of industrial products could decline if the economy remains weak.

Since many of our operating costs are fixed within a normal monthly range of sales and production activity, sales declines could result in proportionally greater declines in earnings performance.  We would attempt to reduce expenses in response to lower sales levels, but we cannot give assurance that we would be able to fully offset the effect of a decline in sales volume. As a result our business could be materially adversely affected by an economic downturn or continuing weakness of the economy.

Current weakness in the U.S. and global economy and associated weakness in the credit markets could have a material adverse effect on the business or financial condition of one or more of our key customers or distributors or on several customers and distributors that, in the aggregate, account for a material portion of our sales.  Such an adverse effect on our customers or distributors could, in turn, have a material adverse effect on our own business and/or financial condition as a result of a loss or material reduction in our sales to such customers or distributors and also, potentially, our inability to collect material accounts receivable (which accounts receivable are unsecured) owed to us by such customers or distributors if they become unable to pay their debts.

Our acquisition of MC Healthcare in December 2011 introduces several new risks for the Company, including those related to business integration, international operations, foreign exchange, goodwill impairment and the use of debt to fund a portion of the acquisition purchase price.  Although we have no current plans to make significant changes to the operations of MC Healthcare, our efforts to integrate the various operational processes of Span-America and MC Healthcare could result in temporary business disruptions or inefficiencies.  In addition, the change in ownership could precipitate changes in MC Healthcare’s relationships with key customers or suppliers.  These events could have a negative effect on our earnings performance.  While we believe that the MC Healthcare acquisition will prove to be successful and improve our financial performance, we cannot guarantee that the acquisition will not materially and adversely affect our results of operations and financial condition.  There are risks inherent with any acquisition such as retaining key employees and the risk that unexpected liabilities may arise from the MC Healthcare acquisition.

MC Healthcare’s manufacturing facility is located in Beamsville, Ontario, Canada.  We are leasing the current facility under a five-year lease agreement as described elsewhere in this report.  As a result, we will be operating in a foreign country under different laws, regulations and customs, all of which will add potential new risks and costs to the Company.

Prior to the acquisition, Span-America had no material foreign exchange risk.  As a result of the acquisition, we will manufacture and sell products in the U.S. and Canada.  Revenues and costs will be incurred in both U.S. and Canadian dollars.  We will therefore be subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  These foreign exchange gains or losses could have a material effect on our results of operations.

We expect the acquisition to result in additional goodwill of approximately CDN $6.5 million.  This goodwill will be evaluated at least annually for possible impairment.  If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition.

To fund the cash portion of the acquisition purchase price, we borrowed $6.5 million under an amended and restated revolving line of credit that expires on April 30, 2015.  We expect to pay down the line of credit as our cash flow from operations permits.  However, as long as we have a balance outstanding under the line of credit, the Company will be subject to additional financial risks generally associated with higher leverage.

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

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases.  The cost of polyurethane foam represented approximately 42% of our total cost of goods sold in fiscal 2011.  An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability.  Besides polyurethane foam, our other major raw material categories include mattress covers made of various water proof fabrics, vinyl bags, vinyl air cylinders, electronic components for mattresses and corrugated boxes.  Raw materials are our single largest cost category, representing approximately 75% of our total cost of goods sold in fiscal 2011.  Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

Changes in applicable laws or increased government regulations to limit carbon dioxide and other greenhouse gas emissions, as a result of concern over climate change, may result in increased raw material or other costs, which would negatively affect our profitability.

Our sales volume could decline as a result of competition from low-cost foreign imports.  During the last several years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports.  In the medical segment, the number of low-cost, imported mattress products has increased, but it has not yet had a significant impact on our medical business.  We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products.  Also, our customers, which are generally national retailers, are more likely to change suppliers to buy lower-cost products.  Therefore, we could lose significant sales volume in our consumer bedding business and some portion of our medical sales volume if we are unable to compete effectively with low-cost imports.

Certain of our medical products are classified as medical devices and are regulated by the FDA.  These regulations require, among other things, that medical device manufacturers register with the FDA, list devices manufactured by them, and file various reports.  In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities.  Although we believe that we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet new regulatory requirements.

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

We also lease 15,000 square feet of warehouse space in Salt Lake City, Utah for use as a distribution center for our medical products segment.  We lease this facility on a month-by-month basis at a rate of $6,750 per month.

We consider the South Carolina and Utah facilities to be suitable and adequate for their intended purposes.

In connection with our acquisition of MC Healthcare on December 9, 2011, we signed a 5-year commitment to lease the 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario, Canada from MC Healthcare’s parent corporation, Thompson Contract Supply Company Limited, at CDN $265,000 per year (approximately US $260,000 at the exchange rate published in the Wall Street Journal on December 9, 2011) with an option to buy the property or continue the lease for an additional 5 years.  We consider the Beamsville, Ontario facilities suitable and adequate for the conduct of the business acquired from MC Healthcare, which is part of our medical products segment.

Item 3.  Legal Proceedings

From time to time we are a party to various legal actions arising in the normal course of business.  We believe that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there currently are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our financial position or results of operations.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN.  As of December 19, 2011, there were 2,895,654 common shares outstanding, 173 shareholders of record and approximately 1,500 beneficial shareholders.  The closing price of Span-America’s stock on December 19, 2011 was $13.57 per share.

The high and low sales prices for the Company’s Common Stock in each of the last eight fiscal quarters is shown on the following table.

Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2011
High	$15.48	$15.97	$15.49	$15.69	$15.97
Low	13.79	13.97	14.12	12.99	12.99

For Fiscal 2010
High	$17.18	$18.69	$19.99	$18.17	$19.99
Low	13.35	15.76	15.91	13.31	13.31

The Company has paid a regular quarterly cash dividend since January 1990.  In November 2009, the Board increased the quarterly dividend to $0.10 per share from $0.09 per share.  In May 2010, the Board declared a special cash dividend of $1.00 per share paid on June 4, 2010.  In April 2011, the Board increased the quarterly dividend to $0.11 per share from $0.10 per share.  We expect the Company to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time.  Future dividend payments will depend upon the Company’s earnings and liquidity position.  See the discussion of our revolving bank credit facility in Note 10 – Revolving Credit Facility in the Notes to Financial Statements for a description of restrictions on our ability to pay dividends and repurchase our stock, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

We did not purchase any of our equity securities during the fiscal quarter ended October 1, 2011.  The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The program may be suspended or discontinued at any time.  See Note 10 - Revolving Credit Facility in the Notes to the Financial Statements for restrictions on purchasing equity shares.

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

The following graph sets forth the performance of the Company’s Common Stock for the five-year period from September 30, 2006 through October 1, 2011, compared to the Russell MicroCap Index and a peer group index.  The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of October 1, 2011.  The companies included in the peer group index are shown below.  All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SPAN-AMERICA MEDICAL SYSTEMS, INC.,
THE RUSSELL MICROCAP INDEX
 AND A PEER GROUP

Assumes $100 invested on September 30, 2006.
Assumes dividends reinvested.  Fiscal year ended October 1, 2011.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842
at October 1, 2011

Align Technology, Inc.	Allied Healthcare Products, Inc.	Andover Medical, Inc.
Cardima, Inc.	Chad Therapeutics, Inc.	Creative Learning Corp.
Edwards Lifesciences Corp.	Exactech, Inc.	Golden Century Resources Ltd.
Hansen Medical, Inc.	Intuitive Surgical, Inc.	Invacare Corp.
Kinetic Concepts, Inc.	Lakeland Industries, Inc.	Mako Surgical Corp.
Mammatech Corp.	Medical Action Industries Inc.	Medical Solutions Management, Inc.
Milestone Scientific Inc.	Mine Safety Appliances Co.	Pathfinder Cell Therapy
Patient Safety Technologies, Inc.	PC Group Incorporated	Point Blank Solutions, Inc.
Quadra Projects Inc.	RTI Biologics, Inc.	Sharps Compliance Corp.
Steris Corp.	Symmetry Medical, Inc.	Synovis Life Technologies, Inc.
Winner Medical Group Inc.	Wound Management Technologies, Inc.	Wright Medical Group, Inc.
Zimmer Holdings, Inc.

Item 6.  Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2011	2010	2009	2008	2007 (1)
For the year:
Net sales	$52,578	$52,356	$55,867	$59,265	$60,544
Gross profit	18,144	19,421	20,208	20,395	20,951
Operating income	5,475	6,734	6,868	7,518	8,128
Income from continuing operations	3,699	4,506	4,705	4,919	5,505
Net income	3,699	4,506	4,684	4,869	2,874
Cash flow from operations	2,997	3,758	6,806	5,250	6,294
Capital expenditures for continuing
operations	191	271	355	692	1,009

Per share:
Income from continuing operations:
Basic	$1.33	$1.65	$1.72	$1.77	$2.02
Diluted	1.30	1.59	1.68	1.71	1.92
Net income:
Basic	$1.33	$1.65	$1.72	$1.76	$1.06
Diluted	1.30	1.59	1.67	1.70	1.00
Cash dividends declared (2)	0.42	1.40	0.36	0.34	5.30

(1) As restated to show the safety catheter segment as a discontinued operation. See Note 13 in Notes to Financial Statements.
(2) Cash dividends declared include special dividends of $1.00 per share in 2010 and $5.00 per share in 2007.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2011	2010	2009	2008	2007 (1)

At end of year:
Working capital	$15,312	$11,868	$10,858	$8,048	$7,447
Property and equipment - net	5,156	5,685	6,159	6,569	6,537
Total assets	30,596	27,212	26,835	24,113	23,838
Long term debt				700	3,700
Shareholders' equity	24,221	21,379	20,573	17,332	13,788
Book value per share	8.67	7.75	7.59	6.28	4.97
Number of employees from continuing operations	255	218	212	253	317

Key ratios:
Return on net sales (2)	7.0%	8.6%	8.4%	8.2%	4.7%
Return on average shareholders' equity (2)	16.2%	21.5%	24.7%	31.3%	15.0%
Return on average total assets (2)	12.8%	16.7%	18.4%	20.3%	10.5%
Current ratio	3.7	3.4	3.0	2.5	2.3

(1) As restated to show the safety catheter segment as a discontinued operation. See Note 13 in
Notes to Financial Statements.
(2) These "Return" ratios are calculated using net income as shown above, which includes losses from discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products.  Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments.  In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids® and Isch-Dish® products.  We also market the Risk Manager® bedside safety mat, which is manufactured to our specifications by a third-party supplier.  We license and market, but do not manufacture, Selan® skin care products.  In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market.  Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company.  We sell the industrial product line directly to our customers instead of using distributors.  Prior to fiscal year 2008, we had a third business unit engaged in the development, manufacture and sale of I.V. safety catheters.  We decided to exit the safety catheter business in October 2007.  Revenues and expenses related to the safety catheter business in fiscal year 2009 are shown in our financial statements as a discontinued operation.  We had no revenues or expenses directly related to the safety catheter business in fiscal years 2011 or 2010.

RESULTS OF OPERATIONS FISCAL 2011 VS. 2010

Summary
Total sales in fiscal 2011 were $52.6 million compared with $52.4 million in fiscal 2010. Medical sales decreased 2% to $34.7 million due primarily to lower sales of therapeutic support surfaces.  Custom products sales for fiscal 2011 increased 6% to $17.8 million due to higher sales of consumer bedding products compared with fiscal year 2010.  Net income for fiscal year 2011 declined 18% to $3.7 million, or $1.30 per diluted share, because of lower sales volume in the medical segment, a less profitable sales mix within our medical segment and our consumer product lines, increased raw material costs and higher administrative expenses.

Sales
Total sales in our core medical business decreased 2% to $34.7 million in fiscal 2011 compared with $35.6 million in fiscal 2010.  The decline was due to lower sales of therapeutic support surfaces, which were down by 4% to $21.3 million during fiscal 2011, compared with $22.2 million in fiscal 2010.  Therapeutic support surfaces, or mattresses, are our largest medical product line, making up 61% of our medical segment sales in fiscal 2011 and 62% in fiscal 2010.  We sell these products to long-term care facilities, home care dealers and hospitals throughout the United States and Canada.  Sales of therapeutic support surfaces declined in fiscal 2011 as a result of lower sales of our PressureGuard APM²® powered product line primarily due to weak economic conditions earlier in the fiscal year.  We experienced sales growth from PressureGuard Easy Air® products, our non-powered Geo-Mattress product line and the newly launched PressureGuard® Custom Care® support surfaces that partially offset the declines from other support surface product lines.

Performance in our other medical product lines included a 16% increase in sales of the Risk Manager bedside safety mat, which we introduced in fiscal 2009.  Sales of our Span-Aids patient positioners increased by 2% during fiscal 2011 compared with fiscal 2010.  Selan skin care sales declined 2% as did sales of seating products.  Sales of mattress overlays declined 9% during fiscal 2011.  Medical sales accounted for 66% of total net sales in fiscal year 2011 and 68% in fiscal year 2010.  We expect medical sales for fiscal 2012 to be higher than those of fiscal 2011.

Our custom products segment consists of bedding products for the consumer market and specialty foam products for the industrial market.  Sales in the custom products segment rose 6% during fiscal 2011 to $17.8 million from $16.8 million in fiscal 2010.  The sales growth came from an 8% sales increase in our consumer product lines, where sales were $14.8 million in fiscal 2011 compared with $13.8 million in fiscal 2010.  All of our consumer products are sold through our marketing and distribution partner, Louisville Bedding Company.  We expect consumer sales in fiscal 2012 to be higher than in fiscal 2011 primarily because of a special sales promotion with a retail customer taking place in the first quarter of fiscal 2012.

In the other part of the custom products segment, industrial sales remained level at $3.0 million in fiscal 2011 compared with fiscal 2010 as lower sales in the water sports market were mostly offset by higher sales in the automotive market.  We believe that industrial sales in fiscal 2012 will be higher than in fiscal 2011.

Gross Profit
Our gross profit decreased by 7% during fiscal 2011 to $18.1 million compared with $19.4 million in fiscal 2010.  Gross margin decreased to 34.5% for fiscal 2011 from 37.1% in fiscal 2010.  The decreases in gross profit and gross margin were caused by the following factors: (1) a decline in sales volume and a less profitable sales mix within the medical segment, (2) various raw material price increases during the last two quarters of fiscal 2011 and (3) a less profitable sales mix for the total company because of the combination of higher sales in the custom products segment and lower sales in the medical segment.  The custom products segment made up 34% of total net sales in this fiscal year compared with 32% in fiscal 2010.

We expect our gross profit in fiscal 2012 to be higher than in 2011.  However, our gross margin in fiscal 2012 could be lower than 2011 due to an expected shift in sales mix toward lower-margin consumer products.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased less than 1%, remaining at $8.7 million and 17% of net sales in both fiscal 2011 and fiscal 2010.  The increase occurred in the medical segment and was primarily the result of higher shipping costs.  We believe that total selling and marketing expenses for fiscal 2012 will increase over 2011 levels.

Total research and development expenses decreased 31% to $643,000 in fiscal 2011 compared with $938,000 in fiscal 2010.  The decrease was caused by the completion in late fiscal 2010 of several new-product development projects that involved contract services.  We incur almost all of our research and development expenses in the medical segment for the development of new products, new features of existing products and design improvements.  R&D expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.  We expect total R&D expenses in fiscal 2012 to be higher than 2011 levels.

General and administrative expenses increased 7% to $3.3 million in fiscal 2011 from $3.1 million in fiscal 2010.  The expense increase during fiscal 2011 resulted from mostly non-recurring professional fees and other fees related to our acquisition of MC Healthcare as previously discussed.  These increases were partially offset by lower incentive compensation expenses in fiscal 2011.  In addition, we had income of $33,000 in fiscal 2011 from the cash value of life insurance compared with $111,000 in fiscal 2010.  We expect administrative expenses for fiscal 2012 to be higher than those of fiscal 2011.

Operating Income
In the medical segment, operating income for fiscal 2011 declined by 19% to $4.7 million compared with $5.7 million in fiscal 2010.  The decrease occurred because medical sales declined and raw material costs increased compared with last fiscal year.

Operating income in the custom products segment decreased 7% to $1.5 million in fiscal 2011 compared with $1.6 million in fiscal 2010.  In spite of higher sales volume in the custom products segment, an increase in raw material costs and a less profitable sales mix among our consumer product lines caused the decline in operating income for the custom products segment.

Operating income for the total company declined 19% in fiscal 2011 to $5.5 million compared with $6.7 million in fiscal 2010.  The decline in operating income was caused primarily by lower sales volume in the medical segment and higher raw material costs.

Non-Operating Income
Investment and other income decreased by 64% to $19,000 in fiscal 2011 compared with $52,000 in fiscal 2010.  The decrease was caused by an $18,000 gain on the sale of assets in fiscal year 2010 that was not repeated in fiscal 2011 and lower interest income as a result of lower interest rates in 2011.  We expect non-operating income in fiscal 2012 to be lower than in fiscal 2011.

Interest Expense
We incurred no interest expense in fiscal 2011.  See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility.  On December 9, 2011 we borrowed $6,500,000 to finance a portion of the purchase price of the assets of MC Healthcare, so we expect to incur moderate interest expense in fiscal 2012.

Net Income and Dividends
Net income decreased 18% in fiscal 2011 to $3.7 million, or $1.30 per diluted share, compared with $4.5 million, or $1.59 per diluted share, in fiscal 2010.  The decline in earnings was caused primarily by lower sales volume in the medical segment, a less profitable sales mix among our consumer products, a less profitable overall sales mix, higher raw material costs in both the medical and custom products segments and higher administrative expenses.

During fiscal 2011, we paid dividends of $1.2 million, or 32% of net income for the year.   This amount consisted of two quarterly dividends of $0.10 per share and two quarterly dividends of $0.11 per share.

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

Sales
Total sales in our core medical business decreased 6% to $35.6 million in fiscal 2010 compared with $37.8 million in fiscal 2009.  The decline was due to lower sales of therapeutic support surfaces, which were down by 13% to $22.2 million during fiscal 2010, compared with $25.5 million in fiscal 2009.  Therapeutic support surfaces, or mattresses, made up 62% of our medical segment sales in fiscal 2010 and 67% in fiscal 2009.   Sales of therapeutic support surfaces declined in fiscal 2010 due to reduced demand for capital equipment goods among many of our customers and the previous expiration and subsequent wind down of a private label supply contract with Hill-Rom, which was previously disclosed.  Most of the fiscal 2010 decrease in support surface sales came from our PressureGuard® CFT® non-powered products and our PressureGuard APM²® powered products.

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

Gross Profit
Our gross profit decreased by 4% during fiscal 2010 to $19.4 million compared with $20.2 million in fiscal 2009.  The decrease was caused by lower sales volume and a less profitable sales mix within our consumer product lines.  Gross margin, however, increased to 37.1% for fiscal 2010 from 36.2% in fiscal 2009.  The increase in gross margin was the result of a more profitable sales mix in the medical segment, an increase in sales volume of industrial products and improved manufacturing efficiencies in the medical segment as a result of the implementation of lean manufacturing techniques during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

We generated cash flow from operations of $3.0 million during fiscal 2011, which represented a 20% decrease compared with cash flow from operations of $3.8 million in fiscal 2010.  The decrease in cash flow during 2011 was caused mostly by an increase in inventories during the fourth quarter of fiscal 2011 compared with fiscal 2010.  This increase was necessary to prepare for a large consumer products order that shipped in November 2011 and is not representative of the average level of inventory during the full year.

The main uses of cash provided by operations in fiscal 2011 were payment of dividends of $1.2 million and equipment purchases of $191,000.

Working capital increased by $3.4 million, or 29%, to $15.3 million during fiscal 2011.  The increase in working capital was primarily caused by the higher inventory balance discussed above.  In addition, our current ratio increased to 3.7 at fiscal year-end 2011 from 3.4 at fiscal year-end 2010.

Accounts receivable, net of allowances, decreased 11%, or $779,000, to $6.4 million at the end of fiscal 2011 compared with $7.1 million at the end of fiscal 2010.  The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, increased to 43.9 days in 2011 compared with 42.5 days in 2010.  The longer collection time was primarily the result of extended payment terms offered to several customers on a temporary basis in response to specific market circumstances.  All of our accounts receivable are unsecured.

Inventory, net of reserves, increased by $3.5 million, or 85%, to $7.7 million at fiscal year-end 2011 compared with $4.1 million at fiscal year-end 2010 as discussed above.  Most of the increase occurred in the category of consumer finished goods and was related to a large order that shipped in November 2011.  In addition, inventory of key components for our therapeutic support surfaces increased significantly during fiscal 2011 because inventory of those components was at an unusually low level at the end of fiscal 2010 as a result of a supplier problem.  By the end of fiscal 2011 inventory levels of therapeutic support surface components were at near-normal levels.  As a result of these inventory increases at year-end, inventory turns decreased to 5.8 times in fiscal 2011 compared with 8.2 times in fiscal 2010.  We expect total inventory in fiscal 2012 to be lower and inventory turns to increase compared with fiscal 2011 levels.

Our deferred income tax asset decreased by 30%, or $199,000, during fiscal 2011 to $468,000 from $667,000 due mostly to the write off for tax purposes of a portion of the Secure IV inventory, which was written off for book purposes in a prior fiscal year.

Prepaid expenses declined 30%, or $129,000, to $302,000 at October 1, 2011 from $431,000 at the end of fiscal 2010.  The decrease was the result of reductions in the expected refund of income taxes.

Net property and equipment decreased by $529,000, or 9%, during fiscal 2011.  The change resulted from the combination of $720,000 in depreciation expense offset by capital expenditures of $191,000.  We expect capital expenditure levels in fiscal 2012 to be higher than those of fiscal 2011.

Other assets decreased by 6%, or $158,000, to $2.6 million during fiscal 2011 compared with $2.8 million at fiscal year-end 2010 due to a decrease in deposits placed with raw material suppliers.  The decline was partially offset by an increase in the cash value of life insurance.

Our accounts payable increased by 38%, or $898,000, in fiscal 2011 to $3.2 million due primarily to an increase in raw material purchases in September 2011.  Accrued and sundry liabilities decreased by 10% during the year to $2.4 million compared with $2.6 million last year due mainly to lower levels of incentive compensation.

On December 9, 2011 we acquired substantially all of the assets of MC Healthcare,  a Beamsville, Ontario, Canada based company which manufactures hospital bed frames.  The acquisition was accounted for as a purchase.  The purchase price was approximately $9.3 million and included 100,000 shares of our common stock valued at approximately $1.4 million.  The cash portion of the purchase price was funded from existing cash reserves and funds available under our revolving credit line.

As of October 1, 2011, we had no borrowings under our existing revolving line of credit.  We believe that we were in compliance with the loan covenants as of October 1, 2011.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of MC Healthcare.  The maximum principal amount we can borrow at any one time under the loan agreement was temporarily increased to $13 million until March 30, 2012, at which time it will revert to $10 million.  The maturity date was extended to April 30, 2015.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The current margin is 110 basis points.  The margin in effect during fiscal 2009, the last time we incurred interest, was 85 basis points.  The interest rate, including the margin, at November 20, 2008, the last date at which interest expense was incurred, was 3.70%.  Interest-only payments are required monthly.  There are no unused line fees associated with the revolver until April 1, 2012 at which time there is a 25 basis point annual fee on any unused availability above $5 million payable quarterly.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our new subsidiary Span Medical Products Canada Inc.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures.  The credit facility also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us.  Violation of loan covenants could result in acceleration of the term of the agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  As of October 1, 2011, we had repurchased a total of 142,869 shares under the expanded program at an average price of $11.94 per share, representing a total investment of $1.7 million.  Considering these prior purchases, we are authorized to repurchase an additional 95,903 shares under the current program.  We intend to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2012 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at October 1, 2011 and the future periods in which such obligations are expected to be settled in cash.  For additional information regarding these obligations, see the referenced footnotes in the Notes to Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations - Note 20	$15	$6	$9	$-	$-
Purchase obligations - Note 21	3,620	730	1,460	1,430	-
Deferred compensation - Note 11	1,050	114	227	227	482
Total contractual obligations	$4,685	$850	$1,696	$1,657	$482

        On December 9, 2011, we borrowed $6,500,000 to finance a portion of the purchase price for the assets of MC Healthcare and our Canadian subsidiary entered into a 5-year lease of the facilities at which the MC Healthcare business is conducted with monthly rent of CDN $22,095.50 with an option to either purchase the facility at fair market value or to renew the lease for an additional 5 years with rent at the then current market rate.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a small to moderate factor for our operations in fiscal 2012.  During the first two quarters of fiscal 2011, we experienced relatively small price increases in several of our lower-volume raw materials, which had minimal impact on our profitability.  However, in June and July of 2011, we experienced additional price increases for most of our foam raw materials, which had a larger impact on our profitability.  In the medical segment, we expect the recent raw material cost increases to lower our gross margin during the next several quarters because our distribution agreements with several large medical customers require certain minimum notice periods before sales prices can be increased.  As a result of these contractual arrangements in the medical segment, there is often a lag between the time we receive raw material cost increases and the time we can increase a portion of our medical sales prices.  For both the medical and custom products segments, we will work to reduce the impact of raw material cost increases through a combination of actions targeted at preserving our margins.  However, we can give no assurance that we will be able to offset current or future cost increases, and the failure to do so could negatively affect our profitability.

The cost of polyurethane foam is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including supply availability of chemicals used in the foam manufacturing process, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, even though we expect inflation to be a small to moderate factor for our operations in fiscal 2012, it is difficult for us to accurately predict the impact that inflation might have on our operations.

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

Allowance for Doubtful Accounts
Credit evaluations are undertaken to set credit limits for all customers.  We regularly evaluate past-due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts.  Customer financial conditions may change and increase the risk of non-collectability and may require additional provisions, which would negatively impact our operating results.  As of October 1, 2011 and October 2, 2010 our provision for doubtful accounts was $150,000.  This represented approximately 2.4% of total accounts receivable at fiscal year-end 2011 as compared to 2.1% of total accounts receivable at fiscal year-end 2010.

Reserve for Obsolete and Excess Inventories
We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production.  Actual demand may differ from our estimate, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.  As of October 1, 2011, our provision for excess and obsolete inventory represented approximately 3.2% of total inventories, or $245,000.  This compares with $326,000, or 7.9%, of total inventories at fiscal year-end 2010.  The decline in our inventory reserve in both dollars and percent was caused by the sale or disposal of obsolete inventory during fiscal 2011 and the increase in inventory level at October 1, 2011 related to a promotional consumer order.

Warranty Obligations
We warrant certain of our products for specific periods of time against manufacturing or performance defects.  We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized.  The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts.  The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs.  Actual warranty cost could differ from these estimated amounts.  In addition, we receive warranties from certain suppliers of key components of our products, and we rely on these suppliers to replace or provide credit for their defective goods that might be used in our products.  Such replacements or credits reduce our direct warranty costs.  If our suppliers failed to honor their warranties, our warranty cost could increase.  On a quarterly basis, we review the accrued balances and update the historical warranty cost trends.  If our estimated warranty costs were too low, we would be required to accrue additional warranty cost in the future, which would negatively affect our operating results.  Our actual warranty expense was approximately $493,000 in fiscal 2011, $407,000 in fiscal 2010, and $392,000 in fiscal 2009.  Our accrued warranty costs at October 1, 2011, were $480,000.  See Note 9 in the Notes to Financial Statements for more information on product warranties.

Impairment of Goodwill
The assets of our medical business include a significant amount of goodwill.  We evaluate goodwill in our medical business unit for impairment at least annually or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit.  For fiscal year-end 2011, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required.  In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results.  As of October 1, 2011, the carrying value of goodwill was $1.9 million.

Impairment of Long-Lived Assets
“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value.  We evaluate long-lived assets for potential impairment whenever events occur or circumstances indicate that the carrying amount of the assets may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized.  Accordingly, we recorded an impairment charge of $2.9 million in September of 2007, which eliminated 100% of the book value of the safety catheter assets.  We have attempted to sell the assets related to the safety catheter business, but our efforts so far have been unsuccessful.  Proceeds from a future sale of these assets, if any, will be recorded as a gain on the disposition of assets from discontinued operations.  (See Note 13 in the Notes to Financial Statements.)

Present Value of Deferred Compensation
We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 11 “Deferred Compensation” in the Notes to Financial Statements.  This obligation can be funded from internally generated cash or from the cash value of company-owned life insurance policies, which had a value of $1.9 million at October 1, 2011.  See Item 7A below and Notes 7 and 11 in the Notes to Financial Statements for more information on deferred compensation and the cash value of life insurance.  We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife.  In calculating this present value we used a discount rate of 8%, which is an estimate of the effective long-term rate of return on the portfolio.  If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results.  As of October 1, 2011, we had recorded a deferred compensation liability of approximately $723,000, including current and long-term portions.  If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $36,000 and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk in three areas: our short-term investments, cash value of life insurance, and our credit facility.  As of October 1, 2011, we had short-term investments of $4.0 million, which were classified as available for sale.  These short-term investments are high quality, highly liquid corporate commercial paper and bonds known as “variable rate demand notes” or “low floaters.”  The bonds are issued by municipalities or companies and are backed by letters of credit from federally insured banks.  The bonds carry the credit rating of the underlying bank.  The interest rate on the bonds is a floating rate which is reset weekly or monthly, depending on the issue, by the re-marketing agent based on market rates for comparable securities or through an auction process.  We can liquidate the bonds at any time with a settlement date of seven days after the trade date.  Using the level of securities available for sale at fiscal year-end 2011, a 100 basis point increase or decrease in interest rates for one year would increase or decrease pre-tax earnings by approximately $40,000.  The effect of a 100 basis point increase or decrease in interest rates will vary from period to period with the dollar amount invested in our low floater portfolio.

Other assets at October 1, 2011 included $1.9 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  See “Present Value of Deferred Compensation” above.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the fiscal year ended October 1, 2011, cash value of life insurance increased by less than 1%, creating after-tax income of approximately $32,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  Interest is payable monthly.  There is an unused commitment fee associated with the line of credit beginning April 1, 2012 at 25 basis points annual fee on any unused availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility.  The degree of impact would vary depending on the level of the borrowings.  We repaid the outstanding balance of our long-term debt during the first quarter of fiscal year 2009 and had no outstanding balance as of October 1, 2011.  However on December 9, 2011, we borrowed $6,500,000 to finance a portion of the purchase price for the acquisition of the assets of MC Healthcare.  If the outstanding balance remains at this level for a year, an increase or decrease of 100 basis points in the interest rate on our line of credit would increase or decrease our annual interest expense by $65,000.

In addition, as a result of the MC Healthcare acquisition, we will manufacture and sell products in the U.S. and Canada.  Revenues and costs will be incurred in both U.S. and Canadian dollars.  We will therefore be subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  These foreign exchange gains or losses could have a material effect on our results of operations.

Item 8.  Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Financial Statements

October 1, 2011

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Span-America Medical Systems, Inc. as of October 1, 2011 and October 2, 2010 and the related statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended October 1, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of October 1, 2011 and October 2, 2010 and the results of its operations and its cash flows for each of the years in the three year period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina
December 29, 2011

Statements of Income

	Years Ended
	October 1,	October 2,	October 3,
	2011	2010	2009

Net sales	$52,578,372	$52,355,662	$55,867,104
Cost of goods sold	34,433,918	32,934,427	35,658,795
Gross profit	18,144,454	19,421,235	20,208,309

Selling and marketing expenses	8,737,103	8,672,544	9,038,123
Research and development expenses	643,433	937,865	866,179
General and administrative expenses	3,288,745	3,076,805	3,436,114
	12,669,281	12,687,214	13,340,416

Operating income	5,475,173	6,734,021	6,867,893

Non-operating income and expense:
Investment income and other	18,893	52,194	28,934
Interest expense	-	-	(4,174)
Net non-operating income	18,893	52,194	24,760

Income from continuing operations before income taxes	5,494,066	6,786,215	6,892,653
Income taxes on continuing operations - Note 14	1,795,000	2,280,000	2,188,000
Income from continuing operations	3,699,066	4,506,215	4,704,653

Loss from discontinued operations, net of income tax benefit of $11,000 - Note 13	-	-	(20,622)
Net income	$3,699,066	$4,506,215	$4,684,031

Earnings per share of common stock - Note 15
Income from continuing operations:
Basic	$1.33	$1.65	$1.72
Diluted	$1.30	$1.59	$1.68

Loss from discontinued operations:
Basic	n/a	n/a	$(0.01)
Diluted	n/a	n/a	n/a

Net income:
Basic	$1.33	$1.65	$1.72
Diluted	$1.30	$1.59	$1.67

Dividends per share of common stock (1)	$0.42	$1.40	$0.36

Weighted average shares outstanding:
Basic	2,777,820	2,737,790	2,730,426
Diluted	2,839,292	2,841,133	2,803,625

The accompanying notes are an integral part of these financial statements.

(1)  Dividends per share for fiscal year 2010 include a special dividend of $1.00 per share paid on June 4, 2010.

Balance Sheets

	October 1,	October 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,124,406	$781,195
Securities available for sale - Note 3	4,001,831	3,701,511
Accounts receivable, net of allowances of $150,000 (2011 and 2010)	6,350,360	7,129,352
Inventories - Note 4	7,669,741	4,135,379
Deferred income taxes - Note 14	468,000	667,000
Prepaid expenses	302,310	430,935
Total current assets	20,916,648	16,845,372

Property and equipment, net - Note 5	5,155,528	5,684,797
Goodwill - Note 6	1,924,131	1,924,131
Other assets - Note 7	2,599,693	2,757,888
	$30,596,000	$27,212,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,233,597	$2,335,633
Accrued and sundry liabilities - Note 8	2,371,288	2,641,348
Total current liabilities	5,604,885	4,976,981

Deferred income taxes - Note 14	161,000	196,000
Deferred compensation - Note 11	608,992	660,618
Total long-term liabilities	769,992	856,618

Total liabilities	6,374,877	5,833,599

Commitments and contingencies - Notes 20 and 21

Shareholders' equity - Note 12
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,794,509 (2011) and 2,757,464 (2010)	1,111,706	870,946
Additional paid-in capital	765,988	696,491
Retained earnings	22,343,429	19,811,152
Total shareholders' equity	24,221,123	21,378,589

	$30,596,000	$27,212,188

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at September 27, 2008	2,759,077	$1,308,847	$563,304	$15,460,314	$17,332,465

Net income for the 2009 fiscal year				4,684,031	4,684,031
Common stock issued to Directors	8,500	73,907			73,907
Common stock issued on exercise of stock options	1,265	13,491			13,491
Stock repurchase	(56,532)	(603,779)			(603,779)
Stock option compensation expense			56,156		56,156
Cash dividends paid or declared ($0.36 per share)				(982,931)	(982,931)
Balance at October 3, 2009	2,712,310	792,466	619,460	19,161,414	20,573,340

Net income for the 2010 fiscal year				4,506,215	4,506,215
Common stock issued to Directors	8,500	136,085			136,085
Common stock issued on exercise of stock options	58,130	288,629			288,629
Stock repurchase	(21,476)	(346,234)			(346,234)
Stock option compensation expense			18,936		18,936
Tax benefits for stock options exercised			58,095		58,095
Cash dividends paid or declared ($1.40 per share) (1)				(3,856,477)	(3,856,477)
Balance at October 2, 2010	2,757,464	870,946	696,491	19,811,152	21,378,589

Net income for the 2011 fiscal year				3,699,066	3,699,066
Common stock issued to Directors	8,500	128,945			128,945
Common stock issued on exercise of stock options	29,145	120,107			120,107
Stock repurchase	(600)	(8,292)			(8,292)
Stock option compensation expense			69,497		69,497
Cash dividends paid or declared ($.42 per share)				(1,166,789)	(1,166,789)
Balance at October 1, 2011	2,794,509	$1,111,706	$765,988	$22,343,429	$24,221,123

The accompanying notes are an integral part of these financial statements.

(1)  Dividends per share for fiscal year 2010 include a special dividend of $1.00 per share paid on June 4, 2010.

Statements of Cash Flows

	Years Ended
	October 1,	October 2,	October 3,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$3,699,066	$4,506,215	$4,684,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	720,478	743,158	764,194
Amortization	89,218	70,133	85,801
Provision for losses on accounts receivable	36,936	26,868	(54,202)
Provision (Benefit) for deferred income taxes	164,000	455,095	(230,000)
Gain on sale and disposal of property and equipment	-	(17,902)	(11,367)
(Increase) Decrease in cash value of life insurance	(11,848)	(106,807)	17,395
Deferred compensation	(51,626)	(47,803)	(44,263)
Stock compensation expense	69,497	18,936	56,156
Changes in operating assets and liabilities:
Accounts receivable	741,736	(848,462)	1,516,299
Inventories	(3,534,362)	(226,061)	81,681
Prepaid expenses and other assets	441,060	(375,195)	(208,265)
Accounts payable and accrued and sundry liabilities	633,221	(440,590)	148,339
Net cash provided by operating activities	2,997,376	3,757,585	6,805,799

INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,760,000)	(1,700,000)	(3,700,000)
Proceeds from sale of securities available for sale	2,460,000	1,700,000	-
Purchases of property and equipment	(191,209)	(270,576)	(355,144)
Proceeds from sale of property and equipment	-	19,500	12,431
Payments for other assets	(102,665)	(68,957)	(52,383)
Net cash used for investing activities	(593,874)	(320,033)	(4,095,096)

FINANCING ACTIVITIES:
Dividends paid	(1,166,789)	(3,856,477)	(982,931)
Repayment of long-term debt	-	-	(700,000)
Purchase and retirement of common stock	(8,292)	(346,234)	(603,779)
Proceeds from exercise of options for common stock	114,790	282,410	6,237
Net cash used for financing activities	(1,060,291)	(3,920,301)	(2,280,473)

Increase (Decrease) in cash and cash equivalents	1,343,211	(482,749)	430,230
Cash and cash equivalents at beginning of year	781,195	1,263,944	833,714
Cash and cash equivalents at end of year	$2,124,406	$781,195	$1,263,944

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
October 1, 2011

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”) manufactures and distributes therapeutic support surfaces, mattress overlays, patient positioners, seating cushions, skin care products and fall prevention products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada.

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

Intangibles
Intangible assets are amortized using the straight-line method.  Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years.  Goodwill, or costs in excess of the fair value of net assets, was acquired from two separate acquisitions.  Accumulated amortization of intangible assets at October 1, 2011 and October 2, 2010 was approximately $2,663,000 and $2,599,000, respectively.  We annually review the recoverability of the carrying value of these assets.  We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Revenue Recognition
We recognize revenue when goods are shipped and title passes to the customer.  There are no customer acceptance provisions, and the right to return exists only in cases of damaged product, non-compliance with customer specifications or warranty claims.  Taxes collected from customers and remitted to government authorities are recorded on a net basis (excluded from revenues).

We have applied the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104.

Advertising Costs
Advertising costs are expensed as incurred.

Shipping and Handling Costs
Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $1,966,000 in 2011, $1,784,000 in 2010, and $1,715,000 in 2009.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011 and 2009, respectively:  risk-free interest rates of 2.54% and between 1.99% and 2.72%; dividend yields of 2.5% and 3.2%; volatility factors of the expected market price of our common stock of 43.02% and between 43.8% and 44.4%; and a weighted average expected life of the options of 9.0  and 8.2 years.  No options were granted during fiscal year 2010.

Fiscal Year
Our fiscal year ends on the Saturday nearest to September 30.  Fiscal years 2011 and 2010 were 52-week years.  Fiscal year 2009 was a 53-week year.  Fiscal year 2012 will be a 52-week year.

Income Taxes
The liability method is used in accounting for federal and state income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are projected to be in effect when the differences are expected to reverse.

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

Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 29, 2011, the date the financial statements were issued.

2.    ACQUISITION SUBSEQUENT TO YEAR END (Unaudited)

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. (MCHP) for CDN $8.0 million cash (US $7,881,773 at the U.S. dollar/Canadian dollar exchange rate quoted in the Wall Street Journal on December 9, 2011) plus 100,000 shares of Span-America common stock.  MCHP manufactures hospital bed frames and related products.  The purchase price is subject to certain working capital adjustments as set forth in the acquisition agreement. We funded the acquisition through a combination of cash on hand and proceeds from a renewal of our $10 million revolving credit facility that includes a temporary line-of-credit increase from $10 million to $13 million. See Note 10.  The assets purchased consist primarily of accounts receivable, inventory, manufacturing equipment and intellectual property.  Liabilities assumed consist primarily of accounts payable and accruals incurred in the normal course of business prior to the acquisition date.  The transaction is expected to result in goodwill of approximately CDN $6.5 million (approximately US $6.4 million at the U.S. dollar/Canadian dollar exchange rate quoted in the Wall Street Journal on December 9, 2011).  We will operate MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (Span-Canada), which is a newly formed British Columbia corporation and wholly-owned subsidiary of Span-America Medical Systems, Inc.  Span-Canada will operate the business from MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement with an option to buy or continue the lease at the end of the lease term.  See Note 20.  Span-Canada will offer continued employment to all 54 current MCHP employees under substantially the same terms and conditions as they are currently employed, with the exception of the president and majority shareholder who is retiring.  MCHP’s manufacturing employees are represented by the Sheet Metal Workers’ International Association, Local Union #540.  Span-Canada, by operation of Canadian labor law, assumed MCHP’s responsibilities under its collective agreement with the union and is the successor employer for purposes of that agreement.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for the fair value measurements for financial assets and liabilities measured on a recurring basis as required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC). This guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Cash value of life insurance policy:  Valued at the cash surrender value of the life insurance policy as of the last business day of the fiscal year, as determined by the issuer of the insurance policy, which approximates fair value.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of October 1, 2011 and October 2, 2010 grouped by the categories described above:

		Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policy	2011	$1,939,129		$1,939,129
	2010	$1,927,281		$1,927,281

Securities available for sale	2011	$4,001,831	$4,001,831
	2010	$3,701,511	$3,701,511

Securities available for sale at October 1, 2011 were variable rate demand notes with contractual maturities ranging from 2018 to 2029.  We had no significant unrealized holding gains or losses during fiscal years 2011, 2010 or 2009.

4.  INVENTORIES

	2011	2010
Raw materials	$4,441,707	$3,179,836
Finished goods	3,473,034	1,281,543
Reserve for obsolescence	(245,000)	(326,000)
	$7,669,741	$4,135,379

5.  PROPERTY AND EQUIPMENT

	2011	2010
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,889,699	6,821,343
Machinery and equipment	7,094,089	6,972,197
Furniture and fixtures	487,775	487,775
Automobiles	9,520	9,520
	15,437,499	15,247,251
Less accumulated depreciation	10,281,971	9,562,454
	$5,155,528	$5,684,797

6.  GOODWILL AND OTHER INTANGIBLES

As of October 1, 2011 and October 2, 2010, we had goodwill of $1,924,131.  In addition, we had patents and trademarks (net of accumulated amortization) of $310,289 as of October 1, 2011 and $301,842 as of October 2, 2010.  The goodwill is associated with the medical segment, and the patents and trademarks are associated with the medical and custom products segments.  Goodwill has an indefinite useful life.  The useful lives of individual patents and trademarks have been reviewed, and no material changes were required.

Amortization expense for patents and trademarks from continuing operations during fiscal years 2011, 2010, and 2009 was $64,218, $60,132, and $75,801, respectively.  Estimated amortization expense for the next five fiscal years based on existing patents and trademarks is as follows:

Estimated
Amortization
Fiscal years	Expense
2012	$62,338
2013	34,277
2014	31,413
2015	28,243
2016	23,797

7.  OTHER ASSETS

	2011	2010
Patents and trademarks, net of accumulated amortization
of $1,635,243 (2011) and $1,571,025 (2010)	$310,289	$301,842
Cash value of life insurance policies - Note 3	1,939,129	1,927,281
Other	350,275	528,765
	$2,599,693	$2,757,888

8.  ACCRUED AND SUNDRY LIABILITIES

	2011	2010
Salaries and other compensation	$871,480	$1,154,995
Federal and state income taxes and sales taxes	23,203	27,796
Payroll taxes accrued and withheld	94,648	105,760
Property taxes	154,577	175,500
Medical insurance	325,070	203,645
Warranty reserve - Note 9	480,000	570,000
Customer rebates	332,486	287,468
Other	89,824	116,184
	$2,371,288	$2,641,348

9.  PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products as a result of defects in material or workmanship during the warranty period at no cost to the customer.  At the time revenue is recognized for covered products, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the years ended October 1, 2011 and October 2, 2010 are as follows:

	2011	2010
Accrued liability at beginning of year	$570,000	$461,721
Increases in reserve	402,875	515,642
Expenses	(492,875)	(407,363)
Accrued liability at end of year	$480,000	$570,000

10.  REVOLVING CREDIT FACILITY

 We have a revolving credit facility from a bank, which we amended and restated on December 9, 2011 in connection with our acquisition of the assets of MC Healthcare.  The maximum principal amount we can borrow at any one time under the loan agreement is $13,000,000 until March 30, 2012, at which time the maximum principal amount is reduced to $10,000,000.  The maturity date is April 30, 2015.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the credit agreement).  The current margin is 110 basis points.  The margin in effect during fiscal 2009, the last time we incurred interest, was 85 basis points.  The interest rate, including the margin, at November 20, 2008, the last date at which interest expense was incurred, was 3.70%.  Interest-only payments are required monthly.  There are no unused line fees associated with the revolver until April 1, 2012 at which time a 25-basis-point annual fee, payable quarterly, on any unused availability above $5,000,000 is due.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our new wholly-owned subsidiary, Span Medical Products Canada Inc.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any.  As an exception to the restriction noted above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, there is no restriction on our new subsidiary’s ability to pay dividends or make distributions to us.  Violation of loan covenants could result in acceleration of the term of the credit agreement.

We incurred no interest expense in 2011 and 2010 and paid interest expense of approximately $4,000 in 2009.  On December 9, 2011, we borrowed $6.5 million to finance a portion of the purchase price for the assets of MC Healthcare.

11.  DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer pursuant to a retirement agreement.  The payments will be made for the longer of the executive’s remaining life or his ex-wife’s remaining life, if she survives him.  We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife.  We recognized expenses of approximately $62,000 in 2011, $66,000 in 2010, and $69,000 in 2009, related to this agreement.  An 8% discount rate was used in measuring the present value of our deferred compensation obligation.

12.  EQUITY COMPENSATION

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

Shown below is a summary of activity under the Company’s three stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 9/27/08	250,000	190,770	$6.57	189,802	$6.55

Fiscal Year 2009
Granted	(22,500)	22,500	9.34
Exercised		(645)	9.67
Forfeited		(1,289)	9.88
Balance at 10/3/09	227,500	211,336	6.83	200,336	6.69

Fiscal Year 2010
Granted
Exercised		(57,547)	4.91
Forfeited		(2,582)	10.52
Balance at 10/2/10	227,500	151,207	7.50	148,207	7.46

Fiscal Year 2011
Granted	(37,000)	37,000	14.90
Exercised		(28,645)	4.01
Forfeited
Balance at 10/1/11	190,500	159,562	$9.84	130,962	$8.74

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2011.

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Ranges of Exercise	Number of	Ex. Price	Contract	Number of	Ex. Price
Prices	Shares	Per Share	Life (yrs)	Shares	Per Share
$ 4.30 - $ 6.18	39,385	$5.44	1.0	39,385	$5.44
9.18 - 9.67	62,846	9.41	5.2	62,846	9.41
10.52 - 14.90	57,331	13.35	6.7	28,731	11.80
$ 4.30 - $14.90	159,562	$9.84	4.7	130,962	$8.74

The total compensation cost related to non-vested awards not yet recognized at October 1, 2011 was approximately $164,000.

The Board of Directors adopted a stock purchase incentive plan in February 2000.  The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock.  Plan benefits are paid in shares of Company common stock.  Benefits earned and accrued under the plan were $5,318 in 2011, $7,788 in 2010, and $3,749 in 2009.  We issued stock valued at $5,318 in 2011, leaving a vested balance of $5,318 at October 1, 2011.  The plan expired by its terms in February 2010.

13.  IMPAIRMENT OF SAFETY CATHETER ASSETS

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

14.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of October 1, 2011 and October 2, 2010 are as follows:

	2011	2010
Deferred tax liabilities:
Depreciation	$(376,000)	$(444,000)

Deferred tax assets:
Deferred compensation	213,000	231,000
Accrued expenses	299,000	382,000
Inventory	160,000	277,000
Amortization	4,000	16,000
Other	7,000	9,000
Total deferred tax assets	683,000	915,000
Net deferred tax assets	$307,000	$471,000

We made cash income tax payments, net of refunds, of approximately $1,514,000, $2,592,000, and $2,039,000, in fiscal years 2011, 2010, and 2009, respectively.

Federal and state income tax provisions consist of the following:

	2011	2010	2009
Current:
Federal	$1,576,000	$1,803,000	$2,267,000
State	55,000	80,000	140,000
	1,631,000	1,883,000	2,407,000
Deferred:
Federal	158,000	383,000	(218,000)
State	6,000	14,000	(12,000)
	164,000	397,000	(230,000)
Income tax expense	$1,795,000	$2,280,000	$2,177,000

Income tax expense differs from the amounts computed by applying the federal tax rate to income before income taxes as follows:

	2011	2010	2009
Computed tax at the statutory rate	$1,882,000	$2,306,000	$2,333,000
Increases (decreases):
State income taxes, net of federal tax benefit	40,000	62,000	84,000
Officer's life insurance	(11,000)	(38,000)	9,000
Domestic production deduction	(156,000)	(115,000)	(151,000)
Other, net	40,000	65,000	(98,000)
Income tax expense	$1,795,000	$2,280,000	$2,177,000

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of October 1, 2011 and October 2, 2010.

We file income tax returns in the U.S. federal and various state and local jurisdictions.  While we do business in some other countries, we did not maintain a foreign presence that would subject us to foreign income taxes until after October 1, 2011.  In the normal course of business, we are subject to examination by taxing authorities.  We do not expect to be subject to U.S. federal or state and local income tax examinations by tax authorities in filing jurisdictions for the years before tax year 2006.

15.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2011	2010	2009
Numerator for basic and diluted
earnings per share:
Income from continuing operations	$3,699,066	$4,506,215	$4,704,653
Loss from discontinued operations,
net of income taxes	-	-	(20,622)
Net income	$3,699,066	$4,506,215	$4,684,031

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,777,820	2,737,790	2,730,426
Effect of dilutive securities:
Employee stock options	61,472	103,343	73,199
Denominator for diluted earnings per share:
Adjusted weighted average shares
and assumed conversions	2,839,292	2,841,133	2,803,625

Income from continuing operations per share:
Basic	$1.33	$1.65	$1.72
Diluted	$1.30	$1.59	$1.68

Loss from discontinued operations per share:
Basic	n/a	n/a	$(0.01)
Diluted	n/a	n/a	n/a

Net income per share:
Basic	$1.33	$1.65	$1.72
Diluted	$1.30	$1.59	$1.67

16.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements.  We match a percentage of employee contributions, with certain limitations.  Our 401(k) matching contributions amounted to approximately $175,000, $184,000, and $172,000 for the 2011, 2010, and 2009 fiscal years, respectively.

17.  RELATED-PARTY TRANSACTIONS

We had no related-party transactions during any year in the three-year period ended October 1, 2011.

18.  MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and long-term care facilities throughout the United States and Canada.  Sales generated by one of these distributors amounted to approximately 9% of net sales in 2011 and 2010 and 12% of net sales in 2009.

We have a business relationship with another customer to distribute certain of our consumer products.  Sales to this customer amounted to 28% of net sales in 2011 and 26% of net sales in 2010 and 2009.

See Note 19 for further information about sales to major customers.

19.  OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments:  medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.  The following table summarizes certain information on industry segments:

	2011	2010	2009
Net sales:
Medical	$34,741,164	$35,572,689	$37,813,756
Custom products	17,837,208	16,782,973	18,053,348
Total	$52,578,372	$52,355,662	$55,867,104

Operating profit:
Medical	$4,666,538	$5,742,600	$5,586,679
Custom products	1,518,916	1,628,106	2,129,488
Total	6,185,454	7,370,706	7,716,167

Corporate expense	(710,281)	(636,685)	(848,274)
Other income	18,893	52,194	24,760
Income from continuing operations
before income taxes	$5,494,066	$6,786,215	$6,892,653

Identifiable assets:
Medical	$15,209,839	$14,439,795	$14,153,908
Custom products	7,097,568	6,016,135	5,887,425
Corporate	8,288,593	6,756,258	6,793,218
	$30,596,000	$27,212,188	$26,834,551

Depreciation and amortization expenses:
Operating:
Medical	$529,050	$533,184	$564,184
Custom products	280,381	279,636	285,271
Corporate	265	471	540
	$809,696	$813,291	$849,995

Capital expenditures:
Medical	$159,527	$252,985	$240,771
Custom products	31,682	17,591	114,373
	$191,209	$270,576	$355,144

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

We have several customers whose sales represent significant portions of sales in their respective business segments.  In the medical segment, sales to the top four distributors represented 51% of net medical sales in 2011 and 45% in 2010 and 2009.  In the custom products segment, sales to one customer accounted for 83% of net custom products sales in 2011, 82% in 2010, and 79% in 2009.

Net export sales, including both the medical and custom products segments, were approximately $1,857,000 in 2011, $1,616,000 in 2010, and $2,420,000 in 2009 and were primarily to Canada.  We had no physical assets in Canada or any other foreign country as of October 1, 2011.  See Note 2.

20.  OPERATING LEASES

We lease truck equipment in South Carolina.  In addition, we lease a 15,000 square foot distribution facility in Utah for $6,750 a month.  The Utah facility lease is cancellable by either party with 60 days notice.  Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $138,000 in 2011, $108,000 in 2010, and $102,000 in 2009.

In connection with our acquisition of MC Healthcare on December 9, 2011, we signed a 5-year commitment to lease the facility in which the acquired business is located in Beamsville, Ontario, Canada at CDN $265,000 per year (approximately US $260,000 at the exchange rate quoted in the Wall Street Journal on December 9, 2011) with an option to buy the property or renew the lease for an additional 5 years.

21.  COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year from 2012 through 2015.  For the fiscal years ended 2011, 2010 and 2009, purchases under this commitment were $816,000, $832,000, and $745,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

22.  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are shown in the following table.
Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2011
Net sales	$11,707	$13,454	$13,695	$13,722	$52,578
Gross profit	3,999	4,780	4,720	4,646	18,144
Operating income	1,065	1,576	1,533	1,301	5,475
Net income	717	1,050	1,022	910	3,699
Earnings per share
Basic	0.26	0.38	0.37	0.33	1.33
Diluted	0.25	0.37	0.36	0.32	1.30

For Fiscal 2010
Net sales	$12,249	$13,141	$13,162	$13,804	$52,356
Gross profit	4,686	5,109	4,710	4,916	19,421
Operating income	1,670	1,845	1,386	1,833	6,734
Net income	1,129	1,241	945	1,191	4,506
Earnings per share
Basic	0.42	0.45	0.34	0.43	1.65
Diluted	0.40	0.44	0.33	0.42	1.59

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The management of Span-America is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Span-America’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Span-America’s assets that could have a material adverse effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of October 1, 2011.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of October 1, 2011, our internal control over financial reporting is effective.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2011 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2011 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2011 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of October 1, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	159,562	$9.84	191,250
Equity compensation plans not approved by security holders	0	0	0
Total	159,562	$9.84	191,250

For additional information on our stock option plans, see Note 12 in the Notes to Financial Statements for the year ended October 1, 2011.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2011 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2011 fiscal year under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

                 (a) (1) Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Financial Statements and Supplementary Data, beginning on page 36.

                      (2) Financial Statement Schedules

The response to this portion of Item 15 is submitted below under Item 15(c).

                      (3) Listing of Exhibits

2.1
Asset Purchase Agreement dated December 9, 2011 by and among the Company, Span Medical Products Canada Inc., M.C. Healthcare Products Inc., Thompson Contract Supply Company Limited and Ralph Thompson: Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.  Schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A list of schedules and exhibits is set forth at the end of the table of contents in the Asset Purchase Agreement.  The Company will furnish the Commission with a copy of any such schedule or exhibit supplementally upon request.

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

10.15*
Severance Protection Agreement between the Company and Erick C. Herlong dated December 1, 2008:  Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009 (the “2009 10-K”), Commission File No. 0-11392.

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

10.18
Amended & Restated Loan Agreement dated December 9, 2011 by and between the Company and TD Bank: Incorporated by reference to Exhibit 10.1.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.18.1
Amended & Restated Revolving Note (Increase with Stepdown) dated December 9, 2011 with the Company as Borrower and TD Bank as Lender: Incorporated by reference to Exhibit 10.1.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.18.2
Unlimited Guaranty dated December 9, 2011 of Span Medical Products Canada Inc. to TD Bank: Incorporated by reference to Exhibit 10.1.3 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.18.3
Negative Pledge Agreement dated December 9, 2011 of the Company to TD Bank: Incorporated by reference to Exhibit 10.1.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19
Lease dated December 9, 2011 between Span Medical Products Canada Inc. and Thompson Contract Supply Company Limited: Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.20.1
Non-Competition Agreement dated December 9, 2011 by and between the Company and M.C. Healthcare Products Inc.: Incorporated by reference to Exhibit 10.3.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.20.2
Non-Competition Agreement dated December 9, 2011 by and between the Company and Thompson Contract Supply Company Limited: Incorporated by reference to Exhibit 10.3.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.20.3
Non-Competition Agreement dated December 9, 2011 by and between the Company and Ralph Thompson: Incorporated by reference to Exhibit 10.3.3 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.20.4
Non-Competition Agreement dated December 9, 2011 by and between the Company and William Thompson: Incorporated by reference to Exhibit 10.3.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.21
Collective Agreement effective November 1, 2006 to October 31, 2012 between Span Medical Products Canada Inc., as successor by operation of law to M.C. Healthcare Products Inc., and Sheet Metal Workers’ International Association, Local Union 540: Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.22
License and Distribution Agreement with P.J. Noyes Company, Inc.  Confidential treatment has been requested for this exhibit.  Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, Commission File No. 0-11392.  Portions of this exhibit have been redacted, and the redacted portions have been separately filed with the Securities and Exchange Commission.

23.1                      Consent of Elliott Davis, LLC.

31.1                      Officer Certifications Pursuant to Section 302.

32.1                      Officer Certifications Pursuant to Section 906.

101.INS**            XBRL Instance

101.SCH**           XBRL Taxonomy Extension Schema

101.CAL**           XBRL Taxonomy Extension Calculation

101.DEF**           XBRL Taxonomy Extension Definition

101.LAB**           XBRL Taxonomy Extension Labels

101.PRE**            XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.

**
 XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Secrities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securitires Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)  Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

COL. A	COL. B	COL C.	COL. D		COL. E
		ADDITIONS
		(1)
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions-		End of
Description	Period	Expenses	Describe		Period
Year Ended October 1, 2011
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$36,900	$36,900	(a)	$150,000
Reserve for obsolete inventory	$326,000	$(46,000)	$35,000	(b)	$245,000

Year Ended October 2, 2010
Deducted from asset accounts:
Reserve for uncollectible accounts	$155,000	$26,900	$31,900	(a)	$150,000
Reserve for obsolete inventory	$340,000	$28,000	$42,000	(b)	$326,000

Year Ended October 3, 2009
Deducted from asset accounts:
Reserve for uncollectible accounts	$235,000	$(54,200)	$25,800	(a)	$155,000
Reserve for obsolete inventory	$222,000	$135,700	$17,700	(b)	$340,000

(a) Uncollectible accounts written off.
(b) Inventory disposed of.

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 29, 2011
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
December 29, 2011