Form 10-Q
period 2011-12-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2012-02-14
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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
Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   X      Smaller reporting company___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, No Par Value – 2,919,000 shares as of 02/14/2012
RDGPreambleEnd

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

RDGXBRLParseBegin
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	December 31,	October 1,
	2011	2011
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$1,142,270	$2,124,406
Securities available for sale - Note 3	-	4,001,831
Accounts receivable, net of allowances of $218,000 (Dec. 31, 2011) and $150,000 (Oct. 1, 2011)	8,634,657	6,350,360
Inventories - Note 4	7,216,698	7,669,741
Deferred income taxes	468,000	468,000
Prepaid expenses	154,746	302,310
Total current assets	17,616,371	20,916,648

Property and equipment, net - Note 5	5,602,397	5,155,528
Goodwill - Note 2	8,454,016	1,924,131
Other assets - Note 6	2,688,551	2,599,693
	$34,361,335	$30,596,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,214,889	$3,233,597
Accrued and sundry liabilities	2,936,063	2,371,288
Total current liabilities	6,150,952	5,604,885

Long-term debt	1,000,000	-
Deferred income taxes	161,000	161,000
Deferred compensation	595,842	608,992
Total long-term liabilities	1,756,842	769,992

Total liabilities	7,907,794	6,374,877

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,895,654 (Dec. 31, 2011) and 2,794,509 (Oct. 1, 2011)	2,560,797	1,111,706
Additional paid-in capital	784,054	765,988
Retained earnings	23,161,027	22,343,429
Accumulated other comprehensive loss	(52,337)	-
Total shareholders' equity	26,453,541	24,221,123

	$34,361,335	$30,596,000

Note: The Balance Sheet at October 1, 2011 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2011	2011

Net sales	$20,494,621	$11,707,405
Cost of goods sold	15,270,994	7,708,021
Gross profit	5,223,627	3,999,384

Selling and marketing expenses	2,310,052	2,087,172
Research and development expenses	182,281	164,328
General and administrative expenses	1,025,275	682,979
	3,517,608	2,934,479

Operating income	1,706,019	1,064,905

Non-operating income (expense):
Investment income and other	2,401	4,631
Interest expense	(4,294)	-
Foreign exchange loss	(12,158)	-
Net non-operating (expense) income	(14,051)	4,631

Income before income taxes	1,691,968	1,069,536

Provision for income taxes	567,000	353,000
Net income	$1,124,968	$716,536

Net income per share of common stock - Note 8
Basic	$0.40	$0.26
Diluted	$0.39	$0.25

Dividends per common share	$0.11	$0.10

Weighted average shares outstanding:
Basic	2,820,333	2,757,178
Diluted	2,870,959	2,830,878

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2011	2011
Operating activities:
Net income	$1,124,968	$716,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,755	193,751
Provision for losses on accounts receivable	9,000	29,000
Increase in cash value of life insurance	(87,780)	(57,233)
Deferred compensation	(13,150)	(12,175)
Stock compensation expense	18,066	13,922
Changes in operating assets and liabilities:
Accounts receivable	(497,769)	519,956
Inventories	2,498,982	(379,170)
Prepaid expenses and other assets	213,202	224,568
Accounts payable and accrued expenses	(876,098)	(901,367)
Net cash provided by operating activities	2,607,176	347,788

Investing activities:
Acquisition of M.C. Healthcare	(7,897,335)	-
Proceeds from sale of securities available for sale	4,000,000	-
Purchases of property and equipment	(336,856)	(73,542)
Payments for other assets	(39,670)	(8,338)
Net cash used for investing activities	(4,273,861)	(81,880)

Financing activities:
Proceeds of long-term debt	7,000,000	-
Repayment of long-term debt	(6,000,000)	-
Dividends paid	(307,522)	(275,736)
Purchase and retirement of common stock	-	(8,292)
Net cash provided by (used for) financing activities	692,478	(284,028)

Effect of exchange rates on cash:	(7,929)	-

Decrease in cash and cash equivalents	(982,136)	(18,120)
Cash and cash equivalents at beginning of period	2,124,406	781,195
Cash and cash equivalents at end of period	$1,142,270	$763,075

The accompanying notes are an integral part of these consolidated financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.  SIGNIFICANT ACCOUNTING POLICIES

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012.  For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2011.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc. ("Span-Canada"), its wholly-owned subsidiary.  Significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of Span-Canada, operating under the name "M.C. Healthcare Products," which uses the Canadian dollar as its functional currency, are translated into U.S. dollars at the quarter-end exchange rate.  Revenues and expenses are translated at weighted average exchange rates.  The resulting translation adjustments are recorded as a separate component of shareholders' equity.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made on November 9, 2010 during fiscal year 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the option of 9.0 years.  No options were granted during the quarter ended December 31, 2011.

2.    ACQUISITION OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. (MCHP) for $9,692,831, including cash of $7,897,335 at the time of closing and a $354,496 post-closing working capital adjustment, payable in January 2012, plus 100,000 shares of Span-America common stock valued at $1,441,000.  MCHP manufactures hospital bed frames and related products.  We funded the acquisition through a combination of cash on hand, proceeds of sale of securities available for sale and proceeds of $6.5 million from our revolving credit facility.  The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed resulted in accounts receivable of $1.80 million, inventories of $2.05 million, prepaid assets of $50,000, equipment of $300,000 and accounts payable and other current liabilities of $1.08 million.  No cash was acquired.  The excess of the consideration transferred over the net tangible and intangible assets is reflected as goodwill of $6.55 million.  We are in the process of reviewing MCHP's financial statement classifications for conformity with Span-America's classifications.  As a result of this review, it may be necessary to make additional reclassifications to the consolidated information of MCHP on a prospective basis.  We will operate MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (Span-Canada), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America Medical Systems, Inc.  Span-Canada will operate the business from MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement for approximately $260,000 per year, with an option to buy or continue the lease at the end of the lease term.  Span-Canada continues to employ all 54 former MCHP employees under substantially the same terms and conditions as they were employed by MCHP, with the exception of the president and majority shareholder who retired.  MCHP’s manufacturing employees are represented by the Sheet Metal Workers’ International Association, Local Union #540.  Span-Canada, by operation of Canadian labor law, assumed MCHP’s responsibilities under its collective agreement with the union and is the successor employer for purposes of that agreement.

For the period from December 9, 2011, the date of the acquisition, through December 31, 2011, M.C. Healthcare contributed net revenues of $1,042,000 and operating income of $14,000.  These results are included in the Consolidated Financial Statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of December 31, 2011 and October 1, 2011, grouped by the categories described by the FASB.

		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:
December 31, 2011	$2,026,910		$2,026,910
October 1, 2011	$1,939,129		$1,939,129

Securities available for sale:
October 1, 2011	$4,001,831	$4,001,831

Securities available for sale at October 1, 2011 were variable rate demand bonds with contractual maturities ranging from 2018 to 2029. Interest rates on these securities are reset weekly, and the bonds may be liquidated at any time with seven days advance notice. We held no securities at December 31, 2011 because all bonds were liquidated to fund the acquistion described in Note 2. We had no significant unrealized holding gains or losses during the three months ended December 31, 2011.

4.  INVENTORIES

	Dec. 31,	Oct. 1,
	2011	2011

Raw materials	$5,441,168	$4,441,707
Work in process	642,066	-
Finished goods	1,629,075	3,473,034
Reserve for obsolescence	(495,611)	(245,000)
	$7,216,698	$7,669,741

5.  PROPERTY AND EQUIPMENT

	Dec. 31,	Oct. 1,
	2011	2011

Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,890,896	6,889,699
Machinery and equipment	7,714,811	7,094,089
Furniture and fixtures	501,050	487,775
Automobiles	11,486	9,520
	16,074,659	15,437,499
Less accumulated depreciation	10,472,262	10,281,971
	$5,602,397	$5,155,528

6.  OTHER ASSETS

	Dec. 31,	Oct. 1,
	2011	2011
Patents and trademarks, net of accumulated amortization of $1,654,954 (Dec. 31, 2011) and $1,635,243 (Oct. 1, 2011)	$300,247	$310,289
Cash value of life insurance policies	2,026,910	1,939,129
Other	361,394	350,275
	$2,688,551	$2,599,693

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

Changes in our product warranty liability for the three months ended December 31, 2011 and January 1, 2011 are as follows:

	Three Months Ended
	Dec. 31,	Jan. 1,
	2011	2011

Accrued liability at beginning of period	$480,000	$570,000
(Decreases) / Increases in reserve	(41,336)	97,422
Increase in reserve as result of MCHP asset acquisition	39,000	-
Expenses	(18,664)	(79,422)
Accrued liability at end of period	$459,000	$588,000

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	Three Months Ended
	Dec. 31,	Jan. 1,
	2011	2011
Numerator for basic and diluted earnings per share:
Net income	$1,124,968	$716,536

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,820,333	2,757,178
Effect of dilutive securities:
Employee stock options and restricted stock	50,626	73,700
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,870,959	2,830,878

Net income per share of common stock:
Basic	$0.40	$0.26
Diluted	$0.39	$0.25

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

As described in Note 2, on December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare Products Inc. (MCHP).  MCHP manufactures and markets hospital bed frames and related products. M.C. Healthcare's operations are reported as part of our medical segment for the period from December 9, 2011 through December 31, 2011.

The following table summarizes certain information on industry segments:

	Three Months Ended
	Dec. 31,	Jan. 1,
	2011	2011
Net sales:
Medical	$9,435,292	$7,981,598
Custom products	11,059,329	3,725,807
Total	$20,494,621	$11,707,405

Operating profit:
Medical	$633,829	$893,477
Custom products	1,171,860	261,838
Total	1,805,689	1,155,315

Corporate expense	(99,670)	(90,410)
Other expense/income	(14,051)	4,631
Income before income taxes	$1,691,968	$1,069,536

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
RDGXBRLParseEnd

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions.  These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Sales for the first quarter of fiscal 2012 rose by 75% to a record $20.5 million compared with $11.7 million in the first quarter of last fiscal year primarily due to a special promotion of consumer bedding products during the holiday selling season and the acquisition of M.C. Healthcare Products as discussed below.  Net income for the quarter rose 57% to $1.1 million or $0.39 per diluted share, compared with $717,000, or $0.25 per diluted share, in the first quarter of fiscal 2011.  The first quarter increase in net income compared with the first quarter last fiscal year was primarily the result of the large increase in sales volume, which in turn was mainly attributable to the special consumer products sales promotion.  This was a limited-time promotion event and might not be repeated in future quarters.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (MCHP).  MCHP, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long term care market.  For the fiscal year ended July 31, 2011, MCHP reported sales of CDN $12.2 million and operating profit of CDN $170,000, which includes non-recurring and owner-related expenses of CDN $1.5 million and CDN $84,000 in depreciation and amortization.

The total purchase price of the MCHP assets was approximately $9.7 million, which included $7.9 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $354,000 paid in January 2012 for a final working capital adjustment.  The 100,000 shares of Span-America common stock were valued at $1.4 million based on the average of the high and low sales prices on December 8, 2011.  We funded the acquisition through a combination of cash on hand, proceeds from the liquidation of our securities available for sale and $6.5 million from our revolving credit facility.  The assets purchased consisted primarily of accounts receivable, inventory and manufacturing equipment.  Liabilities assumed consisted of accounts payable and accruals incurred in the ordinary course of business.  The transaction resulted in goodwill of approximately $6.5 million.  Span-America will operate MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (which we refer to as “Span-Canada”), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America.

Sales
Sales for the first quarter of fiscal 2012 increased 75% to a record $20.5 million compared with $11.7 million in the first quarter of fiscal 2011.  The majority of the sales growth came from the custom products segment, where sales almost tripled to $11.1 million compared with $3.7 million in the first quarter of fiscal 2011.  The custom products segment is made up of two main product lines: consumer and industrial.  Consumer sales for the first quarter increased 231% to $10.1 million compared with $3.0 million in the first quarter last fiscal year.  The large increase in consumer sales was the result of a special holiday sales promotion with one of our retail customers (which might not be repeated), increased demand from existing retail sales programs and a seasonal increase in our Internet business.  Approximately 80% of the growth in consumer sales came from the special consumer products promotion.  Excluding the special limited-time promotion, consumer sales in the first quarter increased 46% compared with the first quarter of fiscal 2011.

Sales of industrial products increased 42% in the first quarter of fiscal 2012 to $967,000 compared with $679,000 in the first quarter of last fiscal year due to higher demand from customers in the packaging and automotive markets.

In the medical segment, sales increased 18% to $9.4 million for the first quarter of fiscal 2012 compared with the first quarter of last fiscal year, including $1.0 million of M.C. Healthcare sales from the acquisition date of December 9, 2011 through the quarter-end on December 31, 2011.  Excluding the M.C. Healthcare acquisition, sales in the medical segment increased 5% to $8.4 million during the first quarter of fiscal 2012 compared with $8.0 million in the first quarter last fiscal year.  For reporting and management purposes, financial results for M.C. Healthcare became part of our existing medical segment as of the acquisition date.

Medical sales excluding M.C. Healthcare improved on higher sales of therapeutic support surfaces, our largest overall medical product line, which increased 8% to $5.1 million in the first quarter of fiscal 2012 from $4.7 million in the first quarter last fiscal year.  Sales of our new Custom Care® product line increased to $506,000 in the first quarter of this fiscal year compared with $97,000 in the first quarter of fiscal 2011.  The Custom Care® product line was launched in the first quarter of last fiscal year and is targeted primarily at the acute-care market.  The Easy Air® low-air-loss support surface also performed well in the first quarter of fiscal 2012 due to a large order from an acute-care customer, growing 50% to $1.2 million compared with $785,000 during the first quarter of fiscal 2011.

Sales performance among the other medical product lines was mixed during the first quarter.  Sales of our Risk Manager® bedside safety mat decreased by 6% during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.  Likewise, sales of seating products declined by 3%, and sales of mattress overlays were down by 1%.  However, for the first quarter of fiscal 2012 compared with the first quarter of last fiscal year, sales of patient positioners increased by 3% because of higher demand in the acute care market, and Selan® skin care sales increased by 21% due mainly to the introduction of the new Selan Silver product.

Gross Profit
Gross profit for the first quarter of fiscal 2012 increased 31% to $5.2 million compared with $4.0 million in the first quarter last fiscal year. Our gross profit level benefited from higher sales volume in both the medical and custom products segments, including sales volume from the special, limited-time consumer products promotion.  However, our gross margin percentage declined to 25.5% in the first quarter of fiscal 2012 compared with 34.2% in the first quarter last fiscal year due to a shift in sales mix toward the lower-margin custom products segment.  Custom products sales rose to 54% of total sales in the first quarter of fiscal 2012 compared with 32% of total sales in the first quarter last fiscal year.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 11% to $2.3 million during the first quarter of fiscal 2012 compared with $2.1 million during the first quarter of fiscal 2011 as a result of the addition of M.C. Healthcare as well as higher shipping costs and commissions related to increased sales of therapeutic support surfaces.

Research and development expenses rose 11% to $182,000 for the first quarter of fiscal 2012 compared with $164,000 in the first quarter of fiscal 2011 mainly as a result of the M.C. Healthcare acquisition.

General and administrative expenses rose by 50% to $1.0 million in the first quarter of fiscal 2012 compared with $683,000 in the first quarter of last year.  The increase was caused primarily by non-recurring, acquisition-related expenses totaling $254,000 pre-tax, or $.06 per diluted share after taxes.

Operating Income
Operating income for the first quarter of fiscal 2012 increased 60% to $1.7 million compared with $1.1 million in the first quarter last fiscal year.  The growth in operating income was the result of higher sales volume in both the medical and custom products segments, including sales volume from the special, limited-time consumer products promotion.  For the three weeks from the acquisition date through the quarter-end, M.C. Healthcare contributed approximately $14,000 to operating income, after absorbing approximately $173,000 of non-recurring acquisition-related expenses that are included in the total acquisition-related expenses described above.  M.C. Healthcare’s operating results for the three weeks from the acquisition date through December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2012.

Non-Operating Income and Expenses
We incurred net non-operating expense of $14,000 in the first quarter of fiscal 2012 compared with net non-operating income of $5,000 in the first quarter of fiscal 2011.  The $19,000 change from income to expense was caused by a reduction in investment income as well as the addition of $4,000 in interest expense and $12,000 foreign currency exchange loss related to our December 9, 2011 acquisition of M.C. Healthcare.

Net Income and Dividends
Net income for the first quarter of fiscal 2012 increased 57% to $1.1 million, or $0.39 per diluted share, compared with $717,000, or $0.25 per diluted share, in the first quarter of last fiscal year.  The increase resulted primarily from the higher sales volume in the medical and custom products segments, including sales volume from the special, limited-time consumer products promotion.

During the first quarter of fiscal 2012, we paid dividends of $308,000, or 27% of net income.  This payment represented one quarterly dividend of $0.11 per share.  During the first quarter of last year, we paid dividends of $276,000, or 38% of net income, which represented one quarterly dividend of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2012 increased to $2.6 million compared with $348,000 in the first quarter of fiscal 2011.  The increase in operating cash flow during the first quarter was caused primarily by higher earnings and a reduction in inventory, excluding the inventory purchased as part of the acquisition.  Major uses of cash provided by operations during the first quarter were the purchase of the assets of M.C. Healthcare for cash at closing of $7.9 million, payment of dividends of $308,000 and the purchase of other property and equipment of $337,000.  Approximately $354,000 of the total acquisition cost of MCHP was paid in January 2012 pursuant to a working capital adjustment required by the purchase agreement, and the remainder was paid in Span-America common stock.

Working capital decreased by $3.8 million, or 25%, to $11.5 million at the end of the first quarter of fiscal 2012 compared with fiscal year-end 2011 primarily as a result of the reduction in cash and the liquidation of securities available for sale to fund the acquisition of MCHP.  The current ratio at quarter end was down to 2.9 from 3.7 at fiscal year-end 2011 for the same reason.

Accounts receivable, net of allowances, increased by $2.3 million, or 36%, to $8.6 million at the end of the first quarter of fiscal 2012 compared with $6.4 million at the end of fiscal 2011.  Approximately $1.8 million of the total $2.3 million increase came from accounts receivable purchased as part of the acquisition of MCHP.  The remaining $500,000 increase in accounts receivable was due to higher sales levels during the first quarter of fiscal 2012.  All of our accounts receivable are unsecured.

Inventories decreased by $453,000, or 6%, to $7.2 million at the end of the first quarter of fiscal 2012 compared with $7.7 million at fiscal year-end 2011.  The net inventory decrease of $453,000 consisted of the addition of M.C Healthcare inventory of $2.0 million combined with a $2.5 million reduction in Span-America's consolidated inventory.  The reduction of Span-America inventory occurred mainly in the category of consumer products and was related to the special sales promotion that took place in November 2011.  The increase in the inventory reserve shown in Note 4 was primarily the result of the MCHP acquisition.  Our inventory turns in future periods could be lower than in past periods as a result of the acquisition of MCHP.

Prepaid expenses decreased by 49% to $155,000 during the first quarter of fiscal 2012 compared with $302,000 at the end of fiscal 2011 because of the collection of refundable income taxes, which were included in prepaid expenses at the end of fiscal 2011.

Compared with the end of fiscal 2011, net property and equipment increased by $447,000, or 9%, to $5.6 million at the end of the first quarter of fiscal 2012 as a result of the acquisition of $300,000 of equipment from MCHP as well as other equipment purchases of approximately $337,000, which were partially offset by depreciation expense of $190,000.

We acquired substantially all the assets of MCHP, a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market, on December 9, 2011.  The purchase price was approximately $9.7 million.  The transaction resulted in additional goodwill of approximately $6.5 million.

Other assets increased $89,000, or 3%, to $2.7 million on December 31, 2011, compared with fiscal year-end 2011 primarily due to an increase in the cash value of corporate-owned life insurance policies.

Our accounts payable remained approximately level at $3.2 million as of December 31, 2011 compared with fiscal year-end 2011.  This balance includes $907,000 in accounts payable assumed as part of the MCHP acquisition, offset by a similar reduction in accounts payable paid in the normal course of business during the first quarter.

Accrued and sundry liabilities increased by $565,000, or 24%, to $2.9 million compared with fiscal year-end 2011 due to the acquisition of MCHP.  The increase included $169,000 of accrued liabilities assumed as part of the MCHP acquisition.  The remaining portion of the increase was primarily due to an increase in income taxes payable during the first quarter of fiscal 2012.

In connection with our acquisition of MCHP, we borrowed $6.5 million under our revolving credit agreement in early December.  In mid-December, we borrowed an additional $500,000 for working capital needs related to the consumer sales promotion that took place in the first quarter of fiscal 2012.  After collecting accounts receivable related to the consumer sales promotion, we repaid $6.0 million prior to December 31, 2011 leaving a balance of $1.0 million outstanding under our revolving credit facility at December 31, 2011.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of MCHP.  The maximum principal amount we can borrow at any one time under the credit agreement was temporarily increased to $13 million until March 30, 2012, at which time it will revert to $10 million.  The maturity date was extended to April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the credit agreement).  The current margin is 110 basis points.  The margin in effect during fiscal 2009, the last time we incurred interest, was 85 basis points.  The interest rate, including the margin, at December 31, 2011 was 1.12%.  Interest-only payments are required monthly.  There are no unused line fees associated with the revolver until April 1, 2012, at which time there is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly.  The credit agreement is unsecured; however, we have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our new, wholly-owned subsidiary Span Medical Products Canada Inc.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures.  The credit agreement also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us.  Violation of loan covenants could result in acceleration of the term of the credit agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  No shares of our outstanding common stock were repurchased during the first quarter of fiscal 2012.  We currently expect to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are still authorized to repurchase 95,903 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2012 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a small to moderate factor for our operations in fiscal 2012.  We experienced modest price increases in most of our foam raw materials during the last half of fiscal 2011.  We expect the recent raw material cost increases to lower our gross margin in the medical segment until approximately the third quarter of fiscal 2012 because our distribution agreements with several of our large medical customers require certain minimum notice periods before sales prices can be increased.  As a result of these contractual arrangements in the medical segment, there is often a lag between the time we receive raw material cost increases and the time we can increase a portion of our medical sales prices.  For both the medical and custom products segments, we will work to reduce the impact of any raw material cost increases through a combination of actions targeted at preserving our margins.  However, we can give no assurance that we will be able to offset any future cost increases, which could negatively affect our profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in two areas: cash value of life insurance and our credit facility.  As of December 31, 2011, our other assets included $2.0 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the quarter ended December 31, 2011, cash value of life insurance increased by 5%, creating non-cash income of approximately $81,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement).  The current margin is 110 basis points.  Interest is payable monthly.  There is an unused commitment fee associated with the line of credit, beginning April 1, 2012 at 25 basis points annual fee on any unused availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility.  The degree of impact would vary depending on the level of borrowings.  Using our level of long-term debt at December 31, 2011 of $1.0 million, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 31, 2011.

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

We did not make any changes in Span-America’s internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect Span-America’s internal control over financial reporting; however, our newly-formed, wholly-owned subsidiary, Span-Canada acquired substantially all the assets of M.C. Healthcare Products Inc. (MCHP) on December 9, 2011, and we have begun to integrate  its internal controls over financial reporting with Span-America’s.  We have reviewed and evaluated MCHP’s system of internal control over financial reporting and have determined that the acquisition is not reasonably likely to materially affect Span-America’s internal control over financial reporting.  We are in the process of integrating the internal controls of Span-Canada’s MCHP business with those of Span-America.  Immediately after the acquisition, we made several changes to improve MCHP’s internal control processes, including but not limited to implementing segregation of both its financial and accounting duties, preparing reconciliations of its bank statements in the Span-America accounting department, requiring two-person approval for electronic funds transfers and implementing detailed reviews of its financial statements in the Span-America accounting department.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of the consideration for the acquisition of the assets of MCHP, 100,000 unregistered shares of the Company’s common stock were issued to MCHP on December 9, 2011 and were placed in escrow pursuant to an Escrow Agreement dated December 9, 2011 with The Canadian Trust Company as escrow agent to secure MCHP’s indemnification obligations under the Asset Purchase Agreement.  These 100,000 shares were valued at $1.4 million based on the average of the high and low sales prices on December 8, 2011.  The issuance of the share consideration was not registered with the Securities and Exchange Commission (the “Commission”) because it was a transaction not constituting a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  MCHP may replace the 100,000 shares subject to the escrow with CDN $1,000,000 in cash at any time.  All then-remaining escrowed shares (or replacement cash) will be released from escrow on May 9, 2013 except for an amount equal to the amount of any indemnification claims that remain unresolved at such time.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended December 31, 2011.  In November 2007, the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The program may be suspended or discontinued at any time.

Our credit facility restricts dividends and stock repurchases.  See the description of these restrictions under Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

ITEM 6.  EXHIBITS

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*
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

Date:     February 14, 2012