Form 10-Q
period 2012-03-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2012-05-15
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________________________

FORM 10-Q
____________________________________

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Common Stock, No Par Value – 2,919,250 shares as of 05/11/12

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	March 31,	October 1,
	2012	2011
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$647,832	$2,124,406
Securities available for sale - Note 3	-	4,001,831
Accounts receivable, net of allowances of $207,000 (Mar. 31, 2012) and $150,000 (Oct. 1, 2011)	12,441,964	6,350,360
Inventories - Note 4	7,411,009	7,669,741
Deferred income taxes	468,000	468,000
Prepaid expenses	310,022	302,310
Total current assets	21,278,827	20,916,648

Property and equipment, net - Note 5	5,671,179	5,155,528
Goodwill - Note 2	4,449,490	1,924,131
Other assets - Note 6	6,848,437	2,599,693
	$38,247,933	$30,596,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,559,422	$3,233,597
Accrued and sundry liabilities	2,787,652	2,371,288
Total current liabilities	6,347,074	5,604,885

Long-term debt	2,800,000	-
Deferred income taxes	161,000	161,000
Deferred compensation	582,691	608,992
Total long-term liabilities	3,543,691	769,992

Total liabilities	9,890,765	6,374,877

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,919,250 (Mar. 31, 2012) and 2,794,509 (Oct. 1, 2011)	2,757,359	1,111,706
Additional paid-in capital	802,120	765,988
Retained earnings	24,664,783	22,343,429
Accumulated other comprehensive income	132,906	-
Total shareholders' equity	28,357,168	24,221,123

	$38,247,933	$30,596,000

Note: The Balance Sheet at October 1, 2011 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Net sales	$20,932,807	$13,453,611	$41,427,428	$25,161,016
Cost of goods sold	13,939,066	8,673,671	29,210,059	16,381,692
Gross profit	6,993,741	4,779,940	12,217,369	8,779,324

Selling and marketing expenses	2,763,431	2,205,228	5,073,483	4,292,400
Research and development expenses	318,925	168,772	501,206	333,099
General and administrative expenses	1,214,422	830,042	2,239,698	1,513,021
	4,296,778	3,204,042	7,814,387	6,138,520

Operating income	2,696,963	1,575,898	4,402,982	2,640,804

Non-operating income (expense):
Other	(6,626)	4,565	(16,383)	9,196
Interest expense	(4,339)	-	(8,633)	-
Net non-operating (expense) income	(10,965)	4,565	(25,016)	9,196

Income before income taxes	2,685,998	1,580,463	4,377,966	2,650,000

Provision for income taxes	861,000	530,000	1,428,000	883,000
Net income	$1,824,998	$1,050,463	$2,949,966	$1,767,000

Net income per share of common stock - Note 8
Basic	$0.63	$0.38	$1.03	$0.64
Diluted	0.62	0.37	1.01	0.62

Dividends per common share	$0.11	$0.10	$0.22	$0.20

Weighted average shares outstanding:
Basic	2,912,990	2,771,503	2,866,661	2,764,220
Diluted	2,965,208	2,837,113	2,918,083	2,833,875

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,	April 2,
	2012	2011
Operating activities:
Net income	$2,949,966	$1,767,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,157	396,318
Provision for losses on accounts receivable	(3,000)	37,202
Increase in cash value of life insurance	(162,740)	(97,784)
Deferred compensation	(26,301)	(25,326)
Stock compensation expense	36,132	33,365
Changes in operating assets and liabilities:
Accounts receivable	(4,266,489)	286,656
Inventories	2,496,888	(189,843)
Prepaid expenses and other assets	10,656	514,061
Accounts payable and accrued expenses	(420,068)	(779,322)
Net cash provided by operating activities	1,181,201	1,942,327

Investing activities:
Acquisition of M.C. Healthcare	(8,251,831)	-
Purchases of marketable securities	-	(2,000,000)
Proceeds from sale of securities available for sale	4,000,000	1,060,000
Purchases of property and equipment	(584,644)	(146,186)
Payments for other assets	(61,644)	(62,005)
Net cash used for investing activities	(4,898,119)	(1,148,191)

Financing activities:
Proceeds of long-term debt	8,800,000	-
Repayment of long-term debt	(6,000,000)	-
Dividends paid	(628,612)	(553,088)
Purchase and retirement of common stock		(8,292)
Common stock issued upon exercise of options	68,946	67,818
Net cash provided by/used for financing activities	2,240,334	(493,562)

Effect of exchange rates on cash	10
Decrease/Increase in cash and cash equivalents	(1,476,574)	300,574
Cash and cash equivalents at beginning of period	2,124,406	781,195
Cash and cash equivalents at end of period	$647,832	$1,081,769

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
March 31, 2012

1.  SIGNIFICANT ACCOUNTING ISSUES

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012.  For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made on November 9, 2010 during fiscal year 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the option of 9.0 years.  No options were granted during the six months ended March 31, 2012.

2.  ACQUISITION OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. ("MCHP") for approximately $9,800,000, including cash of approximately $7,900,000 at the time of closing and a $400,000 post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,400,000.  MCHP manufactures medical bed frames and related products primarily for the long-term care market.  We funded the acquisition through a combination of cash on hand, proceeds of sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility.  The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed resulted in accounts receivable of $1,800,000, inventories of $2,200,000, prepaid assets of $50,000, equipment of $300,000, accounts payable and other current liabilities of $1,100,000 and intangibles of $4,000,000.  No cash was acquired.  The excess of the consideration transferred over the net tangible and intangible assets is reflected as goodwill of $2,500,000.  We are in the process of reviewing MCHP’s financial statement classifications for conformity with Span-America's classifications.  As a result of this review, it may be necessary to make additional reclassifications to the consolidated information of MCHP on a prospective basis.  We will operate MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (Span-Canada), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America Medical Systems, Inc.  Span-Canada will operate the business from MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement for approximately $260,000 per year, with an option to buy or continue the lease at the end of the lease term.  Span-Canada continues to employ all 54 former MCHP employees under substantially the same terms and conditions as they were employed by MCHP, with the exception of the president/majority shareholder who retired.  MCHP’s manufacturing employees are represented by the Sheet Metal Workers’ International Association, Local Union #540.  Span-Canada, by operation of Canadian labor law, assumed MCHP’s responsibilities under its collective agreement with the union and is the successor employer for purposes of that agreement.

For the period from December 9, 2011, the date of the acquisition, through March 31, 2012, M.C. Healthcare contributed net revenues of approximately $5,975,000 and operating income of approximately $1,115,000.  These results are included in the Consolidated Financial Statements.

If the purchase had occurred on October 2, 2011, pro-forma net revenues of the combined company for the six months ended March 31, 2012 would have been approximately $43,817,000 and would have resulted in pro-forma net income of approximately $3,081,000 or pro-forma net income per diluted share of $1.06.  See Form 8-K/A filed on February 24, 2012 for additional information.

The following table is a reconciliation of the carrying amount of goodwill resulting from the M.C. Healthcare asset acquisition at the beginning and ending of the quarter ended March 31, 2012.

Goodwill at January 1, 2012	$6,529,885
Adjustment to increase inventories to fair market value	(160,281)
Adjustment to allocate total consideration to other intangibles based on preliminary valuation	(3,971,748)
Increase in foreign currency exchange rate	127,503
Goodwill at March 31, 2012	$2,525,359

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of March 31, 2012 and October 1, 2011, grouped by the categories described by the FASB.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable input (Level 3)

Cash value of life insurance policies:
March 31, 2012	$2,101,869		$2,101,869
October 1, 2011	$1,939,129		$1,939,129

Securities available for sale:
October 1, 2011	$4,001,831	$4,001,831

Securities available for sale at October 1, 2011 were variable rate demand bonds with contractual maturities ranging from 2018 to 2029.  Interest rates on these securities are reset weekly, and the bonds may be liquidated at any time with seven days advance notice.  We held no securities at March 31, 2012 because all bonds were liquidated to fund the acquisition described in Note 2.  We had no significant unrealized holding gains or losses during the six months ended March 31, 2012.

4.  INVENTORIES

The components of inventories are as follows:

	Mar. 31, 2012	Oct. 1, 2011
Raw materials	$5,640,450	$4,441,707
Work in process	762,976	-
Finished goods	1,536,583	3,473,034
Reserve for obsolescence	(529,000)	(245,000)
	$7,411,009	$7,669,741

5.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized by major classification as follows:

	Mar. 31, 2012	Oct. 1, 2011
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,890,896	6,889,699
Machinery and equipment	7,981,706	7,094,089
Furniture and fixtures	487,775	487,775
Automobiles	11,525	9,520
	16,328,318	15,437,499
Less accumulated depreciation	10,657,139	10,281,971
	$5,671,179	$5,155,528

6.  OTHER ASSETS

Other assets consist of the following:

	Mar. 31, 2012	Oct. 1, 2011

Intangible assets, net of accumulated amortization of $138,113 (March 31, 2012)	$3,833,635
Patents and trademarks, net of accumulated amortization of $1,673,742 (March 31, 2012) and $1,635,243 (Oct. 1, 2011)	303,433	$310,289
Cash value of life insurance policies - Note 3	2,101,869	1,939,129
Other	609,500	350,275
	$6,848,437	$2,599,693

We have received a draft valuation report related to the intangibles of the MCHP acquisition and have used the valuation to record these provisional amounts and the related amortization expense for intangible assets related to trade names, non-compete agreements and customer relationships, which are being amortized over periods of 2.8 to 11.8 years. These amounts are subject to change when the valuation report is finalized.

7. PRODUCT WARRANTIES

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

Changes in our product warranty liability for the six months ended March 31, 2012  and April 2, 2011 are as follows:

	Six Months Ended
	Mar. 31, 2012	April 2, 2011
Accrued liability at beginning of period	$480,000	$570,000
Decreases/Increases in reserve	(41,698)	297,301
Increase in reserve as result of MCHP asset acquisition	39,000	-
Expenses	(87,202)	(261,301)
Accrued liability at end of period	$390,100	$606,000

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	Mar. 31, 2012	April 2, 2011	Mar. 31, 2012	April 2, 2011
Numerator for basic and diluted earnings per share:
Net income	$1,824,998	$1,050,463	$2,949,966	$1,767,000

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,912,990	2,771,503	2,866,661	2,764,220
Effect of dilutive securities:
Employee stock options and restricted stock	52,218	65,610	51,422	69,655
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,965,208	2,837,113	2,918,083	2,833,875

Net income per common share:
Basic	$0.63	$0.38	$1.03	$0.64
Diluted	$0.62	$0.37	$1.01	$0.62

9.  OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

As described in Note 2, on December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare Products Inc. (MCHP).  MCHP manufactures and markets medical bed frames and related products.  M.C. Healthcare's operations are reported as part of our medical segment for the period from December 9, 2011 through March 31, 2012.

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	Mar. 31, 2012	April 2, 2011	Mar. 31, 2012	April 2, 2011

Net sales:
Medical	$13,738,805	$8,933,069	$23,174,097	$16,914,667
Custom products	7,194,002	4,520,542	18,253,331	8,246,349
Total	$20,932,807	$13,453,611	$41,427,428	$25,161,016

Operating profit:
Medical	$2,073,903	$1,302,143	$2,707,732	$2,195,620
Custom products	790,162	441,686	1,962,022	703,525
Total	2,864,065	1,743,829	4,669,754	2,899,145

Corporate expense	(167,102)	(167,931)	(266,772)	(258,341)
Other	(10,965)	4,565	(25,016)	9,196
Income before income taxes	$2,685,998	$1,580,463	$4,377,966	$2,650,000

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales levels or future expense changes compared with previous periods, are only predictions.  These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties.   Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, other risks referenced in our Securities and Exchange Commission filings, or other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Sales for the second quarter of fiscal 2012 rose by 56% to $20.9 million compared with $13.5 million in the second quarter of last fiscal year.  Net income for the quarter rose 74% to $1.8 million, or $0.62 per diluted share, compared with $1.1 million, or $0.37 per diluted share, in the second quarter of fiscal 2011.  The increases in second quarter sales and net income were primarily due to the asset acquisition of M.C. Healthcare Products and a special promotion of consumer bedding products, as further discussed below.  This consumer promotion was a limited-time event and might not be repeated in future quarters.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (“MCHP”).  MCHP, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long term care market.  For the fiscal year ended July 31, 2011, MCHP reported sales of CDN $12.2 million and operating profit of CDN $170,000, which includes non-recurring and owner-related expenses of CDN $1.5 million and CDN $84,000 in depreciation and amortization.

The total purchase price of the MCHP assets was approximately $9.8 million, which included $7.9 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $400,000 paid in January 2012 for a final working capital adjustment.  The 100,000 shares of Span-America common stock were valued at $1.4 million based on the average of the high and low sales prices on December 8, 2011.  We funded the acquisition through a combination of cash on hand, proceeds from the liquidation of our securities available for sale and $6.5 million from our revolving credit facility.  The tangible assets purchased consisted primarily of accounts receivable, inventory and manufacturing equipment.  Liabilities assumed consisted of accounts payable and accruals incurred in the ordinary course of business.  The transaction resulted in goodwill of approximately $2.5 million and other intangible assets of approximately $4.0 million.  The allocation of the consideration transferred to acquire MCHP is preliminary.  We have received a draft valuation report related to the intangibles of the acquisition and have used those values to record these provisional amounts and the related amortization expense.  These amounts are subject to change when the valuation report is finalized.  Span-America will operate MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (which we refer to as “Span-Canada”), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America.

Net sales for the first half of fiscal 2012 increased 65% to $41.4 million compared with $25.2 million in the same period last fiscal year.  Net income increased by 67% during the first six months of fiscal 2012 to $2.9 million, or $1.01 per diluted share, compared with $1.8 million, or $0.62 per diluted share, in the same period last fiscal year.  The year-to-date sales and earnings increases were the result of higher sales volumes in both the medical and custom products segments.  The sales increase in the medical segment came primarily from the asset acquisition of M.C. Healthcare.  In the custom products segment, the sales increase came mostly from two special promotions of consumer bedding products, one in the first quarter and another in the second.

Sales
In the medical segment, sales for the second quarter of fiscal 2012 increased 54% to $13.7 million compared with $8.9 million in the second quarter of last fiscal year.  Medical sales represented 66% of total Company sales in the second quarters of fiscal 2012 and 2011.  Total medical sales for the second quarter consisted of $4.9 million of M.C. Healthcare sales and $8.8 million in sales of Span-America’s pressure management and related products.  M.C. Healthcare experienced seasonally high sales in the second fiscal quarter because several Canadian provinces increased purchases ahead of their March 31st fiscal year-ends.  Sales of Span-America’s pressure management and related medical products decreased 1% to $8.8 million during the second quarter of fiscal 2012 compared with the second quarter of last fiscal year.  For reporting and management purposes, financial results for M.C. Healthcare became part of our existing medical segment as of the acquisition date.

Sales of therapeutic support surfaces, our largest overall medical product line, increased 2% to $5.4 million in the second quarter of fiscal 2012 from $5.3 million in the second quarter last fiscal year.  The increase in sales of therapeutic support surfaces was mainly the result of strong growth from our new PressureGuard Custom Care® and GeoMattress Ultramax® product lines that were introduced in fiscal 2011.  The growth in sales of these new products was partly offset by a decrease in sales of our other therapeutic support surface product lines due to continued caution in capital goods spending among some of our medical customers.

Sales comparisons among the other medical product lines were generally down during the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011.  Sales of Risk Manager® bedside safety products decreased 10% compared with last fiscal year’s second quarter.  Patient positioner sales declined by 8% compared with the second quarter of fiscal 2011.  Compared with the second quarter of last fiscal year, sales of Selan® skin care products decreased by 2%, sales of mattress overlays were down by 7%, and sales of seating products were level.

For the first half of fiscal 2012, medical sales increased 37% to $23.2 million compared with $16.9 million in the first half of fiscal 2011.  Year-to-date medical sales included M.C. Healthcare sales of $6.0 million and Span-America medical sales of $17.2 million.  Excluding the M.C. Healthcare asset acquisition, sales of Span-America’s pre-acquisition medical products increased 2% to $17.2 million during the first half of fiscal 2012 compared with the same period last fiscal year.

Sales of therapeutic support surfaces rose by 5% to $10.5 million during the first half of fiscal 2012 compared with $10.0 million in the first half of last fiscal year.  Sales of Risk Manager® bedside safety products and seating products were down by 9% and 2%, respectively, for the first half of fiscal 2012 compared with the same period last fiscal year.  Compared to the first half of last fiscal year, year-to-date sales of medical mattress overlays decreased by 4%, and sales of Selan skin care products increased 9%.  Patient positioner sales decreased by 3% for the first half of fiscal 2012 compared with the same period last fiscal year.

We expect sales in the medical segment for the remainder of fiscal 2012 to be higher than those of the same period in fiscal 2011 as a result of the addition of M.C. Healthcare sales.  However, we expect quarterly M.C. Healthcare sales for the third and fourth fiscal quarters of 2012 to be lower than they were in the second fiscal quarter because of the second quarter seasonal increase in demand as described above.

In the custom products segment, sales increased 59% to $7.2 million in the second quarter of 2012 compared with $4.5 million in the second quarter of last fiscal year.  The custom products segment consists of consumer and industrial product lines.  The increase in custom products sales came from our consumer bedding product lines where sales increased 69% in the second quarter of this fiscal year to $6.3 million compared with $3.8 million in the second quarter of last fiscal year.  The large increase in consumer sales was the result of a $1.5 million special sales promotion with one of our retail customers (which might not be repeated) and increased demand from existing retail sales.  Excluding the special limited-time promotion, consumer sales in the second quarter increased 27% compared with the second quarter of fiscal 2011.

Industrial sales, which make up the other part of the custom products segment, increased 12% to $859,000 compared with $764,000 in the second quarter of last fiscal year.  This increase was due to increased sales volume in the specialty packaging, automotive and other industries.

Sales in the custom products segment for the first half of fiscal 2012 increased 121% to $18.3 million compared with $8.2 million for the first half of fiscal 2011.  Consumer sales increased 141% to $16.4 million as compared to $6.8 million in the first six months of fiscal 2011.  The large increase in consumer sales was the result of two special sales promotions in the retail market, one in the first quarter of fiscal 2012 and one in the second fiscal quarter.  In the other part of the custom products segment, industrial sales increased to $1.8 million, or 27% as compared to the same period last fiscal year.  We expect custom products sales during the remainder of fiscal 2012 to be less than those of the first and second quarters because we do not expect the consumer promotional sales to be repeated in the third and fourth quarters of fiscal 2012.

Gross Profit
Gross profit for the second quarter of fiscal 2012 increased 46% to $7.0 million compared with $4.8 million in the second quarter last fiscal year.  Our gross profit level benefited from higher sales volume in both the medical and custom products segments as a result of the M.C. Healthcare acquisition and the special, limited-time consumer products promotion.  However, our gross margin percentage declined to 33.4% in the second quarter of fiscal 2012 compared with 35.5% in the second quarter last fiscal year due to a less profitable sales mix within our medical and industrial product lines.

Gross profit for the six months ended March 31, 2012 increased 39% to $12.2 million compared with $8.8 million in the same period of last fiscal year.  The large increase in gross profit was primarily the result of the asset acquisition of M.C. Healthcare and two special sales promotions of our consumer products in the retail market, one in each of the first two quarters of fiscal 2012.  Our gross margin percentage declined to 29.5% for the year-to-date in fiscal 2012 compared with 34.9% in the same period of fiscal 2011 due to a shift in sales mix toward the lower-margin custom products segment and a less profitable sales mix within the medical segment.  Custom products sales represented 44% of total sales for the six months ended March 31, 2012 compared with 33% of total sales for the six months ended April 2, 2011.

Selling, Research & Development and Administrative Expenses
Compared with the second quarter of fiscal 2011, selling and marketing expenses increased 25% to $2.8 million in the second quarter of fiscal 2012.  The increase was largely due to the addition of M.C. Healthcare’s sales and marketing activities.  For the first half of fiscal 2012, selling and marketing expenses increased 18% to $5.1 million compared with the same period last fiscal year also as a result of the addition of M.C. Healthcare as well as higher shipping costs.

Research and development expenses rose 89% to $319,000 for the second quarter of fiscal 2012 compared with $169,000 in the second quarter of fiscal 2011 mainly as a result of the addition of M.C. Healthcare’s R&D projects and increased product development efforts for other medical products.  For the year-to-date in fiscal 2012, research and development expenses increased 50% to $501,000 compared with the first half of last fiscal year for the same reasons.

General and administrative expenses rose by 46% to $1.2 million in the second quarter of fiscal 2012 compared with $830,000 in the second quarter of last fiscal year.  The increase was largely due to the addition of M.C. Healthcare’s administrative expenses, including $138,000 of acquisition-related intangibles amortization expense and $50,000 of professional fees related to the acquisition.  For the year-to-date in fiscal 2012, administrative expenses increased 48% to $2.2 million compared with $1.5 million in the first half of last fiscal year.  This increase was also a result of the addition of M.C. Healthcare and also due to non-recurring, acquisition-related expenses of $300,000, or $.07 per diluted share after taxes, for the six months ended March 31, 2012.

In spite of the increases in expense levels, total selling, R&D and administrative expenses declined as a percentage of sales in the second quarter and first half of fiscal 2012 compared with the same periods last year because total revenues grew at a faster rate than expenses during these periods.

Operating Income
Operating income for the second quarter of fiscal 2012 increased 71% to $2.7 million compared with $1.6 million in the second quarter last fiscal year.  Operating income for the six months ended March 31, 2012 increased 67% to $4.4 million compared with $2.6 million in the same period of last fiscal year.  The increases in operating income for both the second quarter and year-to-date periods were the result of higher sales volume in both the medical and custom products segments as a result of the M.C. Healthcare asset acquisition and two special, limited-time consumer products promotions.

Non-Operating Income and Expenses
We incurred net non-operating expense of $11,000 in the second quarter of fiscal 2012 compared with net non-operating income of $5,000 in the second quarter of last fiscal year.  We incurred net non-operating expense of $25,000 for the first half of fiscal 2012 compared with net non-operating income of $9,000 in the same period of fiscal 2011.  The $34,000 change from income to expense in the year-to-date period was caused by a $6,000 reduction in investment income, the addition of $9,000 in interest expense and $19,000 foreign currency exchange loss related to the December 2011 asset acquisition of M.C. Healthcare.

Net Income and Dividends
Net income increased 74% during the second quarter of fiscal 2012 to $1.8 million, or $0.62 per diluted share, compared with $1.1 million, or $0.37 per diluted share, in the same quarter of last fiscal year.  Net income for the first half of fiscal 2012 increased 67% to $2.9 million, or $1.01 per diluted share, compared with $1.8 million, or $0.62 per diluted share, in the first six months of fiscal 2011.  The increases in earnings for the second quarter and year-to-date periods were caused by the same factors described above.

During the first six months of fiscal 2012, we paid dividends of $629,000, or 21% of net income.  These payments represented two quarterly dividends of $0.11 per share.  During the first six months of fiscal 2011, we paid dividends of $553,000, or 31% of net income.  These payments represented two quarterly dividends of $0.10 per share.

Outlook
We expect sales and earnings for the last half of fiscal 2012 to be higher than those of the same period in fiscal 2011 but lower than those of the first half of fiscal 2012 just completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first half of fiscal 2012 decreased to $1.2 million compared with $1.9 million in the same period of last fiscal year.  The decrease in operating cash flow during the second quarter was caused primarily by an increase in accounts receivable related to higher custom products and M.C. Healthcare sales volume in the second quarter of fiscal 2012.  Major uses of cash provided by operations during the six months ended March 31, 2012 were the purchase of the assets of M.C. Healthcare for cash at closing of $8.3 million, payment of dividends of $629,000 and the purchase of other property and equipment of $600,000.

Working capital decreased by $380,000, or 2%, to $14.9 million at the end of the second quarter of fiscal 2012 compared with $15.3 million at the end of last fiscal year.  The decrease in working capital was primarily the result of the reduction in cash and the liquidation of securities available for sale to fund the asset acquisition of M.C. Healthcare.  The current ratio at March 31, 2012 decreased to 3.4 from 3.7 at fiscal year-end 2011.

Accounts receivable, net of allowances, increased 96%, or $6.1 million, to $12.4 million at the end of the second quarter of fiscal 2012 compared with $6.4 million at fiscal year-end 2011.  Approximately $1.8 million of the total $6.1 million increase came from accounts receivable purchased as part of the M.C. Healthcare asset acquisition.  The consumer promotion in March of this year accounted for $1.5 million of the increase in receivables.  In addition, a large sale by M.C. Healthcare in February and March to one customer accounted for $2.5 million of the increase in receivables at March 31, 2012.  All of our accounts receivable are unsecured.  M.C. Healthcare’s accounts receivable are insured.

Inventories decreased by $259,000, or 3%, to $7.4 million at the end of the second quarter of fiscal 2012 compared with $7.7 million at fiscal year-end 2011.  The net inventory decrease consisted of the addition of M.C. Healthcare inventory of approximately $2.0 million combined with a similar reduction in Span-America’s inventory.  The reduction of Span-America inventory occurred mainly in the category of consumer products and was related to inventory already produced at October 1, 2011 for the special sales promotion that took place in November 2011.  The increase in the inventory reserve shown in Note 4 was primarily the result of the M.C. Healthcare asset acquisition.  Our inventory turns in future periods could be lower than in past periods as a result of the M.C. Healthcare asset acquisition.

Prepaid expenses remained level at $310,000 at March 31, 2012 compared to the end of fiscal 2011.

Compared with the end of fiscal 2011, net property and equipment increased by $516,000, or 10%, to $5.7 million at the end of the second quarter of fiscal 2012.  The increase was made up of $300,000 in equipment purchased as part of the M.C. Healthcare acquisition, $600,000 in other equipment purchases not related to the acquisition and $375,000 in depreciation expense.

We acquired substantially all the assets of M.C. Healthcare, a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market, on December 9, 2011.  The purchase price was approximately $9.8 million.  The transaction resulted in additional goodwill of approximately $2.5 million and other intangible assets of $4.0 million.  The allocation of the consideration transferred to acquire M.C. Healthcare is preliminary.  We have received a draft valuation report related to the intangibles of the acquisition and have used those values to record these provisional amounts and the related amortization expense.  These amounts are subject to change when the valuation report is finalized.

Other assets increased 163%, or $4.2 million, to $6.8 million compared with $2.6 million at fiscal year-end mainly as a result of the intangible assets included in the M.C. Healthcare acquisition for trade names, non-compete agreements and customer relationships totaling $4,000,000.

Our accounts payable rose 10%, or $326,000, to $3.6 million as of March 31, 2012 compared with fiscal year-end 2011.  This balance includes approximately $1.1 million in accounts payable of M.C. Healthcare as of March 31, 2012, offset by a reduction in accounts payable paid in the normal course of business during the second quarter.

Accrued and sundry liabilities increased by $416,000, or 18%, to $2.8 million compared with fiscal year-end 2011.  The increase was primarily due to an increase in income taxes and incentive compensation payable during the second quarter of fiscal 2012.

In connection with our acquisition of M.C. Healthcare, we borrowed $6.5 million under our revolving credit agreement in early December.  From mid-December through March 31, 2012, we borrowed an additional $2,300,000 primarily for working capital needs related to the two consumer sales promotions that took place in the first and second quarters of fiscal 2012 and the seasonally high second-quarter M.C. Healthcare sales.  After collecting accounts receivable related to the first consumer sales promotion, we repaid $6.0 million prior to March 31, 2012 leaving a balance of $2.8 million outstanding under our revolving credit facility at March 31, 2012.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of M.C. Healthcare.  The maximum principal amount we can borrow at any one time under the credit agreement was $13 million from December 9, 2011 to March 30, 2012 with a step down to $10 million beginning March 31, 2012 through the maturity date.  The maturity date was extended to April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the credit agreement).  The interest rate, including the margin, at March 31, 2012 was 1.094%.  Interest-only payments are required monthly.  Beginning April 1, 2012 there is an unused line fee associated with the revolver of 25 basis points annually on any unused availability above $5.0 million, payable quarterly.  The credit agreement is unsecured; however, we have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our new, wholly-owned subsidiary Span Medical Products Canada Inc.

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

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  No shares of our outstanding common stock were repurchased during the second quarter of fiscal 2012.  We currently expect to continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior purchases, we are still authorized to repurchase 95,903 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2012 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION
Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during the last half of fiscal 2012.  We experienced a price increase in many of our foam raw materials effective in April 2012.  We expect these foam price increases to lower our profit margins in the second half of fiscal 2012 compared with the first half of fiscal 2012.  We are currently taking various actions to mitigate the effect of the cost increases.  However, we can give no assurance that we will be able to fully offset these cost increases, and the failure to do so could negatively affect our profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in two areas: cash value of life insurance and our credit facility.  As of March 31, 2012, our other assets included $2.1 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to stock market, company and interest rate risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the six months ended March 31, 2012, cash value of life insurance increased by 8%, creating non-cash, after-tax income of approximately $156,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement).  The interest rate, including the margin, at March 31, 2012 was 1.094%.  Interest is payable monthly.  Beginning April 1, 2012, there is an unused commitment fee of 25 basis points associated with the line of credit on any unused availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility.  The degree of impact would vary depending on the level of borrowings.  Using our level of long-term debt at March 31, 2012 of $2.8 million, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $28,000 per year.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2012.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any changes in Span-America’s internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect Span-America’s internal control over financial reporting; however, our newly-formed, wholly-owned subsidiary, Span-Canada acquired substantially all the assets of M.C. Healthcare Products Inc. (MCHP) on December 9, 2011, and we have begun to integrate  its internal controls over financial reporting with Span-America’s.  We have reviewed and evaluated MCHP’s system of internal control over financial reporting and have determined that the acquisition is not reasonably likely to materially affect Span-America’s internal control over financial reporting.  We are in the process of integrating the internal controls of Span-Canada’s MCHP business with those of Span-America.  Immediately after the acquisition, we made several changes to improve MCHP’s internal control processes, including but not limited to implementing segregation of both its financial and accounting duties, preparing reconciliations of its bank statements in the Span-America accounting department, requiring two-person approval for electronic funds transfers and implementing detailed reviews of its financial statements in the Span-America accounting department.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 1, 2012, we awarded each non-employee director 1,000 shares of our common stock as part of their regular annual board compensation.  In addition to the 1,000 shares described above, as compensation for additional duties, the chairman of the board received an additional 1,000 shares, and the chairman of the audit committee received an additional 500 shares of company common stock.  Total shares issued as compensation for calendar year 2012 under these board compensation arrangements were 8,500 shares valued at $130,390 (based on a price of $15.34 per share, which was the average of the high and low sales prices of the company’s common stock on the issue date).  These shares were issued pursuant to the 2007 Equity Incentive Plan, which was approved by shareholders in February 2007 and registered with the Securities and Exchange Commission in October 2007.

We did not purchase any of our equity securities during the fiscal quarter ended March 31, 2012.  In November 2007, the Board of Directors authorized the company to repurchase up to 138,772 shares of our common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The program may be suspended or discontinued at any time.

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

101.INS*XBRL Instance
101.SCH*XBRL Taxonomy Extension Schema
101.CAL*XBRL Taxonomy Extension Calculation
101.DEF*XBRL Taxonomy Extension Definition
101.LAB*XBRL Taxonomy Extension Labels
101.PRE*XBRL Taxonomy Extension Presentation

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

DATE:     May 15, 2012