Form 10-Q
period 2012-06-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2012-08-14
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Common Stock, No Par Value – 2,919,250 shares as of 08/10/12

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	October 1, 2011 (Note)

Assets
Current assets:
Cash and cash equivalents	$2,789,400	$2,124,406
Securities available for sale - Note 3	-	4,001,831
Accounts receivable, net of allowances of $182,000 (June 30, 2012) and $150,000 (Oct. 1, 2011)	9,152,429	6,350,360
Inventories - Note 4	7,627,899	7,669,741
Deferred income taxes	468,000	468,000
Prepaid expenses	234,449	302,310
Total current assets	20,272,177	20,916,648

Property and equipment, net - Note 5	5,501,605	5,155,528
Goodwill - Note 2	4,466,519	1,924,131
Other assets - Note 6	6,350,460	2,599,693
	$36,590,761	$30,596,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,332,207	$3,233,597
Accrued and sundry liabilities	2,991,313	2,371,288
Total current liabilities	6,323,520	5,604,885

Long-term debt	1,000,000	-
Deferred income taxes	161,000	161,000
Deferred compensation	568,489	608,992
Total long-term liabilities	1,729,489	769,992

Total liabilities	8,053,009	6,374,877

Commitments and contingencies - Note 10

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,919,250 (June 30, 2012) and 2,794,509 (Oct. 1, 2011)	2,757,359	1,111,706
Additional paid-in capital	820,186	765,988
Retained earnings	25,043,331	22,343,429
Accumulated other comprehensive loss	(83,124)	-
Total shareholders' equity	28,537,752	24,221,123

	$36,590,761	$30,596,000

Note: The Balance Sheet at October 1, 2011 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$16,937,129	$13,694,857	$58,364,557	$38,855,873
Cost of goods sold	11,789,275	8,975,282	40,999,334	25,356,974
Gross profit	5,147,854	4,719,575	17,365,223	13,498,899

Selling and marketing expenses	2,658,221	2,250,415	7,731,704	6,542,815
Research and development expenses	279,268	162,486	780,474	495,585
General and administrative expenses	1,064,464	773,425	3,304,162	2,286,446
	4,001,953	3,186,326	11,816,340	9,324,846

Operating income	1,145,901	1,533,249	5,548,883	4,174,053

Non-operating income (expense):
Other	(18,110)	5,198	(12,970)	14,394
Interest expense	(4,337)	-	(34,493)	-
Net non-operating (expense) income	(22,447)	5,198	(47,463)	14,394

Income before income taxes	1,123,454	1,538,447	5,501,420	4,188,447

Provision for income taxes	380,000	516,000	1,808,000	1,399,000
Net income	$743,454	$1,022,447	$3,693,420	$2,789,447

Net income per share of common stock - Note 8
Basic	$0.25	$0.37	$1.28	$1.01
Diluted	0.25	0.36	1.26	0.98

Dividends per common share	$0.125	$0.11	$0.345	$0.31

Weighted average shares outstanding:
Basic	2,919,250	2,789,074	2,884,191	2,772,257
Diluted	2,975,863	2,843,119	2,937,343	2,836,709

The accompanying notes are an integral part of these financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2012	July 2, 2011
Operating activities:
Net income	$3,693,420	$2,789,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899,775	603,399
Provision for losses on accounts receivable	(27,000)	53,202
Increase in cash value of life insurance	(148,302)	(109,281)
Deferred compensation	(40,503)	(38,476)
Stock compensation expense	54,198	51,431
Changes in operating assets and liabilities:
Accounts receivable	(967,016)	(27,348)
Inventories	2,241,060	(627,151)
Prepaid expenses and other assets	288,275	282,021
Accounts payable and accrued expenses	(395,736)	(173,553)
Net cash provided by operating activities	5,598,171	2,803,691

Investing activities:
Acquisition of M.C. Healthcare	(8,251,831)	-
Purchases of marketable securities	-	(2,760,000)
Proceeds from sale of securities available for sale	4,000,000	1,060,000
Purchases of property and equipment	(627,645)	(171,183)
Payments for other assets	(88,917)	(66,317)
Net cash used for investing activities	(4,968,393)	(1,937,500)

Financing activities:
Proceeds of long-term debt	9,300,000	-
Repayment of long-term debt	(8,300,000)	-
Dividends paid	(993,518)	(859,393)
Purchase and retirement of common stock		(8,292)
Common stock issued upon exercise of options	68,946	114,790
Net cash provided by/used for financing activities	75,428	(752,895)

Effect of exchange rates on cash	(40,212)
Increase in cash and cash equivalents	664,994	113,296
Cash and cash equivalents at beginning of period	2,124,406	781,195
Cash and cash equivalents at end of period	$2,789,400	$894,491

The accompanying notes are an integral part of these financial statements.

SPAN-AMERICA MEDICAL SYSTEMS, INC.
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
June 30, 2012

1. SIGNIFICANT ACCOUNTING ISSUES

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012.  For further information, refer to our Annual Report on Form 10-K for the year ended October 1, 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made on November 9, 2010 during fiscal year 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the option of 9.0 years.  No options were granted during the nine months ended June 30, 2012.

2. ACQUISITION OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. ("MCHP") for approximately $9,800,000, including cash of approximately $7,980,000 at the time of closing and approximately $354,000 post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,440,000.  MCHP manufactures medical bed frames and related products.  We funded the acquisition through a combination of cash on hand, proceeds of sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility.  The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed resulted in accounts receivable of $1,800,000, inventories of $2,200,000, prepaid assets of $50,000, equipment of $300,000, accounts payable and other current liabilities of $1,100,000 and intangibles of $4,000,000.  No cash was acquired.  The excess of the consideration transferred over the net tangible and intangible assets is reflected as goodwill of $2,500,000.  We are operating MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (Span-Canada), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America Medical Systems, Inc.  Span-Canada operates the business from MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement for approximately $260,000 per year, with an option to buy or continue the lease at the end of the lease term.  Span-Canada continues to employ former MCHP employees under substantially the same terms and conditions as they were employed by MCHP, with the exception of the president/majority shareholder who retired.  MCHP’s manufacturing employees are represented by the Sheet Metal Workers’ International Association, Local Union #540.  Span-Canada, by operation of Canadian labor law, assumed MCHP’s responsibilities under its collective agreement with the union and is the successor employer for purposes of that agreement.

For the period from December 9, 2011, the date of the acquisition, through June 30, 2012, MCHP contributed net revenues of approximately $8,311,000 and operating income of approximately $1,048,000.  These results are included in the Consolidated Financial Statements.

If the purchase had occurred on October 2, 2011, pro-forma net revenues of the combined company for the nine months ended June 30, 2012 would have been approximately $60,754,000 and would have resulted in pro-forma net income of approximately $3,825,000 or pro-forma net income per diluted share of $1.30.  See Form 8-K/A filed on February 24, 2012 for additional information.

The following table is a reconciliation of the carrying amount of goodwill resulting from the M.C. Healthcare asset acquisition at the beginning and ending of the quarter ended June 30, 2012.

Goodwill at March 31, 2012	$2,525,359
Adjustment to record contingent consideration	68,166
Decrease in foreign currency exchange rate	(51,136)
Goodwill at June 30, 2012	$2,542,389

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of June 30, 2012 and October 1, 2011, grouped by the categories described by the FASB.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policies:
June 30, 2012	$2,087,431		$2,087,431
October 1, 2011	$1,939,129		$1,939,129

Securities available for sale:
October 1, 2011	$4,001,831	$4,001,831

Securities available for sale at October 1, 2011 were variable rate demand bonds with contractual maturities ranging from 2018 to 2029.  Interest rates on these securities are reset weekly, and the bonds may be liquidated at any time with seven days advance notice.  We held no securities at June 30, 2012 because all bonds were liquidated to fund the acquisition described in Note 2.  We had no significant unrealized holding gains or losses during the nine months ended June 30, 2012.

4. INVENTORIES
The components of inventories are as follows:

	June 30, 2012	Oct. 1, 2011
Raw materials	$5,936,884	$4,441,707
Work in process	733,933	-
Finished goods	1,527,647	3,473,034
Reserve for obsolescence	(570,565)	(245,000)
	$7,627,899	$7,669,741

5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, is summarized by major classification as follows:

	June 30, 2012	Oct. 1, 2011
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,890,896	6,889,699
Machinery and equipment	8,017,242	7,094,089
Furniture and fixtures	488,346	487,775
Automobiles	11,484	9,520
	16,364,384	15,437,499
Less accumulated depreciation	10,862,779	10,281,971
	$5,501,605	$5,155,528

6. OTHER ASSETS
Other assets consist of the following:

	June 30, 2012	Oct. 1, 2011
Intangible assets, net of accumulated amortization of $236,257 (June 30, 2012)	$3,655,065	-
Patents and trademarks, net of accumulated amortization of $1,691,437 (June 30, 2012) and $1,635,243 (Oct. 1, 2011)	313,012	$310,289
Cash value of life insurance policies - Note 3	2,087,431	1,939,129
Other	294,952	350,275
	$6,350,460	$2,599,693

We have recorded intangible assets related to trade names, non-compete agreements and customer relationships, which are being amortized over periods of 2.8 to 11.8 years.

7.  PRODUCT WARRANTIES
     We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for products covered by warranties we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the nine months ended June 30, 2012  and July 2, 2011 are as follows:

	Nine Months Ended
	June 30, 2012	July 2, 2011
Accrued liability at beginning of period	$480,000	$570,000
Decreases/Increases in reserve	(135,664)	378,008
Increase in reserve as result of MCHP asset acquisition	39,000	-
Expenses	(27,336)	(384,008)
Accrued liability at end of period	$356,000	$564,000

8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator for basic and diluted earnings per share:
Net income	$743,454	$1,022,447	$3,693,420	$2,789,447

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,919,250	2,789,074	2,884,191	2,772,257
Effect of dilutive securities:
Employee stock options and restricted stock	56,613	54,045	53,152	64,452
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,975,863	2,843,119	2,937,343	2,836,709

Net income per common share:
Basic	$0.25	$0.37	$1.28	$1.01
Diluted	$0.25	$0.36	$1.26	$0.98

9.  OPERATIONS AND INDUSTRY SEGMENTS
For management and reporting purposes, we divide our business into two segments: medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

As described in Note 2, on December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare Products Inc. (MCHP).  MCHP manufactures and markets medical bed frames and related products.  M.C. Healthcare's operations are reported as part of our medical segment for the period from December 9, 2011 through June 30, 2012.

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales:
Medical	$11,618,522	$8,838,423	$34,792,619	$25,753,090
Custom products	5,318,607	4,856,434	23,571,938	13,102,783
Total	$16,937,129	$13,694,857	$58,364,557	$38,855,873

Operating profit:
Medical	$1,101,343	$1,183,933	$3,809,075	$3,379,553
Custom products	238,157	513,157	2,200,179	1,216,682
Total	1,339,500	1,697,090	6,009,254	4,596,235

Corporate expense	(193,599)	(163,841)	(460,371)	(422,182)
Other	(22,447)	5,198	(47,463)	14,394
Income before income taxes	$1,123,454	$1,538,447	$5,501,420	$4,188,447

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

RESULTS OF OPERATIONS

Overview
Sales for the third quarter of fiscal 2012 rose by 24% to $16.9 million compared with $13.7 million in the third quarter of last fiscal year.  Net income for the quarter declined 27% to $743,000, or $0.25 per diluted share, compared with $1.0 million, or $0.36 per diluted share, in the third quarter of fiscal 2011.  The increase in third quarter sales was primarily due to our acquisition of the assets of M.C. Healthcare Products Inc. as further described below.  The decline in third quarter net income was due mainly to foam raw material price increases which could not be fully passed along to customers during the quarter.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (“MCHP”).  MCHP, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market.  For their pre-aquisition fiscal year ended July 31, 2011, MCHP reported sales of CDN $12.2 million and operating profit of CDN $170,000, which includes non-recurring and owner-related expenses of CDN $1.5 million and CDN $84,000 in depreciation and amortization.

The total purchase price of the MCHP assets was approximately $9.8 million, which included $7.98 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $354,000 paid in January 2012 for a final working capital adjustment.  The 100,000 shares of Span-America common stock were valued at $1.44 million based on the average of the high and low sales prices on December 8, 2011.  We funded the asset acquisition through a combination of cash on hand, proceeds from the liquidation of our securities available for sale and $6.5 million from our revolving credit facility.  The tangible assets purchased consisted primarily of accounts receivable, inventory and manufacturing equipment.  Liabilities assumed consisted of accounts payable and accruals incurred in the ordinary course of business.  The transaction resulted in goodwill of approximately $2.5 million and other intangible assets of approximately $4.0 million.  Span-America is operating MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (which we refer to as “Span-Canada”), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America.  For reporting and management purposes, financial results for MCHP became part of our existing medical segment as of the acquisition date, December 9, 2011.

Net sales for the first nine months of fiscal 2012 rose 50% to $58.4 million compared with $38.9 million in the same period last fiscal year.  Net income increased by 32% during the first nine months of fiscal 2012 to $3.7 million, or $1.26 per diluted share, compared with $2.8 million, or $0.98 per diluted share, in the same period last fiscal year.  The year-to-date sales and earnings increases were the result of the MCHP asset acquisition and higher sales volumes in both the medical and custom products segments.  The sales increase in the medical segment came primarily from the acquisition of MCHP's assets.  In the custom products segment, the sales increase came primarily from two special promotions of consumer bedding products, one in the first quarter of fiscal 2012 and another in the second quarter of fiscal 2012.

Sales
In the medical segment, which includes MCHP, sales for the third quarter of fiscal 2012 increased 31% to $11.6 million compared with $8.8 million in the third quarter of last fiscal year.  Medical sales represented 69% of total company sales in the third quarter of fiscal 2012 and 65% in the third quarter of fiscal 2011.  Total medical sales for the third quarter consisted of $2.3 million of MCHP sales and $9.3 million in sales of Span-America’s pressure management and related products.  Sales of Span-America’s pressure management and related medical products rose 5% during the third quarter of fiscal 2012 compared with the third quarter of last fiscal year.

Sales of therapeutic support surfaces, our largest overall medical product line within the pressure management group, increased 10% to $6.1 million in the third quarter of fiscal 2012 from $5.5 million in the third quarter last fiscal year.  The increase in sales of therapeutic support surfaces was mainly the result of strong growth from our new PressureGuard® Custom Care® product line that was introduced in early fiscal 2011.  The growth in sales of these new products was partly offset by a decrease in sales of our other powered therapeutic support surface product lines due to reduced Medicare funding in the long-term care market and the related shift in customer demand toward lower cost alternatives for capital purchases.

Although patient positioner sales increased by 3% during the quarter, sales comparisons among the other medical product lines were generally down during the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011.  Sales of Risk Manager® bedside safety products decreased 8% compared with last fiscal year’s third quarter.    Sales of Selan® skin care products decreased by 1%, sales of mattress overlays were down by 3%, and sales of seating products were down by 9% during the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011.

For the first nine months of fiscal 2012, medical sales, including MCHP, increased 35% to $34.8 million compared with $25.8 million in the first nine months of fiscal 2011.  Year-to-date medical sales included MCHP sales of $8.3 million and Span-America medical sales of $26.5 million.  Sales of Span-America’s medical products other than the MCHP product lines increased 3% during the first nine months of fiscal 2012 compared with the same period last fiscal year.

Sales of therapeutic support surfaces rose by 6% to $16.6 million during the first nine months of fiscal 2012 compared with $15.6 million in the first nine months of last fiscal year.  Sales of Risk Manager® bedside safety products and seating products were down by 8% and 4%, respectively, for the first nine months of fiscal 2012 compared with the same period last fiscal year.  Compared to the first nine months of last fiscal year, year-to-date sales of medical mattress overlays decreased by 4%, and year-to-date sales of Selan skin care products increased 5%.  Patient positioner sales decreased by 1% for the first nine months of fiscal 2012 compared with the same period last fiscal year.

In the custom products segment, sales increased 9.5% to $5.32 million in the third quarter of 2012 compared with $4.86 million in the third quarter of last fiscal year.  The custom products segment consists of consumer and industrial product lines.  The increase in custom products sales came from our consumer bedding product lines where sales rose 9% in the third quarter of this fiscal year to $4.40 million compared with $4.03 million in the third quarter of last fiscal year.  The increase in consumer sales was the result of increased demand from existing retail customers, driven by product design enhancements as well as back-to-school promotional shipments in June.  Our Internet consumer bedding sales also continue to grow, increasing 47% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011.

Industrial sales, which make up the other part of the custom products segment, increased 11% to $919,000 compared with $825,000 in the third quarter of last fiscal year.  This increase was due to higher demand primarily from customers in the specialty packaging and automotive industries.

Sales in the custom products segment for the first nine months of fiscal 2012 increased 80% to $23.6 million compared with $13.1 million for the first nine months of fiscal 2011.  Consumer sales for the first nine months of fiscal 2012 increased 92% to $20.8 million compared with $10.8 million in the first nine months of fiscal 2011.  The large increase in consumer sales was the result of two special sales promotions in the retail market, one in the first quarter of fiscal 2012 and one in the second quarter of fiscal 2012.  In the other part of the custom products segment, industrial sales for the first nine months of fiscal 2012 increased 21% to $2.7 million compared with the same period last fiscal year.

Gross Profit
Gross profit for the third quarter of fiscal 2012 increased 9% to $5.1 million compared with $4.7 million in the third quarter last fiscal year due to increased sales volume in the medical and custom products segments.  Our gross margin percentage declined to 30.4% in the third quarter of fiscal 2012 compared with 34.5% in the third quarter last fiscal year.  Our gross profit margin declined due to higher foam raw material prices in both the medical and custom products segments.

Gross profit for the nine months ended June 30, 2012 increased 29% to $17.4 million compared with $13.5 million in the same period of last fiscal year.  The large increase in gross profit was primarily the result of the asset acquisition of MCHP and two special sales promotions of our consumer products in the retail market.  Our gross margin percentage declined to 29.8% for the first nine months of fiscal 2012 compared with 34.7% in the same period of fiscal 2011 due to a shift in sales mix toward the lower-margin custom products segment, higher foam raw material costs beginning in the third quarter of fiscal 2012 and a less profitable sales mix within the medical segment.  Custom products sales represented 40% of total sales for the nine months ended June 30, 2012 compared with 34% of total sales for the nine months ended July 2, 2011.

Selling, Research & Development and Administrative Expenses
Compared with the third quarter of fiscal 2011, selling and marketing expenses increased 18% to $2.7 million in the third quarter of fiscal 2012.  For the first nine months of fiscal 2012, selling and marketing expenses increased 18% to $7.7 million compared with the same period last fiscal year.  The third quarter and year-to-date expense increases were due to the addition of MCHP’s sales and marketing activities as well as higher shipping costs.  In spite of the increases in expense levels, total selling, R&D and administrative expenses declined as a percentage of sales to 20.2% in the first nine months of fiscal 2012 compared with 24.0% in the same period last year because total revenues grew at a faster rate than expenses during this period.

Research and development ("R&D") expenses rose 72% to $279,000 for the third quarter of fiscal 2012 compared with $162,000 in the third quarter of fiscal 2011 primarily due to the addition of MCHP's R&D projects and increased product development efforts for other medical products.  For the first nine months of fiscal 2012, research and development expenses increased 57% to $780,000 compared with the first nine months of last fiscal year for the same reasons.

General and administrative expenses rose by 38% to $1.1 million in the third quarter of fiscal 2012 compared with $773,000 in the third quarter of last fiscal year.  The increase was largely due to the addition of MCHP's administrative expenses, including $102,000 of acquisition-related intangibles amortization expense.  For the first nine months of fiscal 2012, administrative expenses increased 45% to $3.3 million compared with $2.3 million in the first nine months of last fiscal year.  This increase was also a result of the addition of MCHP as well as non-recurring, acquisition-related expenses of $314,000, or $.07 per diluted share after taxes, for the nine months ended June 30, 2012.

Operating Income
Operating income for the third quarter of fiscal 2012 decreased 25% to $1.1 million compared with $1.5 million in the third quarter last fiscal year.  This decline was primarily the result of foam raw material price increases.  Operating income for the nine months ended June 30, 2012 increased 33% to $5.5 million compared with $4.2 million in the same period of last fiscal year.  The increase in operating income for the year-to-date period was the result of higher sales volume in both the medical and custom products segments as a result of the MCHP asset acquisition and two special, limited-time consumer products promotions.

Non-Operating Income and Expenses
We incurred net non-operating expense of $22,000 in the third quarter of fiscal 2012 compared with net non-operating income of $5,000 in the third quarter of last fiscal year.  We incurred net non-operating expense of $47,000 for the first nine months of fiscal 2012 compared with net non-operating income of $14,000 in the same period of fiscal 2011.  The $62,000 change from income to expense in the year-to-date period was caused by an $11,000 reduction in investment income, the addition of $13,000 in interest expense and a $38,000 foreign currency exchange loss related to the December 2011 asset acquisition of MCHP.  See "Foreign Currency Exchange" below for more information.

Net Income and Dividends
Net income decreased 27% during the third quarter of fiscal 2012 to $743,000, or $0.25 per diluted share, compared with $1.0 million, or $0.36 per diluted share, in the same quarter of last fiscal year.  The decrease in earnings for the third quarter was caused by increases in raw material prices which we were unable to fully recover during the quarter.  Net income for the first nine months of fiscal 2012 increased 32% to $3.7 million, or $1.26 per diluted share, compared with $2.8 million, or $0.98 per diluted share, in the first nine months of fiscal 2011.  The increase in earnings for the year-to-date period was caused by the addition of MCHP and the significant increase in sales volume in the custom products segment.

During the first nine months of fiscal 2012, we paid dividends of $994,000, or 27% of net income.  These payments represented two quarterly dividends of $0.11 per share and one quarterly dividend of $0.125 per share.  During the first nine months of fiscal 2011, we paid dividends of $859,000, or 31% of net income.  These payments represented two quarterly dividends of $0.10 per share and one quarterly dividend of $0.11 per share.

Outlook
We expect sales and earnings for the final quarter of fiscal 2012 to be higher than those of the same period in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations during the first nine months of fiscal 2012 increased by 100% to $5.6 million compared with $2.8 million in the same period of last fiscal year.  The increase in operating cash flow during the first nine months was caused primarily by higher earnings during the period and a $2.0 million decrease in custom products inventory related to a limited-time sales promotion in the first quarter of fiscal 2012.  These positive factors affecting cash flow were partly offset by an increase in accounts receivable related to higher custom products and MCHP sales volume in the third quarter of fiscal 2012.  Major uses of cash provided by operations during the nine months ended June 30, 2012 were the purchase of the assets of MCHP for cash at closing of $8.3 million, payment of dividends of $994,000 and the purchase of other property and equipment of $628,000.

Working capital decreased by $1.4 million, or 9%, to $14.0 million at the end of the third quarter of fiscal 2012 compared with $15.3 million at the end of last fiscal year.  The decrease in working capital resulted from the liquidation of securities available for sale to fund the asset acquisition of MCHP and the increase in accrued income tax and incentive compensation during fiscal 2012.  The current ratio at June 30, 2012 decreased to 3.2 from 3.7 at fiscal year-end 2011.

Accounts receivable, net of allowances, increased 44%, or $2.8 million, to $9.2 million at the end of the third quarter of fiscal 2012 compared with $6.4 million at fiscal year-end 2011.  Approximately $1.8 million of the total $2.8 million increase came from accounts receivable purchased as part of the MCHP asset acquisition.  All of our accounts receivable are unsecured.

Inventories decreased by less than 1%, to $7.6 million at the end of the third quarter of fiscal 2012 compared with fiscal year-end 2011.  The net inventory decrease consisted of the addition of MCHP inventory of approximately $2.0 million combined with a similar reduction in Span-America’s inventory.  The reduction of Span-America inventory occurred mainly in the category of consumer products and was related to inventory already produced at October 1, 2011 for a special sales promotion.  The increase in the inventory reserve shown in Note 4 was primarily the result of the MCHP asset acquisition.  We expect inventory levels to increase during the fourth quarter of fiscal 2012 primarily in the custom products segment.

Prepaid expenses decreased 22% to $234,000 at June 30, 2012 compared to the end of fiscal 2011.

Compared with the end of fiscal 2011, net property and equipment increased by $346,000, or 7%, to $5.5 million at the end of the third quarter of fiscal 2012.  The increase was made up of $300,000 in equipment purchased as part of the MCHP  asset acquisition, $628,000 in other equipment purchases not related to the acquisition and $581,000 in depreciation expense.

We acquired substantially all the assets of MCHP, a privately-owned manufacturer and marketer of medical bed frames and related products, on December 9, 2011.  The purchase price was approximately $9.8 million.  The transaction resulted in additional goodwill of approximately $2.5 million and other intangible assets of $4.0 million.

Other assets increased 144%, or $3.8 million, to $6.4 million compared with $2.6 million at fiscal year-end mainly as a result of the addition of approximately $4.0 million in intangible assets associated with the MCHP asset acquisition.  The acquisition-related intangible assets included in other assets were made up of trade names, non-compete agreements and customer relationships.

Our accounts payable rose 3%, to $3.3 million, as of June 30, 2012 compared with fiscal year-end 2011.  This balance includes approximately $358,000 in accounts payable of MCHP as of June 30, 2012, offset by a reduction in accounts payable paid in the normal course of business during the third quarter.

Accrued and sundry liabilities increased by $620,000, or 26%, to $3.0 million compared with $2.4 million at fiscal year-end 2011.  The change was primarily due to an increase in income taxes payable and accrued incentive compensation during the third quarter of fiscal 2012.

In connection with our acquisition of the assets of MCHP, we borrowed $6.5 million under our revolving credit agreement in early December 2011.  From mid-December 2011 through June 30, 2012, we borrowed an additional $2.8 million primarily for working capital needs related to the two consumer sales promotions that took place in the first and second quarters of fiscal 2012 and the unusually high second-quarter M.C. Healthcare sales.  We repaid $8.3 million prior to June 30, 2012, leaving a balance of $1.0 million outstanding under our revolving credit facility at that date.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of MCHP.  The maximum principal amount we can borrow at any one time under the credit agreement was $13 million from December 9, 2011 to March 30, 2012 with a step down to $10 million beginning March 31, 2012 through the maturity date.  The maturity date was extended to April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the credit agreement).  The interest rate, including the margin, at June 30, 2012 was 1.08875%.  Interest-only payments are required monthly.  Beginning April 1, 2012 there is an unused line fee associated with the revolver of 25 basis points annually on any unused availability above $5.0 million, payable quarterly.  The credit agreement is unsecured; however, we have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request if an event of a default (as defined in the credit agreement) occurs.  Our obligations under the credit agreement are guaranteed by our new, wholly-owned subsidiary Span Medical Products Canada Inc.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures.  The credit agreement also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us.  Violation of loan covenants, among other things, could result in the acceleration of the term of the credit agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, our Board of Directors expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2012.  We may continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and Company conditions.  Considering prior repurchases, we are still authorized to repurchase 95,903 shares under the program.  The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2012 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during the final quarter of fiscal 2012. In April 2012, our cost of foam rose between 10% and 18%, depending on the type of foam.  We are currently taking various actions to mitigate the effect of the cost increases.  However, we can give no assurance that we will be able to fully offset these cost increases, and the failure to do so could negatively affect our profitability.  We expect that our margins will continue to be pressured by the current level of foam raw material costs.  However, we believe our fourth fiscal quarter margins will improve over third fiscal quarter levels as a result of pricing and production changes that began to take effect late in the third quarter of fiscal 2012.

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

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency.  We are subject to exchange rate fluctuations which vary based on transaction volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations, depending on currency market conditions and the timing and levels of our business activities in the U.S. and Canada.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk primarily in two areas: cash value of life insurance and our credit facility.  As of June 30, 2012, our other assets included $2.1 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to stock market, company and interest rate risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the nine months ended June 30, 2012, cash value of life insurance increased by 8%, creating non-cash, after-tax income of approximately $141,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement).  The interest rate, including the margin, at June 30, 2012 was 1.08875%.  Interest is payable monthly.  Beginning April 1, 2012, there is an unused commitment fee of 25 basis points associated with the line of credit on any unused availability over $5.0 million.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under the facility.  The degree of impact would vary depending on the level of borrowings.  Using our level of long-term debt at June 30, 2012 of $1.0 million, and assuming a constant level of debt for the entire year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2012.  Except for the integration of MCHP discussed below, there were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any changes in Span-America’s internal controls over financial reporting during the third quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect Span-America’s internal control over financial reporting; however, our newly-formed, wholly-owned subsidiary, Span-Canada acquired substantially all the assets of MCHP on December 9, 2011.  We have reviewed and evaluated MCHP’s system of internal control over financial reporting and have determined that the acquisition is not reasonably likely to materially affect Span-America’s internal control over financial reporting.  We are in the process of integrating the internal controls of Span-Canada’s MCHP business with those of Span-America.  Immediately after the acquisition, we made several changes to improve MCHP’s internal control processes, including but not limited to implementing segregation of both its financial and accounting duties, preparing reconciliations of its bank statements in the Span-America accounting department, requiring two-person approval for electronic funds transfers and implementing detailed reviews of its financial statements in the Span-America accounting department.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended June 30, 2012.  In November 2007, our Board of Directors authorized the Company to repurchase up to 138,772 shares of our common stock.  In February 2009, our Board of Directors expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  The repurchase program may be suspended or discontinued at any time.

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

DATE:     August 14, 2012