Form 10-K
period 2012-09-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2012-12-28
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 29, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___.

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

Large Accelerated Filer____	Accelerated Filer____
Non-Accelerated Filer X	Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      .  No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,589,092.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 21, 2012 was 2,922,729.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 21, 2013 are incorporated by reference into Part III.

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

We entered the replacement mattress segment of the medical market in 1992 by acquiring certain assets of Healthflex, Inc., including its PressureGuard® II therapeutic support surface.  We have since significantly expanded the PressureGuard product line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell direct and through distributors to acute care hospitals, long-term care facilities, and home health care dealers throughout the United States and Canada.

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in wound management products used in the prevention and treatment of pressure ulcers.  We are actively seeking to develop or acquire new products in this market segment.  We also seek to further develop consumer and industrial applications of our medical products.

Our products are distributed primarily in the United States and Canada and, to a lesser degree, in several countries outside North America.  Total sales outside the United States during fiscal 2012 were approximately $8.2 million or 10.7% of total net sales.  The majority of these export sales occurred in Canada.  See Note 19 – Operations and Industry Segments and Geographical Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report.

On December 9, 2011, a newly-formed, wholly-owned subsidiary of the Company, Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), acquired substantially all of the assets of M.C. Healthcare Products Inc., an Ontario corporation with its principal place of business in Beamsville, Ontario (“M.C. Healthcare”), pursuant to an Asset Purchase Agreement dated December 9, 2011 (the “Asset Purchase Agreement”) by and between the Company, Span-Canada, M.C. Healthcare, Thompson Contract Supply Company Limited, an Ontario corporation and the sole shareholder of M.C. Healthcare (“TCSC”), and Ralph Thompson, an individual and the indirect beneficial owner of a majority of the capital stock of TCSC.  M.C. Healthcare manufactured and marketed medical bed frames and related products for the long-term care market and sold them throughout Canada and the United States.  The assets purchased consisted primarily of accounts receivable, inventory, manufacturing equipment and intellectual property.  Liabilities assumed consisted primarily of accounts payable and accruals incurred in the ordinary course of business prior to the acquisition date.  The transaction resulted in goodwill of approximately $2.5 million and other intangible assets of approximately $4.0 million.

The total purchase price of the M.C. Healthcare assets was approximately $9.7 million, which included $7.9 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $354,000 paid in January 2012 for the final working capital adjustment pursuant to the asset purchase agreement.  Approximately $1.4 million of the cash portion of the purchase price under the Asset Purchase Agreement was paid from the Company’s available cash and proceeds of securities held for sale that the Company contributed to the capital of Span-Canada prior to the transaction.  The $6.5 million balance of the cash portion of the purchase price was borrowed under the Company’s Loan Agreement with TD Bank (the “Loan Agreement”).  The 100,000 shares of Span-America common stock were valued at $1.44 million based on the average of the high and low sales prices on December 8, 2011.  The issuance of the share consideration was not registered with the SEC because it was a transaction not constituting a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

The 100,000 shares of the Company’s common stock described above were placed in escrow pursuant to an Escrow Agreement dated December 9, 2011 with The Canadian Trust Company as escrow agent to secure M.C. Healthcare’s, TCSC’s and Mr. Thompson’s indemnification obligations under the Asset Purchase Agreement.  M.C. Healthcare may replace the 100,000 shares subject to the escrow with CDN $1,000,000 in cash at any time.  All then-remaining escrowed shares (or replacement cash) will be released from escrow on June 9, 2013 (18 months after closing) except for an amount equal to the amount of any indemnification claims that remain unresolved at such time.  The Asset Purchase Agreement contains representations, warranties, indemnifications and other provisions that the Company believes are common in transactions of this type.

Span-America operates Span-Canada under the registered business name M.C. Healthcare Products (“MCHP”), a division of Span Medical Products Canada Inc.  Span-Canada operates the business from MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario under a five-year lease agreement with an option to buy or continue the lease at the end of the lease term in 2016.  We report Span-Canada’s operations as part of our medical segment.

We maintain a website at http://www.spanamerica.com.  Our reports and other filings made with the SEC are available free of charge on our website, which includes a link to the Company’s filings in the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) filing database. For more information about MCHP and its products, see http://www.mchealthcare.com.

Industry Segment Data

Please see Note 19 – Operations and Industry Segments and Geographical Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales.  The table below sets forth sales of each of our product lines and segments as a percentage of our total sales for fiscal years 2012, 2011 and 2010.

	Percentage of Total Sales
Medical Segment	2012	2011	2010
Mattress overlays	4%	7%	7%
Therapeutic support surfaces	30%	41%	43%
Medical bed frames	12%	0%	0%
Patient positioners (Span-Aids)	6%	8%	8%
Seating products	3%	4%	4%
Skin care products	2%	2%	2%
Fall protection products	2%	3%	3%
Case goods	1%	0%	0%
Other medical products	1%	1%	1%
Medical total	61%	66%	68%

	Percentage of Total Sales
Custom Products Segment	2012	2011	2010
Consumer bedding	35%	28%	26%
Industrial products	4%	6%	6%
Custom Products total	39%	34%	32%

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered therapeutic support surfaces), medical bed frames and patient positioners, as well as Selan® skin care, seating and fall protection products.  We sell these products primarily in North America to customers in the major segments of the health care market, including acute care hospitals, long-term care facilities and home health care providers.

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

Therapeutic Support Surfaces.  For classification purposes, we divide our lines of therapeutic support surfaces into two groups, non-powered and powered, and we have various sub-categories within those two groups.  We generally use the terms “therapeutic support surfaces” and “mattresses” interchangeably.  Our non-powered therapeutic support surfaces fall into two main sub-categories: the Geo-Mattress® all-foam products and the non-powered portion of the PressureGuard® product line.  Geo-Mattress® products are single-density or multi-layered foam mattresses topped with the same patented Geo-Matt surface used in our overlays.

Non-powered Therapeutic Support Surfaces. In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces.  In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales.  The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped.  We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients.  In 2010, the Company launched the Geo-Mattress® UltraMax™, our most highly engineered Geo-Mattress model to date.  Developed primarily for the acute care market, the UltraMax incorporates several proprietary design features, including three-dimensional zoning, an ultra-resilient torso section, and a shear-reducing bi-directional stretch cover. Together, these premium features allow the UltraMax to deliver a level of support, comfort, and longevity that exceeds even the most rigorous challenges of the acute care environment.

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

In addition to the non-powered, static PressureGuard Renew®, we offer the PressureGuard CFT®.  This model incorporates a patented design featuring the principles of constant force technology.  The PressureGuard CFT is most appreciated for its dynamic, self-adjusting support surface feature that rivals more expensive powered surfaces in effectiveness, yet it requires no power source.

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

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss (“LAL”) mattresses.  The Easy Air incorporates several patented design innovations, which we believe allow it to overcome common performance compromises inherent in competitive low-air-loss products.  Additionally, the Easy Air is very effective at controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

In late 2010, we introduced the PressureGuard® Custom Care® series, which consists of three distinct product offerings aimed in large part at the acute care marketplace.  Two of the models, Custom Care and Custom Care Convertible, incorporate the Company’s proprietary new Shear Transfer Zone® cover design.  This patent-pending design helps eliminate the damaging effects of micro shearing, macro shearing, and rotational shearing on vulnerable skin and tissue caused when bony prominences “dig” into a support surface. Like the PressureGuard CFT, the Custom Care model provides air therapy without the need for a powered control unit.  It is designed to provide superior comfort and skin protection while requiring minimal maintenance for five years.

The PressureGuard Custom Care Convertible and Custom Care Convertible LAL models represent our first product offerings in the “convertible” category, a class of support surfaces that has become a popular option in today’s acute care market.  In their non-powered mode, Custom Care Convertible models operate as effective tissue load management surfaces for both prevention and treatment of pressure ulcers.  Both allow the addition of a powered control unit where more aggressive, dynamic therapy is desired.  When the add-on, ruggedized Custom Care Convertible control unit is clicked into position on the mattress, the caregiver is provided the option of either alternating pressure or lateral rotation.  On the LAL model, the caregiver can select either of these options while also providing a third treatment modality: microclimate management.  This proprietary, patented air delivery design, which has demonstrated long-standing clinical success on the Company’s PressureGuard Easy Air low-air-loss-surface, controls excess moisture and heat at the interface between the patient’s skin and the surface.  Both models also incorporate another Span-America feature, the Star Chamber™ air cylinder design.  The Star Chamber cylinders maximize the amount of air available within the mattress for pressure management, patient support and effective therapy.

We sell most of the powered products in the PressureGuard product line to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market.  We also sell the PressureGuard products in the acute care market, but in smaller quantities than in the long-term care and home care markets.

Bed Frames and Furniture.  Through our MCHP subsidiary, we manufacture and market the Maxxum, Advantage and Rexx series bed frames and related products.  These beds are designed primarily for the long-term care market and incorporate various industry-leading features, options and accessories that can be configured to meet individual customer needs.  In addition, we serve as a distributor of bedside furniture (case goods), chairs, tables and over-bed tables for use in long-term care facilities.  Approximately 38% of MCHP sales for fiscal 2012 were exported to the U.S., and the remaining 62% were sold in Canada.

Patient Positioners.  We sell our specialty line of patient positioners primarily under the trademark Span-Aids.  This is our original product line and consists of over 300 different foam items that aid in relieving the basic patient positioning problems of elevation, immobilization, muscle contracture, foot drop, and foot or leg rotation.  Span-Aids patient positioners hold a patient’s body in prescribed positions, provide greater patient comfort, and generally are used to aid long-term comatose patients or those in a weakened or immobilized condition. The positioners also help in the prevention of pressure ulcers by promoting more effective dispersion of pressure, heat and moisture.  Span-Aids are intended for single-patient use throughout a patient’s entire treatment program.  Among the Span-Aids products that we presently market are abduction pillows, body aligners, head supports, limb elevators and various foot and wrist positioners.  We sell patient positioners primarily to acute care hospitals and long-term care facilities through several national medical products distributors.

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

Seating products made specifically as an aid to wound healing include the Isch-Dish® and Sacral Dish® pressure relief cushions.  Seating products made for patient positioning and general pressure management include the Isch-Dish Thin, the Geo-Matt® Contour® cushion, the Equalizer®, and the EZ-Dish®.  The Equalizer contoured positioning cushion has a multi-component design that includes a viscoelastic foam top, proprietary soft polymer inserts, and a contoured base.  Like the Isch-Dish, the Equalizer is covered for reimbursement by the Medicare system in the United States.  This makes it an attractive option for durable medical equipment suppliers and rehab seating specialists.  The EZ-Dish pressure relief cushion, which uses some of the features of the original Isch-Dish design, offers a simpler, more affordable solution to the seating problems of nursing home patients.  The Geo-Wave® Cushion assists with positioning and pressure reduction for patients using specialty recliners and geri-chairs.  The Short-Wave® seat and back cushion reduces shear and assists with patient positioning in standard wheelchairs.

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

Fall Protection Products.  In December 2008, we began marketing the Risk Manager® bedside safety mat, which was a new product category for Span-America.  The Risk Manager is manufactured outside the United States, using an elastomeric gel compound and is designed to cushion the force of impact and reduce the chance of injury to a patient who falls at the bedside.  The Risk Manager is sold primarily in the long-term care market.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes.  We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America.  Sales to our two largest medical distributors combined made up approximately 21% of net sales in the medical segment during fiscal 2012.  We believe our relationships with these distributors are good.  However, the loss of either one of these customers could have a material adverse effect on our business.  See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Custom Products

Span-America’s custom products segment includes two major product lines: consumer bedding products and various engineered industrial products.  Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market.  The consumer products are marketed to retailers and directly to customers over the Internet through Louisville Bedding Company, a leading manufacturer and distributor of bedding products in North America.  Louisville Bedding is the exclusive distributor of our consumer foam products pursuant to a distribution agreement between us, which expires in December 2015.  The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.

Our industrial product line consists of specially engineered foam products used in a variety of markets, including the automotive, packaging, durable goods, electronics and water sports equipment industries.  Our largest industrial customers manufacture automobiles and specialty packaging products.  Most of our industrial products are made to order according to customer specifications and are sold primarily in the southeastern United States.

In fiscal 2012, approximately 88% of our total custom products sales were distributed through Louisville Bedding Company.  The loss of this relationship could have a material adverse effect on our business.  See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2012	2011	2010
Medical	$1,052,000	$594,000	$879,000
Custom products	48,000	49,000	59,000
Total R& D expense	$1,100,000	$643,000	$938,000

Please see information under the heading “Results of Operations Fiscal 2012 vs. 2011,”  “Selling, Research & Development and Administrative Expenses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on research and development expenses.

Competition

Medical.  In the medical market segment, we face significant competition for sales of the three main categories of therapeutic support surfaces.  These are powered air therapy support surfaces, non-powered air therapy support surfaces and therapeutic foam support surfaces.

Competition in the therapeutic support surface market is based on a variety of factors including product performance, ease of use, patient safety features, price and durability.  Customers often select a product based on these criteria after conducting a formal clinical evaluation.

Chief competitors include Hill-Rom Holdings (Hill-Rom), Kinetic Concepts, Invacare Corporation, Joerns Healthcare, and Medline Industries.  These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell nationwide directly to hospitals, distributors, long-term care facilities and original equipment manufacturers.

Many of these competitors are larger and have greater resources than Span-America.  We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, rapid delivery capabilities and responsiveness to customer requirements.  Many smaller national and regional players also participate in this segment, with varying market segments and resources.

Competition within the foam mattress overlay and patient positioner categories is primarily based on price, selection and delivery.  We believe that Span-America is one of the largest nationwide suppliers of mattress overlays and patient positioners to the U.S. health care market.  Our primary competitors in these categories include Joerns Healthcare and Covidien PLC.

Span Medical Products Canada.  Created through the December 2011 acquisition of M.C. Healthcare Products in Beamsville, Ontario Canada, this division faces competition for sales in the long-term care market both from manufacturers and national distributors of long-term care beds and related furniture.  Price as well as product features and performance, quality, delivery and brand recognition all play a part in selection of a particular product.  Additionally, the ability to offer packages that include a variety of products as well as financing can also influence the buying decision.  The purchase decision may also be based on a mixture of the preceding factors.

Several of the primary competitors in the long-term care market for beds and furniture are the same as those in the support surfaces segment.  These include Joerns Healthcare, Invacare Corporation, Hill-Rom and Medline.  Another major player is GF Health Products ("Graham-Field").  These competitors are larger than Span Medical Products Canada and use their own sales forces, manufacturer's representatives, distributors or a combination to sell their products to long-term care facilities.  While the acquired M.C. Healthcare operation has historically been smaller than its major competitors, the product line has a strong reputation for high quality, innovative products combined with excellent customer service.

Custom Products.  In the custom products segment, we routinely encounter significant competition for our mattress pad and pillow products.  The competition is principally based on price, which is largely determined by foam density and thickness.  However, competition also exists due to variations in product design and packaging.  There are presently a number of companies with the manufacturing capability to produce similar bedding products.  Our primary competitors in this market are Sleep Innovations, Inc., E.R. Carpenter Company and Sinomax, Inc., most of which are larger and have greater resources than Span-America.  We also have a number of competitors in the market for our industrial products, including Hibco Plastics, CelloFoam North America, Inc., UFP Technologies, Inc. and Foam-Tech.  These competitors are larger and have greater resources than Span-America, including large, nationwide sales forces.  The competition for industrial foam products is largely based on price.  In many instances, however, design, product quality and delivery capabilities are also important.  We believe that our competitive advantages in the custom products segment include our distribution relationship with Louisville Bedding Company, innovative product designs, manufacturing and foam fabrication capabilities, low cost manufacturing processes and responsiveness to customer requirements.

During recent years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China.  Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products.  It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam.  Memory foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate.  Because memory foam is more difficult to cut and shape than traditional foam, it is more difficult for us to differentiate our products from those of our competitors.  Consequently, the memory foam mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs.  In addition, since memory foam is significantly more expensive and more dense than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products into the U.S. market.  This is generally because retail prices of memory foam products are significantly higher than comparable traditional foam products, which generates much higher revenue per square foot of retail shelf space and lowers shipping costs as a percent of sales value.

Major Customers

We have an agreement with Louisville Bedding Company to distribute our consumer foam products.  Sales to Louisville Bedding during fiscal 2012 made up approximately 34% of our total net sales and approximately 88% of sales in the custom products segment.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 18 – Major Customers and Note 19 – Operations and Industry Segments and Geographical Areas in the Notes to Consolidated Financial Statements below for more information on major customers.  The loss of any of these major customers could have a material adverse effect on our business.

Seasonal Trends

Seasonal trends within our medical segment are generally not material to our operations.  However, we periodically have significant seasonal fluctuations within our custom products segment.  The custom products segment consists of our consumer and industrial product lines.  We occasionally experience significant fluctuations within our consumer bedding products due to seasonal promotions with our retail customers.  Historically, these consumer promotions have commonly occurred during our first and fourth fiscal quarters, ending in December and September, respectively.  The consumer products promotions are arranged on a case-by-case basis with our retail customers and our marketing partner, Louisville Bedding Company.  Consequently, it is possible to have several promotions within a fiscal year or none at all, depending on market and competitive conditions.  We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

Span-America holds 17 United States patents and 11 foreign patents relating to various components of our therapeutic support surfaces and seating products for the medical segment.  We have also filed additional patent applications.  We believe that these patents are important to our business.  However, while we have a number of products covered by patents, there are competitive alternatives available, sales of which are not restricted by our patents.  Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include those on our PressureGuard and seating products.  The PressureGuard patents have remaining lives ranging from two to nine years with additional patents pending.  The seating patents have remaining lives ranging from one to seven years.

We hold 38 federally registered trademarks and 18 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish, in the medical and consumer segments.  Other federal registration applications are presently pending.  We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

Raw Materials and Backlog

Approximately 85% of our raw materials consist of polyurethane foam, nylon/vinyl mattress covers and tubes, motors, pneumatic pumps, blowers, bed actuators, steel and metal stampings.  In addition, we use corrugated shipping containers, polyethylene plastic packaging material and hook-and-loop fasteners.  We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on price increases for polyurethane foam.

As of September 29, 2012, we had unshipped (or open) orders of approximately $7.3 million, which represented a 6% increase as compared to our open orders of $6.9 million at fiscal year-end 2011.  The majority of the open orders at both fiscal year-ends 2012 and 2011 were from a consumer customer for seasonal promotional items that were shipped within 45 days of year-end.  Open orders at September 29, 2012 include approximately $876,000 of orders for Span-Canada which we did not own at October 1, 2011.  We expect to fill all orders open as of September 29, 2012 in the 2013 fiscal year.

Employees

We had 344 full-time employees as of September 29, 2012 (298 in the United States and 46 in Canada).  Of these employees, 249 were manufacturing personnel.  Span-America is not a party to any collective bargaining agreement in the United States and has never experienced an interruption or curtailment of operations due to labor controversy.

On December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare, located in Beamsville, Ontario.  The manufacturing employees of this facility (26 employees at September 29, 2012) are members of the Sheet Metal Workers’ International Association, Local Union #540 (the “Union”), whose employment is governed by a collective agreement with the Union that was assumed by operation of Canadian labor law by our new Canadian subsidiary in connection with the asset acquisition.  This collective agreement expired by its terms on October 31, 2012.  A new collective agreement has been negotiated and ratified by a vote of the Union members.  There has been no work interruption or curtailment of operations as a result of the negotiations on the new agreement.  The new collective agreement is currently being finalized, and we believe its terms are at least as favorable as those in the previous agreement.  We do not anticipate any material adverse change in our MCHP operations as a result of the new collective agreement.  We expect the new agreement to be finalized and signed during January 2013.  MCHP had 46 total employees on September 29, 2012.  We believe that our relations with our employees are good in both the United State and Canada.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant.  ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties.  Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there.  All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices.  The certification is subject to reassessment at six-month intervals.  We have maintained our certification based on the results of ISO audits conducted during fiscal year 2012.

The Canadian Food and Drugs Act, and the Medical Devices Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale and advertisement of medical devices, including the bed frames made through Span Medical Products Canada Inc., Span-America's wholly-owned subsidiary, which are considered Class I medical devices.  The Medical Devices Regulations require, among other things, that Class I medical device manufacturers who sell medical devices hold a medical device establishment license and file various reports.  In addition, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada.  We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other regulatory requirements.

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

Item 1A.  Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a material decline in earnings.  Many of our medical products are sold through large national distributors in the United States and Canada.  We do not maintain long-term distribution agreements with most of these distributors.  Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis.  With minimal notice, either party can generally end these supplier-customer relationships.  Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline.  Our largest customers in the medical segment are McKesson Medical-Surgical and Cardinal Health, which accounted for 11% and 10%, respectively, of sales in the medical segment in fiscal 2012.  In addition, all of our consumer foam products are sold through our exclusive distributor, Louisville Bedding Company, under a marketing and distribution agreement that expires in December 2015.  The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date.  Sales to Louisville Bedding Company accounted for 34% of sales for the Company in fiscal 2012 and 88% of sales in the custom products segment.

For more information on major customers and information on our business segments, see the discussions under Item 1. “Business – Major Customers,” Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships,” Item 1. “Business – Industry Segment Data – Custom Products,” Note 18 – Major Customers and Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements.

The current weakness in the U.S. economy combined with uncertainties about healthcare reform and tax policy could cause our sales to decline, which in turn could have a material negative effect on our earnings.  The largest volume product lines within our medical segment are our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces.  These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies.  We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables.  Consequently, sales of our support surfaces and bed frames are likely to be more sensitive to general economic weakness than other medical product lines in our business.  Also, uncertainties about tax policy and the full implementation of healthcare reform could cause our customers to delay, reduce or cancel capital expenditure plans, which could slow sales particularly within our support surface and bed frame product lines.  Therapeutic support surface sales made up 30% of total Company sales during fiscal 2012 and increased 7% during the year compared with fiscal 2011.  Sales of bed frames, which resulted from the M.C. Healthcare acquisition, made up 12% of total Company sales during fiscal 2012.  Sales of therapeutic support surfaces and bed frames could decline if the economy remains weak or worsens or if healthcare reform and changes in tax policy result in reduced demand from our customers.

In addition, our industrial products are sold primarily to the automotive, packaging and water sports industries, as well as various other manufacturers.  Our industrial business has historically been more affected by general economic trends than other Span-America product lines.  Therefore an economic downturn is likely to have a greater effect on sales of industrial products than on other product lines in our business.  Sales of industrial products could decline if the economy remains weak or worsens.

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

Current weaknesses or downturns in the U.S. and global economies could also have a material adverse effect on the business or financial condition of one or more of our key customers or distributors or on several customers and distributors that, in the aggregate, account for a material portion of our sales. Such an adverse effect on our customers or distributors could, in turn, have a material adverse effect on our own business and/or financial condition as a result of a loss or material reduction in our sales to such customers or distributors and also, potentially, our inability to collect material accounts receivable (which accounts receivable are unsecured) owed to us by such customers or distributors if they become unable to pay their debts.

Our acquisition of M.C. Healthcare in December 2011 introduces several new risks for the Company, including those related to business integration, international operations, foreign exchange and impairment of goodwill or other intangible assets.  Although we have no current plans to make significant changes to the operations of M.C. Healthcare, our efforts to integrate the various operational processes of Span-America and M.C. Healthcare could result in temporary business disruptions or inefficiencies.  In addition, the change in ownership could precipitate changes in M.C. Healthcare’s relationships with key customers or suppliers.  These events could have a negative effect on our earnings performance.  While we believe that the M.C. Healthcare acquisition will prove to be successful and improve our financial performance, we cannot guarantee that the acquisition will not materially and adversely affect our results of operations and financial condition.  There are risks inherent with any acquisition such as retaining key employees and the risk that unexpected liabilities may arise from the M.C. Healthcare acquisition.

M.C. Healthcare’s manufacturing facility is located in Beamsville, Ontario, Canada.  We are leasing the current facility under a five-year lease agreement as described elsewhere in this report.  As a result, we will be operating in a foreign country under different laws, regulations and customs, all of which will add potential new risks and costs to the Company.

Prior to the acquisition, Span-America had no material foreign exchange risk.  As a result of the acquisition, we now manufacture and sell products in the U.S. and Canada.  Revenues and costs are incurred in both U.S. and Canadian dollars.  We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  These foreign exchange gains or losses could have a material effect on our results of operations.

The M.C. Healthcare acquisition resulted in additional goodwill of approximately $2.5 million.  This goodwill will be evaluated at least annually for possible impairment.  If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition.

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

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases.  The cost of polyurethane foam represented approximately 43% of our total cost of goods sold in fiscal 2012.  An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability.  Besides polyurethane foam, our other major raw material categories include therapeutic support surface covers made of various water-proof fabrics, vinyl bags, vinyl air cylinders, electronic components for beds and support surfaces, motors, pneumatic pumps, blowers, corrugated boxes, bed actuators, steel and metal stampings.  Raw materials are our single largest cost category, representing approximately 75% of our total cost of goods sold in fiscal 2012.  Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

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

In connection with our acquisition of M.C. Healthcare on December 9, 2011, we signed a 5-year commitment to lease the 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario, Canada from M.C. Healthcare’s former parent corporation, Thompson Contract Supply Company Limited, at $265,000 per year with an option to buy the property or continue the lease for an additional five years.  We consider the Beamsville, Ontario facilities suitable and adequate for the conduct of the business acquired from M.C. Healthcare, which is part of our medical products segment.

Item 3.  Legal Proceedings

From time to time we are a party to various legal actions arising in the normal course of business.  We believe that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there currently are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN.  As of December 21, 2012, there were 2,922,729 common shares outstanding, 168 shareholders of record and approximately 1,650 beneficial shareholders.  The closing price of Span-America’s stock on December 21, 2012 was $17.51 per share.

The high and low sales prices for the Company’s Common Stock in each of the last eight fiscal quarters are shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2012
High	$15.00	$16.99	$18.40	$17.75	$18.40
Low	13.13	14.07	16.00	14.97	13.13

For Fiscal 2011
High	$15.48	$15.97	$15.49	$15.69	$15.97
Low	13.79	13.97	14.12	12.99	12.99

In November 2012, the Board of Directors declared a special cash dividend of $1.00 per share. The Board of Directors also declared a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and regular quarterly dividend were payable December 4, 2012, to shareholders of record on November 21, 2012.

The Company has paid a regular quarterly cash dividend since January 1990.  In May 2010, the Board declared a special cash dividend of $1.00 per share paid on June 4, 2010.  In April 2011, the Board increased the quarterly dividend to $0.11 per share from $0.10 per share. In May 2012, the Board increased the quarterly dividend to $0.125 per share from $0.11 per share.  We expect the Company to continue to pay quarterly dividends for the foreseeable future, though the Board may discontinue paying dividends at any time.  Future dividend payments will depend upon the Company’s earnings and liquidity position.  See the discussion of our revolving bank credit facility in Note 11 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for a description of restrictions on our ability to pay dividends and repurchase our stock, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

We did not purchase any of our equity securities during the fiscal quarter ended September 29, 2012.  The Company announced on November 28, 2007 that the Board of Directors authorized the Company to repurchase up to 138,772 shares of its common stock.  On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may repurchase an additional 95,903 shares in the future.  The program may be suspended or discontinued at any time.  See Note 11 – Revolving Credit Facility in the Notes to the Consolidated Financial Statements for restrictions on purchasing equity shares.

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

The following graph sets forth the performance of the Company’s Common Stock for the five-year period from September 29, 2007 through September 29, 2012, compared to the Russell MicroCap Index and a peer group index.  The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of September 29, 2012.  The companies included in the peer group index are shown below.  All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SPAN-AMERICA MEDICAL SYSTEMS, INC.,
THE RUSSELL MICROCAP INDEX
 AND A PEER GROUP

Assumes $100 invested on September 29, 2007.
Assumes dividends reinvested.  Fiscal year ended September 29, 2012.

COMPANIES INCLUDED IN PEER GROUP INDEX
Standard Industry Classification Code 3842
at September 29, 2012

Align Technology, Inc.	Allied Healthcare Products, Inc.	Andover Medical, Inc.
Capital Group Holdings, Inc.	Cardima, Inc.	Chad Therapeutics, Inc.
Creative Learning Corp.	Edwards Lifesciences Corp.	Exactech, Inc.
Golden Century Resources Ltd.	Hansen Medical, Inc.	Healthnostics, Inc.
Heritage Worldwide, Inc.	Internal Fixation Systems, Inc.	Intuitive Surgical, Inc.
Invacare Corp.	Lakeland Industries, Inc.	Mako Surgical Corp.
Medical Action Industries Inc.	Medical Solutions Management, Inc.	Milestone Scientific Inc.
Mine Safety Appliances Co.	Nano Mask, Inc.	Pathfinder Cell Therapy
Patient Safety Technologies, Inc.	Paychest Inc.	PC Group Incorporated
Point Blank Solutions, Inc.	Refocus Group, Inc.	RTI Biologics, Inc.
Steris Corp.	Symmetry Medical, Inc.	United Health Products, Inc.
Unwall International Inc.	West Pharmaceutical Services, Inc.	Winner Medical Group Inc.
Wound Management Technologies, Inc.	Wright Medical Group, Inc.	Zimmer Holdings, Inc.

Item 6.  Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2012	2011	2010	2009	2008
For the year:
Net sales	$76,146	$52,578	$52,356	$55,867	$59,265
Gross profit	23,522	18,144	19,421	20,208	20,395
Operating income	7,510	5,475	6,734	6,868	7,518
Income from continuing operations	5,215	3,699	4,506	4,705	4,919
Net income	5,215	3,699	4,506	4,684	4,869
Cash flow from operations	6,865	2,997	3,758	6,806	5,250
Capital expenditures for continuing operations	684	191	271	355	692

Per share:
Income from continuing operations:
Basic	$1.80	$1.33	$1.65	$1.72	$1.77
Diluted	1.77	1.30	1.59	1.68	1.71
Net income:
Basic	$1.80	$1.33	$1.65	$1.72	$1.76
Diluted	1.77	1.30	1.59	1.67	1.70
Cash dividends declared (1)	0.47	0.42	1.40	0.36	0.34

(1) Cash dividends declared include a special dividend of $1.00 per share in 2010.

Five-Year Financial Summary
(Amounts in thousands, except per share and employee data)

	2012	2011	2010	2009	2008

At end of year:
Working capital	$14,530	$15,312	$11,868	$10,858	$8,048
Property and equipment - net	5,391	5,156	5,685	6,159	6,569
Total assets	37,648	30,596	27,212	26,835	24,113
Long term debt	-	-	-	-	700
Shareholders' equity	30,080	24,221	21,379	20,573	17,332
Book value per share	10.30	8.67	7.75	7.59	6.28
Number of employees from continuing operations	344	255	218	212	253

Key ratios:
Return on net sales (1)	6.8%	7.0%	8.6%	8.4%	8.2%
Return on average shareholders' equity (1)	19.2%	16.2%	21.5%	24.7%	31.3%
Return on average total assets (1)	15.3%	12.8%	16.7%	18.4%	20.3%
Current ratio	3.2	3.7	3.4	3.0	2.5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products.  Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments.  In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids® and Isch-Dish® products.  We manufacture and market medical bed frames including the Maxxum, Rexx, and Advantage series bed frames as well as related case goods, tables and seating products for the long-term care market.  We also market the Risk Manager® bedside safety mat, which is manufactured to our specifications by a third-party supplier.  We license and market, but do not manufacture, Selan® skin care products.  In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market.  Our consumer mattress pads and pillows are marketed by our exclusive distributor, Louisville Bedding Company.  We sell the industrial product line directly to our customers through our own sales force instead of using distributors.

RESULTS OF OPERATIONS FISCAL 2012 VS. 2011

Summary
Fiscal 2012 net sales increased 45% to $76.1 million compared with $52.6 million in fiscal 2011 and benefited from growth in the medical and custom products segments and from the acquisition of M.C. Healthcare.  The $23.6 million increase in sales included organic growth of $13.4 million and $10.2 million from the M.C. Healthcare acquisition as further described below.  Net income for fiscal 2012 rose to $5.2 million, or $1.77 per diluted share, an increase of 41% from $3.7 million, or $1.30 per diluted share, in fiscal 2011.  The earnings increase for fiscal 2012 was the result of higher overall sales volume, the M.C. Healthcare acquisition and a lower rate of increase in SG&A expenses compared with the prior year.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (“M.C. Healthcare” or “MCHP”).  MCHP, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market.  For their pre-acquisition fiscal year ended July 31, 2011, MCHP reported sales of CDN $12.2 million and operating profit of CDN $170,000, which included non-recurring and owner-related expenses of CDN $1.5 million and CDN $84,000 in depreciation and amortization.

The total purchase price for the MCHP assets was approximately $9.7 million, which included $7.9 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $354,000 paid in January 2012 for the final working capital adjustment.  The 100,000 shares of Span-America common stock were valued at $1.44 million based on the average of the high and low sales prices on December 8, 2011.  We funded the asset acquisition through a combination of cash on hand, proceeds from the liquidation of our securities available for sale and $6.5 million from our revolving credit facility.  The tangible assets purchased consisted primarily of accounts receivable, inventory and manufacturing equipment.  Liabilities assumed consisted of accounts payable and accruals incurred in the ordinary course of business.  The transaction resulted in goodwill of approximately $2.5 million and other intangible assets of approximately $4.0 million.  Span-America is operating MCHP under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (which we refer to as “Span-Canada”), which is a newly-formed British Columbia corporation and wholly-owned subsidiary of Span-America.  For reporting and management purposes, financial results for MCHP became part of our existing medical segment as of the acquisition date, December 9, 2011.

Sales
Medical segment sales rose 34% to $46.5 million in fiscal 2012 compared with sales of $34.7 million in fiscal 2011. M.C. Healthcare is included in the medical segment and accounted for 87% of the medical segment sales growth compared with the prior fiscal year.  The remaining growth in medical sales was primarily from our lines of therapeutic support surfaces.  Therapeutic support surfaces are our largest medical product line, making up 49% of our medical segment sales in fiscal 2012 and 61% in fiscal 2011.  We sell these products to long-term care facilities, home care dealers and acute-care hospitals throughout the United States and Canada.  Sales of therapeutic support surfaces increased 7% in fiscal 2012 as a result of higher sales of our PressureGuard® Custom Care® support surfaces launched in fiscal 2011 and our broad line of Geomattress® support surfaces.

Performance in our other medical product lines included a 7% increase in sales of the Risk Manager bedside safety mat.  Selan skin care sales increased 3%, while sales of seating products increased 5% during the same period.  Sales of our Span-Aids patient positioners decreased by 2% during fiscal 2012 compared with fiscal 2011, and sales of mattress overlays declined 6% during fiscal 2012.  Medical sales accounted for 61% of total net sales in fiscal year 2012 and 66% in fiscal year 2011.

Our custom products segment consists of bedding products for the consumer market and specialty foam products for the industrial market. Sales in the custom products segment increased 66% in fiscal 2012 to $29.7 million compared with $17.8 million in fiscal 2011. Within this segment, consumer sales rose 77% to $26.3 million compared with $14.8 million in fiscal 2011.  The majority of sales growth in the custom products segment was due to consumer bedding sales that resulted from several limited-time promotions with our retail customers during fiscal 2012.  The remaining portion of the increase came from higher demand from existing customers related to product enhancements as well as the addition of new customers.  Our Internet consumer bedding sales also continued to grow, increasing 159% during fiscal 2012 to approximately $740,000 compared with fiscal 2011.  All of our consumer products are sold through our marketing and distribution partner, Louisville Bedding Company.

Industrial sales, which make up the other part of the custom products segment, increased 14% to $3.4 million in fiscal 2012 compared with $3.0 million in fiscal 2011.  This increase was due to higher demand primarily from customers in the specialty packaging and automotive industries.

Gross Profit
Our gross profit increased by 30% during fiscal 2012 to $23.5 million compared with $18.1 million in fiscal 2011.  The increase in gross profit was primarily the result of the asset acquisition of MCHP and two special sales promotions of our consumer products in the retail market.  Gross margin decreased to 30.9% for fiscal 2012 from 34.5% in fiscal 2011.  The decrease in gross margin was caused by higher foam raw material prices in both the medical and custom products segments, a shift in sales mix toward the lower-margin custom products segment and a less profitable sales mix within the medical segment.  Sales in the custom products segment made up 39% of total net sales in fiscal year 2012 compared with 34% in fiscal 2011.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 20%, to $10.4 million (13.7% of net sales) in fiscal 2012 compared with $8.7 million (16.6% of net sales) in fiscal 2011.  The increase occurred in the medical segment and was primarily the result of the acquisition of M.C. Healthcare and higher commission and freight expense as a result of the growth in sales volume.

Total research and development expenses increased 71% to $1.1 million in fiscal 2012 compared with $643,000 in fiscal 2011.  The increase was the result of new product development efforts for both M.C. Healthcare and Span-America’s base medical business.  We incur almost all of our research and development expenses in the medical segment for the development of new products, new features of existing products and design improvements.  Our R&D expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.

General and administrative expenses increased 36% to $4.5 million in fiscal 2012 from $3.3 million in fiscal 2011.  The expense increase during fiscal 2012 resulted primarily from the M.C. Healthcare acquisition and higher incentive compensation expenses in fiscal 2012.  MCHP acquisition-related expenses included $349,000 of intangibles amortization expense and $319,000 ($.07 per diluted share after taxes) in non-recurring, acquisition transaction costs for the fiscal year 2012.  Partially offsetting these increases were income of $183,000 in fiscal 2012 from the cash value of life insurance compared with $33,000 in fiscal 2011.

In spite of the increases in expense levels, total selling, R&D and administrative expenses declined as a percentage of sales to 21.0% in fiscal 2012 compared with 24.1% in fiscal 2011 because total revenues grew at a faster rate than expenses during this period.

Operating Income
Operating income increased 37% in fiscal 2012 to $7.5 million compared with $5.5 million in fiscal 2011.  In the medical segment, operating income for fiscal 2012 increased by 15% to $5.3 million compared with $4.7 million in fiscal 2011.  Operating income in the custom products segment increased 84% to $2.8 million in fiscal 2012 compared with $1.5 million in fiscal 2011.  The increase in operating income for the year was the result of higher sales volume in both the medical and custom products segments as a result of the MCHP asset acquisition and two special, limited-time consumer products promotions.

Non-Operating Income and Expenses
We incurred net non-operating expense of $44,000 in fiscal 2012 compared with net non-operating income of $19,000 in fiscal 2011.  The $63,000 change from income to expense was caused by a $13,000 reduction in investment income, the addition of $21,000 in interest expense and a foreign currency exchange loss of $29,000 related to the December 2011 asset acquisition of M.C. Healthcare.  We incurred no interest expense in fiscal 2011.  See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility and “Foreign Currency Exchange” below for more information.

Net Income and Dividends
Net income for fiscal 2012 rose to $5.2 million, or $1.77 per diluted share, an increase of 41% from $3.7 million, or $1.30 per diluted share, in fiscal 2011. The earnings increase for fiscal 2012 was the result of higher overall sales volume, the M.C. Healthcare acquisition and a lower rate of increase in SG&A expenses compared with the prior year. The M.C. Healthcare acquisition contributed after-tax income of $734,000, or $0.25 per diluted share, from the closing date of December 9, 2011, through fiscal year-end 2012 and accounted for approximately 48% of the total increase in net income for fiscal 2012 compared with the prior fiscal year.  During fiscal 2012, we paid dividends of $1.4 million, or 26% of net income for the year.  This amount consisted of two quarterly dividends of $0.11 per share and two quarterly dividends of $0.125 per share.

In November 2012, the Board of Directors declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and regular quarterly dividend were paid on December 4, 2012, to shareholders of record on November 21, 2012.  This was our 92nd consecutive quarterly dividend and our fourth special cash dividend payment.

RESULTS OF OPERATIONS FISCAL 2011 VS. 2010

Summary
Total sales in fiscal 2011 were $52.6 million compared with $52.4 million in fiscal 2010. Medical sales decreased 2% to $34.7 million due primarily to lower sales of therapeutic support surfaces.  Custom products sales for fiscal 2011 increased 6% compared with fiscal year 2010 to $17.8 million due to higher sales of consumer bedding products.  Compared with fiscal year 2010, net income for fiscal year 2011 declined 18% to $3.7 million, or $1.30 per diluted share, because of lower sales volume in the medical segment, a less profitable sales mix within our medical segment and our consumer product lines, increased raw material costs and higher administrative expenses.

Sales
Total sales in our core medical business decreased 2% to $34.7 million in fiscal 2011 compared with $35.6 million in fiscal 2010.  The decline was due to lower sales of therapeutic support surfaces, which were down by 4% to $21.3 million during fiscal 2011, compared with $22.2 million in fiscal 2010.  Therapeutic support surfaces are our largest medical product line, making up 61% of our medical segment sales in fiscal 2011 and 62% in fiscal 2010.  Sales of therapeutic support surfaces declined in fiscal 2011 as a result of lower sales of our PressureGuard APM²® powered product line primarily due to weak economic conditions earlier in the fiscal year.  We experienced sales growth from PressureGuard Easy Air® products, our non-powered Geo-Mattress product line and the newly launched PressureGuard® Custom Care® support surfaces that partially offset the declines from other support surface product lines.

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

General and administrative expenses increased 7% to $3.3 million in fiscal 2011 from $3.1 million in fiscal 2010.  The expense increase during fiscal 2011 resulted from mostly non-recurring professional fees and other fees related to our acquisition of M.C. Healthcare as previously discussed.  These increases were partially offset by lower incentive compensation expenses in fiscal 2011.  In addition, we had income of $33,000 in fiscal 2011 from the cash value of life insurance compared with $111,000 in fiscal 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

We generated cash flow from operations of $6.9 million during fiscal 2012, which represented an increase of 129% compared with cash flow of $3.0 million in fiscal 2011.  The primary reasons for the increase in cash flow during fiscal 2012 were higher net income, as previously described, and a decrease in inventory levels during the year.  Inventory levels at fiscal year-end 2012, excluding inventory purchased in the MCHP acquisition, declined by $521,000 compared with fiscal year end 2011.  During the comparable period of fiscal year 2011, inventory levels increased by $3.5 million, primarily due to preparation for a large consumer products order that shipped in November 2011.  This swing from a $3.5 million increase in inventory in fiscal 2011 to a $521,000 inventory decrease in fiscal 2012 was the main reason for the large increase in cash flow from operations during fiscal 2012.  See below for additional information about inventory levels.

Major uses of cash provided by operations during fiscal 2012 included the purchase of the assets of MCHP for cash at closing of $8.3 million (including the final working capital adjustment), payment of dividends of $1.4 million and the purchase of other property and equipment of $684,000.

Working capital decreased by $781,000, or 5%, to $14.5 million at fiscal year-end 2012 compared with fiscal year-end 2011.  The decrease in working capital resulted from the liquidation of securities available for sale to fund the asset acquisition of MCHP and increases in accrued income tax and incentive compensation during fiscal 2012.  In addition, our current ratio decreased to 3.2 at fiscal year-end 2012 from 3.7 at fiscal year-end 2011.

Accounts receivable, net of allowances, increased 30%, or $1.9 million, to $8.2 million at the end of fiscal 2012 compared with $6.4 million at the end of fiscal 2011.  The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, decreased to 42.6 days in 2012 compared with 43.9 days in 2011.  Approximately $1.2 million included in accounts receivable at September 29, 2012 were for sales made by Span-Canada.  All of our accounts receivable are unsecured.  Certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory, net of reserves, increased by $1.7 million, or 23%, to $9.4 million at fiscal year-end 2012 compared with $7.7 million at fiscal year-end 2011.  Excluding the inventory acquired as part of the MCHP acquisition, inventory levels decreased by $521,000 during fiscal year 2012.  At September 29, 2012 our inventory included approximately $2.0 million of inventory belonging to MCHP.  The work-in-process inventory shown in Note 4 in the Notes to Consolidated Financial Statements is associated entirely with MCHP.  At year-end in both fiscal 2012 and 2011 we were holding larger than normal amounts of consumer finished goods related to an order in each respective year that shipped the subsequent November.  Inventory turns increased to 6.2 times in fiscal 2012 compared with 5.8 times in fiscal 2011.  We experienced an increase in the reserve for obsolete inventory as a result of the MCHP asset acquisition.

Our deferred income tax asset increased by 31%, or $145,000, during fiscal 2012 to $613,000 from $468,000 due mostly to incentive compensation accrued during fiscal 2012 that is not deductible for tax purposes until fiscal year 2013.

Net property and equipment increased by $235,000, or 5%, during fiscal 2012.  The increase was made up of $757,000 in depreciation expense, approximately $300,000 in equipment purchased as part of the MCHP asset acquisition and $684,000 in other equipment purchases not related to the acquisition.

On December 9, 2011, we acquired substantially all of the assets of MCHP, a privately-owned manufacturer and marketer of medical bed frames and related products.  The purchase price was approximately $9.8 million.  The transaction resulted in additional goodwill of approximately $2.5 million and other intangible assets of $4.0 million.  The acquisition-related intangible assets included in other assets were made up of trade names, non-compete agreements and customer relationships.

Other assets increased 5% to $2.4 million at fiscal year-end 2012 compared with $2.3 million at fiscal year-end 2011 mainly as a result of an increase in the cash value of corporate-owned life insurance policies.

Our accounts payable increased by 4% to $3.4 million at fiscal year-end 2012 compared with $3.2 million at fiscal year-end 2011.  The balance at fiscal year-end 2012 included approximately $474,000 in accounts payable of MCHP.  Excluding the MCHP accounts payable at fiscal year-end 2012, accounts payable would have decreased by approximately $346,000 due to normal fluctuations in accounts payable levels.  Accrued and sundry liabilities, including obligations for Span-Canada, increased by 42% during the year to $3.4 million compared with $2.4 million last year due mainly to higher levels of accrued income taxes payable and incentive compensation.

In connection with our acquisition of the assets of MCHP, we borrowed $6.5 million under our revolving credit agreement in early December 2011.  During the remainder of fiscal 2012, we borrowed additional funds primarily for working capital needs related to the two consumer sales promotions that took place in the first and second quarters of fiscal 2012 and the unusually high sales of MCHP products during the second quarter of fiscal 2012.  As of September 29, 2012, we had no borrowings under our existing revolving line of credit.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of MCHP.  The maximum principal amount we can borrow at any one time under the loan agreement is $10 million.  The maturity date was extended to April 30, 2015.  The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our leverage ratio (as defined in the agreement).  The current margin is 85 basis points.  The interest rate, including the margin, in November 2012, was 1.062%.  Interest-only payments are required monthly.  There is a 25 basis point annual fee on any unused availability above $5 million payable quarterly.  We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our new subsidiary Span Medical Products Canada Inc.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures.  The credit facility also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our wholly-owned subsidiary, Span-Canada, is not restricted in its ability to pay dividends or make distributions to the parent company.  Violation of loan covenants could result in acceleration of the term of the agreement.  We believe that we were in compliance with the loan covenants as of September 29, 2012.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  As of September 29, 2012, we had repurchased a total of 142,869 shares under the expanded program at an average price of $11.94 per share, representing a total investment of $1.7 million.  Considering these prior purchases, we are authorized to repurchase an additional 95,903 shares under the current program.  We may continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions.  The stock repurchase program, however, may be suspended or discontinued at any time.

In November 2012, the Board of Directors declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and the regular quarterly dividend were paid on December 4, 2012, to shareholders of record on November 21, 2012.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2013 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at September 29, 2012 and the future periods in which such obligations are expected to be settled in cash.  For additional information regarding these obligations, see the referenced footnotes in the Notes to Consolidated Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations - Note 20	$1,136	$271	$534	$331	$-
Purchase obligations - Note 21	2,920	730	1,460	730	-
Deferred compensation - Note 12	937	114	227	227	369
Total contractual obligations	$4,993	$1,115	$2,221	$1,288	$369

IMPACT OF INFLATION AND COST OF RAW MATERIALS

General market inflation was low in the United States and Canada during fiscal 2012 and was consequently a minor factor in our operations for the year.  However, volatility in the cost of polyurethane foam, our primary raw material in the U.S., was a significant factor for our operations during fiscal 2012.  In April 2012, our cost of foam rose between 10% and 18%, depending on the type of foam.  During the fourth quarter of fiscal 2012, we experienced decreases of approximately 5% in the costs of some of our foam raw materials.  We have taken various actions to mitigate the effect of these cost increases.  However, we can give no assurance that we will be able to fully offset these cost increases in the future, and the failure to do so could negatively affect our profitability.

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during fiscal 2013. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency.  We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions.  These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada.  For fiscal year 2012, our realized foreign currency exchange loss was $29,000.

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

In addition to the accounting policies more fully described in the Notes to Consolidated Financial Statements included in this report, we have identified the following critical accounting policies used in the preparation of our financial statements.

Allowance for Doubtful Accounts
Credit evaluations are undertaken to set credit limits for all customers.  We regularly evaluate past-due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts.  Customer financial conditions may change and increase the risk of non-collectability and may require additional provisions, which would negatively impact our operating results.  As of September 29, 2012 and October 1, 2011 our provision for doubtful accounts was approximately $233,000 and $150,000, respectively.  This represented approximately 2.8% of total accounts receivable at fiscal year-end 2012 compared with 2.4% of total accounts receivable at fiscal year-end 2011.

Reserve for Obsolete and Excess Inventories
We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production.  Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.  As of September 29, 2012, our provision for excess and obsolete inventory represented approximately 6.3% of total inventories, or approximately $595,000.  This compares with $245,000, or 3.2%, of total inventories at fiscal year-end 2011.  The increase in our inventory reserve in both dollars and percent was caused by the asset acquisition of M.C. Healthcare.

Warranty Obligations
We warrant certain of our products for specific periods of time against manufacturing or performance defects.  We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized.  The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts.  The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs.  Actual warranty cost could differ from these estimated amounts.  In addition, we receive warranties from certain suppliers of key components of our products, and we rely on these suppliers to replace or provide credit for their defective goods that might be used in our products.  Such replacements or credits reduce our direct warranty costs.  If our suppliers failed to honor their warranties, our warranty cost could increase.  We review the accrued balances on a quarterly basis and update the historical warranty cost trends.  If our estimated warranty costs were too low, we would be required to accrue additional warranty cost in the future, which would negatively affect our operating results.  Our actual warranty expense was approximately $89,000 in fiscal 2012, $493,000 in fiscal 2011, and $407,000 in fiscal 2010.  Our accrued warranty costs at September 29, 2012, were $379,000.  See Note 10 in the Notes to Consolidated Financial Statements for more information on product warranties.

Impairment of Goodwill
“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value.  The assets of our medical business include a significant amount of goodwill.  We evaluate goodwill in our medical business unit for impairment at least annually, in September, or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit.  For fiscal year-end 2012, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required.  In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results.  As of September 29, 2012, the carrying value of goodwill was $4.6 million.

Impairment of Long-Lived Assets
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

Present Value of Deferred Compensation
We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 12 “Deferred Compensation” in the Notes to Consolidated Financial Statements.  This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $2.1 million at September 29, 2012.  See Item 7A below and Notes 8 and 12 in the Notes to Consolidated Financial Statements for more information on deferred compensation and the cash value of life insurance.  We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife.  In calculating this present value we used a discount rate of 8%, which was an estimate of the effective long-term rate of return on the portfolio.  If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results.  As of September 29, 2012, we had recorded a deferred compensation liability of approximately $668,000, including current and long-term portions.  If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $27,000, and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk in three areas: cash value of life insurance, our credit facility and foreign currency exchange.

Other assets at September 29, 2012 included $2.1 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  See “Present Value of Deferred Compensation” above.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market and interest rate risk similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the fiscal year ended September 29, 2012, cash value of life insurance increased by 10%, creating after-tax income of approximately $183,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility).  Interest is payable monthly.  The interest rate at November 2012 was 1.062%.  Beginning April 1, 2012, the credit facility also includes an annual unused commitment fee of 25 basis points, payable quarterly, on any unused line of credit availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility.  The degree of impact would vary depending on the level of the borrowings.  We repaid the outstanding balance of our long-term debt during the fourth quarter of this fiscal year and had no outstanding balance as of September 29, 2012.

In addition, as a result of the MCHP acquisition, we now manufacture and sell products in the U.S. and Canada.  Revenues and costs are incurred in both U.S. and Canadian dollars.  We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  These foreign exchange gains or losses could have a material effect on our results of operations.  The exchange rate between the U.S. and Canadian dollars has been relatively stable since the MCHP acquisition.  Consequently, we do not currently actively manage our foreign exchange risk.

Item 8.  Consolidated Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.
Consolidated Financial Statements

September 29, 2012

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Span-America Medical Systems, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Span-America Medical Systems, Inc. as of September 29, 2012 and October 1, 2011 and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended September 29, 2012.  Our audits also include the financial statement schedule of Span-America Medical Systems, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of September 29, 2012 and October 1, 2011 and the results of its operations and its cash flows for each of the years in the three year period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ELLIOTT DAVIS, LLC

Greenville, South Carolina
December 28, 2012

Consolidated Statements of Comprehensive Income

	Years Ended
	September 29, 2012	October 1, 2011	October 2, 2010

Net sales	$76,146,423	$52,578,372	$52,355,662
Cost of goods sold	52,624,293	34,433,918	32,934,427
Gross profit	23,522,130	18,144,454	19,421,235

Selling and marketing expenses	10,446,961	8,737,103	8,672,544
Research and development expenses	1,100,420	643,433	937,865
General and administrative expenses	4,464,684	3,288,745	3,076,805
	16,012,065	12,669,281	12,687,214

Operating income	7,510,065	5,475,173	6,734,021

Non-operating income (expense):
Other	(23,231)	18,893	52,194
Interest expense	(20,861)	-	-
Net non-operating income (expense)	(44,092)	18,893	52,194

Income before income taxes	7,465,973	5,494,066	6,786,215
Provision for income taxes - Note 14	2,251,000	1,795,000	2,280,000

Net income	5,214,973	3,699,066	4,506,215

Other comprehensive income, after tax:
Foreign currency translation gain	284,396	-	-

Comprehensive income	$5,499,369	$3,699,066	$4,506,215

Net income per share of common stock - Note 15
Basic	$1.80	$1.33	$1.65
Diluted	$1.77	$1.30	$1.59

Dividends per common share (1)	$0.47	$0.42	$1.40

Weighted average shares outstanding:
Basic	2,892,956	2,777,820	2,737,790
Diluted	2,946,603	2,839,292	2,841,133

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2010 include a special dividend of $1.00 per share paid on June 4, 2010.

 Consolidated Balance Sheets

	September 29, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,665,302	$2,124,406
Securities available for sale - Note 3	-	4,001,831
Accounts receivable, net of allowances of $233,000 (2012) and $150,000 (2011)	8,238,266	6,350,360
Inventories - Note 4	9,418,842	7,669,741
Deferred income taxes - Note 14	613,420	468,000
Prepaid expenses	314,912	302,310
Total current assets	21,250,742	20,916,648

Property and equipment, net - Note 5	5,390,675	5,155,528
Goodwill - Note 6	4,610,615	1,924,131
Intangibles, net - Note 7	3,990,887	310,289
Other assets - Note 8	2,404,847	2,289,404
	$37,647,766	$30,596,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,360,859	$3,233,597
Accrued and sundry liabilities - Note 9	3,359,487	2,371,288
Total current liabilities	6,720,346	5,604,885

Deferred income taxes - Note 14	293,149	161,000
Deferred compensation - Note 12	554,287	608,992
Total long-term liabilities	847,436	769,992

Total liabilities	7,567,782	6,374,877

Commitments and contingencies - Notes 20 and 21

Shareholders' equity - Note 13
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,919,250 (2012) and 2,794,509 (2011)	2,757,359	1,111,706
Additional paid-in capital	838,252	765,988
Retained earnings	26,199,977	22,343,429
Accumulated other comprehensive income	284,396	-
Total shareholders' equity	30,079,984	24,221,123

	$37,647,766	$30,596,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended
	September 29, 2012	October 1, 2011	October 2, 2010
OPERATING ACTIVITIES:
Net income	$5,214,973	$3,699,066	$4,506,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	756,656	720,478	743,158
Amortization	452,670	89,218	70,133
Provision for losses on accounts receivable	32,008	36,936	26,868
Provision (Benefit) for deferred income taxes	(66,000)	164,000	455,095
Gain on sale and disposal of property and equipment	-	-	(17,902)
Increase in cash value of life insurance	(194,806)	(11,848)	(106,807)
Deferred compensation	(54,705)	(51,626)	(47,803)
Stock compensation expense	72,264	69,497	18,936
Changes in operating assets and liabilities:
Accounts receivable	(69,307)	741,736	(848,462)
Inventories	520,981	(3,534,362)	(226,061)
Prepaid expenses and other assets	256,544	441,060	(375,195)
Accounts payable and accrued and sundry liabilities	(55,964)	633,221	(440,590)
Net cash provided by operating activities	6,865,314	2,997,376	3,757,585

INVESTING ACTIVITIES:
Acquisition of M.C. Healthcare	(8,251,831)	-	-
Purchases of securities available for sale	-	(2,760,000)	(1,700,000)
Proceeds from sale of securities available for sale	4,000,000	2,460,000	1,700,000
Purchases of property and equipment	(684,327)	(191,209)	(270,576)
Proceeds from sale of property and equipment	-	-	19,500
Payments for other assets	(107,528)	(102,665)	(68,957)
Net cash used for investing activities	(5,043,686)	(593,874)	(320,033)

FINANCING ACTIVITIES:
Dividends paid	(1,358,425)	(1,166,789)	(3,856,477)
Proceeds from long-term debt	9,300,000	-	-
Repayment of long-term debt	(9,300,000)	-	-
Purchase and retirement of common stock	-	(8,292)	(346,234)
Proceeds from exercise of options for common stock	68,946	114,790	282,410
Net cash used for financing activities	(1,289,479)	(1,060,291)	(3,920,301)

Effect of exchange rates on cash	8,747	-	-
Increase (Decrease) in cash and cash equivalents	540,896	1,343,211	(482,749)
Cash and cash equivalents at beginning of year	2,124,406	781,195	1,263,944
Cash and cash equivalents at end of year	$2,665,302	$2,124,406	$781,195

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance at October 3, 2009	2,712,310	$792,466	$619,460	$19,161,414	$-	$20,573,340

Net income for the 2010 fiscal year				4,506,215		4,506,215
Common stock issued to Directors	8,500	136,085				136,085
Common stock issued on exercise of stock options	58,130	288,629				288,629
Stock repurchase	(21,476)	(346,234)				(346,234)
Stock option compensation expense			18,936			18,936
Tax benefits for stock options exercised			58,095			58,095
Cash dividends paid or declared ($1.40 per share) (1)				(3,856,477)		(3,856,477)
Balance at October 2, 2010	2,757,464	870,946	696,491	19,811,152	-	21,378,589

Net income for the 2011 fiscal year				3,699,066		3,699,066
Common stock issued to Directors	8,500	128,945				128,945
Common stock issued on exercise of stock options	29,145	120,107				120,107
Stock repurchase	(600)	(8,292)				(8,292)
Stock option compensation expense			69,497			69,497
Cash dividends paid or declared ($.42 per share)				(1,166,789)		(1,166,789)
Balance at October 1, 2011	2,794,509	1,111,706	765,988	22,343,429	-	24,221,123

Net income for the 2012 fiscal year				5,214,973		5,214,973
Foreign currency translation gain					284,396	284,396
Common stock issued for acquisition of M.C. Healthcare Products Inc.	100,000	1,441,000				1,441,000
Common stock issued to Directors	8,500	130,390				130,390
Common stock issued on exercise of stock options	16,241	74,263				74,263
Stock option compensation expense			72,264			72,264
Cash dividends paid or declared ($.47 per share)				(1,358,425)		(1,358,425)
Balance at September 29, 2012	2,919,250	$2,757,359	$838,252	$26,199,977	$284,396	$30,079,984

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2010 include a special dividend of $1.00 per share paid on June 4, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, manufactures and distributes therapeutic support surfaces, mattress overlays, patient positioners, seating cushions, skin care products and fall prevention products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada.  Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), located in Beamsville, Ontario, Canada, manufactures and sells hospital bed frames and related case goods, tables and seating products.  We are operating Span-Canada under the registered business name M.C. Healthcare Products (“MCHP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Span-Canada, its wholly-owned subsidiary.  Significant intra-entity accounts and transactions have been eliminated.

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

Property and Equipment
Property and equipment is stated at cost.  Maintenance, repairs and minor replacements that do not improve or extend the useful lives of assets are expensed when incurred.  Depreciation is computed using the straight-line method.  Estimated useful lives for buildings and land improvements range from 15 to 35 years.  The estimated useful lives of all other property and equipment range from 3 to 15 years.  For income tax purposes, substantially all depreciation is computed using accelerated methods.

Goodwill and Intangibles
Intangible assets are amortized using the straight-line method.  Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Trade names, non-compete agreements and customer relationships associated with the asset acquisition of M.C. Healthcare are being amortized over periods of 2.0 to 11.8 years, which represent the estimated remaining useful lives of the identifiable intangible assets.  Goodwill, or costs in excess of the fair value of net assets, was acquired from three separate acquisitions.  See Note 2 – Acquisition of M.C. Healthcare Products Inc.  Accumulated amortization of intangible assets at September 29, 2012 and October 1, 2011 was approximately $2,062,000 and $1,635,000, respectively.  Annually in September, we review the recoverability of the carrying value of these assets.  We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Foreign Currency Translation
The assets and liabilities of Span-Canada, operating under the name “M.C. Healthcare Products,” which uses the Canadian dollar as its functional currency, are translated into U.S. dollars at the year-end exchange rate.  Revenues and expenses are translated at weighted average exchange rates.  The resulting translation adjustments are recorded as a separate component of shareholders' equity.

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

Shipping and Handling Costs
Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $2,238,000 in 2012, $1,966,000 in 2011, and $1,784,000 in 2010.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011:  risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years.  No options were granted during fiscal years 2012 and 2010.

Fiscal Year
Our fiscal year ends on the Saturday nearest to September 30.  Fiscal years 2012, 2011 and 2010 were 52-week years.  Fiscal year 2013 will be a 52-week year.

Income Taxes
The liability method is used in accounting for federal and state income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are projected to be in effect when the differences are expected to reverse.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes and the disclosure of contingent assets and liabilities.  Although these estimates are based on our knowledge of current events and actions planned for the future, the estimates may ultimately differ from actual results.

Recently Issued Accounting Standards
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board, FASB, or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011.  We adopted this guidance in the fourth quarter of fiscal year 2012 and adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance of the financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.  These reclassifications had no material effect on previously reported results of operations or retained earnings.

2.    ACQUISITION OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. (“MCHP” or "M.C. Healthcare") for approximately $9,800,000, including cash of approximately $7,980,000 at the time of closing and approximately $354,000 for the post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,441,000.  MCHP manufactures medical bed frames and related products.  We funded the acquisition through a combination of cash on hand, proceeds from the sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility.  No cash was acquired.  The excess of the consideration transferred over the net tangible and intangible assets was reflected as goodwill of $2,500,000.

The allocation of the total consideration to the fair value of the assets acquired and liabilities assumed in U.S. dollars as of December 9, 2011 is as follows:

Receivables	$1,800,000
Inventories	2,210,000
Intangibles	3,980,000
Other current assets	60,000
Equipment	300,000
Goodwill	2,530,000
Liabilities assumed	(1,070,000)
Contingent consideration	(70,000)
Deferred tax liability	(50,000)
$9,690,000

For the period from December 9, 2011, the date of the acquisition, through September 29, 2012, MCHP contributed net revenues of approximately $10,284,000 and operating income of approximately $964,000.  These results are included in the Consolidated Financial Statements.

Pro-forma information for the years ended September 29, 2012 and October 1, 2011 as if the purchase had occurred on October 2, 2010 are below.  See Form 8-K/A filed on February 24, 2012 for additional information.

	2012	2011
Pro-forma net revenues	$78,540,000	$64,890,000
Pro-forma net income	5,350,000	4,770,000
Pro-forma net income per diluted share	$1.81	$1.62

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for the fair value measurements for financial assets and liabilities measured on a recurring basis as required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  This guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The following table summarizes information on the fair value measurement of the Company’s assets as of September 29, 2012 and October 1, 2011 grouped by the categories described above:

		Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policy	2012	$2,133,935		$2,133,935
	2011	$1,939,129		$1,939,129

Securities available for sale	2011	$4,001,831	$4,001,831

Securities available for sale at October 1, 2011 were variable rate demand notes with contractual maturities ranging from 2018 to 2029.  We had no significant unrealized holding gains or losses during fiscal years 2012, 2011 or 2010.

4.  INVENTORIES
	2012	2011
Raw materials	$5,471,177	$4,441,707
Work in process	675,701	-
Finished goods	3,866,964	3,473,034
Reserve for obsolescence	(595,000)	(245,000)
	$9,418,842	$7,669,741

5.  PROPERTY AND EQUIPMENT

	2012	2011
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,892,288	6,889,699
Machinery and equipment	7,940,067	7,094,089
Furniture and fixtures	488,346	487,775
Automobiles	11,554	9,520
	16,288,671	15,437,499
Less accumulated depreciation	10,897,996	10,281,971
	$5,390,675	$5,155,528

At September 29, 2012 we held equipment of approximately $347,000 (net of accumulated depreciation) in Canada.

6.  GOODWILL

As of September 29, 2012 and October 1, 2011, we had goodwill of $4,610,615 and $1,924,131, respectively. The goodwill is associated with the medical segment.  Goodwill has an indefinite useful life.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of MCHP.  The following table is a reconciliation of the carrying amount of goodwill resulting from the M.C. Healthcare asset acquisition on December 9, 2011 and September 29, 2012.  Under Canadian tax law, we expect 75%, or approximately $2,000,000, of the goodwill acquired in connection with the asset acquisition to be deductible for tax purposes.  See Note 2.

Beginning balance at October 1, 2011	$1,924,131
Asset acquisition on December 9, 2011	6,529,885
Adjustment for deferred taxes	53,149
Adjustment to increase inventories to fair market value	(160,281)
Adjustment to allocate total consideration to other intangibles based on valuation	(3,971,748)
Adjustment to record contingent consideration	68,166
Adjusted Goodwill at December 9, 2011	4,443,302
Increase in foreign currency exchange rate	167,313
Goodwill at September 29, 2012	$4,610,615

7.  INTANGIBLES

	2012	2011
Patents and trademarks	$2,023,060	$1,945,532
Trade names	458,493	-
Non-compete agreements	200,913	-
Customer relationships	3,370,184	-
	6,052,650	1,945,532
Less accumulated amortization	(2,061,763)	(1,635,243)
Net intangibles	$3,990,887	$310,289

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of MCHP and acquired intangibles of approximately $3,980,000.  At September 29, 2012 we had intangibles associated with the asset acquisition of MCHP of trade names, non-compete agreements and customer relationships (net of accumulated amortization of $352,628) of $3,676,962.

In addition, we had patents and trademarks (net of accumulated amortization) of $313,925 as of September 29, 2012 and $310,289 as of October 1, 2011.  The useful lives of individual patents and trademarks have been reviewed, and no material changes were required.  The intangibles and the patents and trademarks are primarily associated with the medical segment.

Amortization expense for intangibles, patents and trademarks during fiscal years 2012, 2011, and 2010 was $422,670, $64,218, and $60,132, respectively.  Estimated amortization expense for the next five fiscal years based on existing intangibles is as follows:

Fiscal years	Estimated Amortization Expense
2013	$480,000
2014	394,000
2015	379,000
2016	354,000
2017	342,000

8.  OTHER ASSETS

	2012	2011
Cash value of life insurance policies - Note 3	$2,133,935	$1,939,129
Other	270,912	350,275
	$2,404,847	$2,289,404

9.  ACCRUED AND SUNDRY LIABILITIES

	2012	2011
Salaries and other compensation	$1,591,905	$871,480
Federal and state income taxes and sales taxes	424,665	23,203
Payroll taxes accrued and withheld	131,879	94,648
Property taxes	187,383	154,577
Medical insurance	298,183	325,070
Warranty reserve - Note 10	378,643	480,000
Customer rebates	257,005	332,486
Other	89,824	89,824
	$3,359,487	$2,371,288

10.  PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers.  Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the years ended September 29, 2012 and October 1, 2011 are as follows:

	2012	2011
Accrued liability at beginning of year	$480,000	$570,000
Increase/Decrease in reserve	(51,345)	402,875
Increase in reserve as a result of MCHP asset acquisition	39,000	-
Expenses	(89,012)	(492,875)
Accrued liability at end of year	$378,643	$480,000

11.  REVOLVING CREDIT FACILITY

 We have a revolving credit facility from a bank.  The maximum principal amount we can borrow at any one time under the loan agreement is $10,000,000.  The maturity date is April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement).  The interest rate, including the margin, was 1.062% on November 1, 2012.  Interest-only payments are required monthly.  There is a 25-basis-point annual fee, payable quarterly, on any unused availability above $5,000,000.  The credit agreement is unsecured; however, we have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any.  As an exception to the restriction noted above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, there is no restriction on Span-Canada’s ability to pay dividends or make distributions to the parent company.  Violation of loan covenants could result in the acceleration of the term of the credit agreement.

We incurred approximately $21,000 of interest expense in 2012 and no interest expense in 2011 and 2010.  No amounts were outstanding under the credit facility at September 29, 2012.

12.  DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer pursuant to a retirement agreement.  The payments will be made for the longer of the executive’s remaining life or his ex-wife’s remaining life, if she survives him.  We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife.  We recognized expenses of approximately $59,000 in 2012, $62,000 in 2011, and $66,000 in 2010, related to this agreement.  An 8% discount rate was used in measuring the present value of our deferred compensation obligation.

13.  EQUITY COMPENSATION

In January 2007, the Board adopted the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by shareholders in February 2007.  The 2007 Plan authorizes the Board to grant stock-based compensation awards to our officers, directors and key employees for up to 250,000 shares of Company common stock.  Awards may be in the form of restricted stock, non-restricted stock, restricted stock units, options or stock appreciation rights (SARs).  Total awards under the 2007 Plan may not exceed 250,000 shares, of which no more than 75,000 shares may be in the form of restricted stock, non-restricted stock or restricted stock units.  The per share exercise prices of options or SARs granted under the 2007 Plan must be no less than the fair market value of a share on the grant date.  The terms and conditions of each award may be set by the Board or a committee of the Board.  The 2007 Plan will expire on December 31, 2016 unless terminated earlier in accordance with the 2007 Plan.

In March 1997, the Board adopted the 1997 Stock Option Plan (“1997 Plan”).  The 1997 Plan authorized the Board to grant options to our key officers and employees for up to 200,000 shares of our common stock.  Options granted under the 1997 Plan were generally granted at the fair market value on the date of grant.  These options become exercisable and vest at the greater of 1,000 shares per year or 20% of the grant.  Options expire 10 years from the date of grant for continuing employees, or three months after termination of employment for employees who leave the Company.  The 1997 Plan expired by its terms on October 20, 2007.  The expiration of the plan does not affect options outstanding under the plan, but no further options can be granted under the 1997 Plan.

Shown below is a summary of activity under the Company’s two stock option plans.

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Ex. Price Per Share	Number of Shares	Weighted Average Ex. Price Per Share
Balance at 10/3/09	227,500	211,336	$6.83	200,336	$6.69

Fiscal Year 2010
Granted
Exercised		(57,547)	4.91
Forfeited		(2,582)	10.52
Balance at 10/2/10	227,500	151,207	7.50	148,207	7.46

Fiscal Year 2011
Granted	(37,000)	37,000	14.90
Exercised		(28,645)	4.01
Forfeited
Balance at 10/1/11	190,500	159,562	9.84	130,962	8.74

Fiscal Year 2012
Granted
Exercised		(15,741)
Forfeited
Balance at 9/29/12	190,500	143,821	$10.44	123,621	$9.71

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2012.

			Outstanding			Exercisable
Ranges of Exercise Prices			Number of Shares	Weighted Average Ex. Price Per Share	Weighted Average Remaining Contract Life (yrs)	Number of Shares	Weighted Average Ex. Price Per Share
$ 6.18	-	$ 6.18	23,894	$6.18	0.4	23,894	$6.18
9.18	-	9.67	62,596	9.41	4.2	62,596	9.41
10.52	-	14.90	57,331	13.35	5.7	37,131	12.50
$ 6.18	-	$14.90	143,821	$10.44	4.2	123,621	$9.71

The total compensation cost related to non-vested awards not yet recognized at September 29, 2012 was $73,722.

The Board of Directors adopted a stock purchase incentive plan in February 2000.  The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock.  Plan benefits are paid in shares of Company common stock.  Benefits earned and accrued under the plan were $2,470 in 2012, $5,318 in 2011, and $7,788 in 2010.  We issued stock valued at $5,318 in 2012, leaving a vested balance of $2,470 at September 29, 2012.  The plan expired by its terms in February 2010.

14.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of September 29, 2012 and October 1, 2011 are as follows:

	2012	2011
Deferred tax liabilities:
Depreciation	$(439,000)	$(376,000)
Amortization	(57,000)	-
Total deferred tax liabilities	(496,000)	(376,000)

Deferred tax assets:
Deferred compensation	194,000	213,000
Accrued expenses	419,000	299,000
Inventory	185,000	160,000
Amortization	-	4,000
Other	18,000	7,000
Total deferred tax assets	816,000	683,000
Net deferred tax assets	$320,000	$307,000

We made cash income tax payments, net of refunds, of approximately $1,700,000, $1,514,000, and $2,592,000, in fiscal years 2012, 2011, and 2010, respectively.

Federal, state and foreign income tax provisions consist of the following:

	2012	2011	2010
Current:
Federal	$2,037,000	$1,576,000	$1,803,000
State	46,000	55,000	80,000
Foreign	234,000	-	-
	2,317,000	1,631,000	1,883,000
Deferred:
Federal	(43,000)	158,000	383,000
State	(4,000)	6,000	14,000
Foreign	(19,000)	-	-
	(66,000)	164,000	397,000
Income tax expense	$2,251,000	$1,795,000	$2,280,000

Income tax expense differs from the amounts computed by applying the statutory U.S. federal tax rate to income before income taxes as follows:

	2012	2011	2010
Computed tax at the U.S. statutory rate	$2,538,000	$1,882,000	$2,306,000
Increases (decreases):
State income taxes, net of federal tax benefit	28,000	40,000	62,000
Differences between U.S. and foreign tax rates	(107,000)	-	-
Officer's life insurance	(62,000)	(11,000)	(38,000)
Domestic production deduction	(200,000)	(156,000)	(115,000)
Other, net	54,000	40,000	65,000
Income tax expense	$2,251,000	$1,795,000	$2,280,000

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements.  Management is not aware of any uncertain tax positions as of September 29, 2012 and October 1, 2011.  In the normal course of business, we are subject to examination by taxing authorities.  We do not expect to be subject to U.S. federal or state and local income tax examinations by tax authorities in filing jurisdictions for the years before tax year 2007 and Canadian tax examinations before the tax year 2011.

Span-America files income tax returns in the U.S. and various state and local jurisdictions.  Span-Canada files separate income tax returns in Canada on an annual basis.  The resulting foreign income taxes and any applicable U.S. or foreign tax implications of intercompany transactions will be accounted for within the consolidated financial reporting of income taxes, per the requirements of ASC Topic 740.

A provision has not been made for U.S. or additional foreign taxes on $734,000 of undistributed earnings of a foreign subsidiary.  Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.  It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

15.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$5,214,973	$3,699,066	$4,506,215

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,892,956	2,777,820	2,737,790
Effect of dilutive securities:
Employee stock options	53,647	61,472	103,343
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,946,603	2,839,292	2,841,133

Net income per share:
Basic	$1.80	$1.33	$1.65
Diluted	$1.77	$1.30	$1.59

16.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements.  We match a percentage of employee contributions, with certain limitations.  Our 401(k) matching contributions amounted to approximately $190,000, $175,000, and $184,000 for the 2012, 2011, and 2010 fiscal years, respectively.

17.  RELATED-PARTY TRANSACTIONS

We had no related-party transactions during any year in the three-year period ended September 29, 2012.

18.  MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and long-term care facilities throughout the United States and Canada.  Sales to any medical customer did not exceed 10% of net sales in 2012.  Sales generated by two of these distributors amounted to approximately 9% of net sales in 2011 and 2010.

We have a business relationship with another customer to distribute certain of our consumer products.  Sales to this customer amounted to 34% of net sales in 2012, 28% of net sales in 2011 and 26% of net sales in 2010.

See Note 19 for further information about sales to major customers.

19.  OPERATIONS AND INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

For management and reporting purposes, we divide our business into two segments:  medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.  The following table summarizes certain information on industry segments:

	2012	2011	2010
Net sales:
United States	$67,981,932	$50,721,211	$50,632,653
Canada	7,920,424	1,275,494	1,535,861
Other	244,067	581,667	187,148
Total	$76,146,423	$52,578,372	$52,355,662

Net sales:
Medical	$46,452,008	$34,741,164	$35,572,689
Custom products	29,694,415	17,837,208	16,782,973
Total	$76,146,423	$52,578,372	$52,355,662

Operating profit:
Medical	$5,349,910	$4,666,538	$5,742,600
Custom products	2,797,465	1,518,916	1,628,106
Total	8,147,375	6,185,454	7,370,706

Corporate expense	(637,310)	(710,281)	(636,685)
Other (expense) income	(44,092)	18,893	52,194
Income from continuing operations before income taxes	$7,465,973	$5,494,066	$6,786,215

Identifiable assets:
Medical	$23,814,524	$15,209,839	$14,439,795
Custom products	9,030,782	7,097,568	6,016,135
Corporate	4,802,460	8,288,593	6,756,258
	$37,647,766	$30,596,000	$27,212,188

Depreciation and amortization expenses:
Operating:
Medical	$872,909	$529,050	$533,184
Custom products	336,114	280,381	279,636
Corporate	303	265	471
	$1,209,326	$809,696	$813,291

Capital expenditures:
Medical	$477,658	$159,527	$252,985
Custom products	206,669	31,682	17,591
	$684,327	$191,209	$270,576

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

Included in the consolidated balance sheet at September 29, 2012, are the net assets of Span Canada’s operations located in a single facility in Canada which total approximately $12,000,000.

We have several customers whose sales represent significant portions of sales in their respective business segments.  In the medical segment, sales to the top two distributors represented 21% of net medical sales in 2012, 28% in 2011 and 28% in 2010.  In the custom products segment, sales to one customer accounted for 88% of net custom products sales in 2012, 83% in 2011, and 82% in 2010.

20.  OPERATING LEASES

We lease truck equipment in South Carolina.  In addition, we lease a 15,000 square foot distribution facility in Utah for $6,750 a month.  The Utah facility lease is cancellable by either party with 60 days’ notice.  Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $414,000 in 2012, $138,000 in 2011, and $108,000 in 2010.

In connection with our acquisition of M.C. Healthcare on December 9, 2011, we signed a five-year commitment to lease MCHP’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario at $265,000 per year.  The lease includes a one-time option, exercisable in the last year of the initial lease term, to buy the property or renew the lease for an additional five years.

21.  COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year from 2012 through 2015.  For the fiscal years ended 2012, 2011 and 2010, purchases under this commitment were $898,000, $816,000, and $832,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

22.  QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Year
For Fiscal 2012
Net sales	$20,495	$20,933	$16,937	$17,782	$76,146
Gross profit	5,224	6,994	5,148	6,157	23,522
Operating income	1,706	2,697	1,146	1,961	7,510
Net income	1,125	1,825	743	1,522	5,215
Earnings per share
Basic	0.40	0.63	0.25	0.52	1.80
Diluted	0.39	0.62	0.25	0.51	1.77

For Fiscal 2011
Net sales	$11,707	$13,454	$13,695	$13,722	$52,578
Gross profit	3,999	4,780	4,720	4,646	18,144
Operating income	1,065	1,576	1,533	1,301	5,475
Net income	717	1,050	1,022	910	3,699
Earnings per share
Basic	0.26	0.38	0.37	0.33	1.33
Diluted	0.25	0.37	0.36	0.32	1.30

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date.  Except for the integration of MCHP discussed below, there were no changes in our internal controls over financial reporting during the last quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not make any changes in Span-America’s internal controls over financial reporting during the fourth quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect Span-America’s internal control over financial reporting; however, our newly-formed, wholly-owned subsidiary, Span-Canada acquired substantially all the assets of MCHP on December 9, 2011.  During fiscal year 2012, we have reviewed and evaluated MCHP’s system of internal control over financial reporting. As part of the evaluation we made several changes to improve MCHP’s internal control processes, including but not limited to implementing segregation of both its financial and accounting duties, preparing reconciliations of its bank statements in the Span-America accounting department, requiring two-person approval for electronic funds transfers and implementing detailed reviews of its financial statements in the Span-America accounting department.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 29, 2012.  In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of September 29, 2012, our internal control over financial reporting is effective.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2012 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2012 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2012 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of September 29, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	143,821	$10.44	190,500
Equity compensation plans not approved by security holders	0	0	0
Total	143,821	$10.44	190,500

For additional information on our stock option plans, see Note 13 in the Notes to Consolidated Financial Statements for the year ended September 29, 2012.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2012 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2012 fiscal year under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Consolidated Financial Statements and Supplementary Data, beginning on page 37.

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

21.1	Subsidiaries

23.1	Consent of Elliott Davis, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)	Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Describe		(c) Adjustments	Balance at End of Period
Year Ended September 29, 2012
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$32,000	$9,000	(a)	$60,000	$233,000
Reserve for obsolete inventory	$245,000	$127,000	$7,000	(b)	$230,000	$595,000

Year Ended October 1, 2011
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$36,900	$36,900	(a)		$150,000
Reserve for obsolete inventory	$326,000	$(46,000)	$35,000	(b)		$245,000

Year Ended October 2, 2010
Deducted from asset accounts:
Reserve for uncollectible accounts	$155,000	$26,900	$31,900	(a)		$150,000
Reserve for obsolete inventory	$340,000	$28,000	$42,000	(b)		$326,000

(a) Uncollectible accounts written off
(b) Inventory disposed of
(c) Adjustments related to acquisitions and translation

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion
Thomas D. Henrion Chairman of the Board	December 28, 2012

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
December 28, 2012