Form 10-Q
period 2012-12-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2013-02-12
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Common Stock, No Par Value – 2,949,311 shares as of February 8, 2013

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	December 29, 2012	September 29, 2012
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,676,400	$2,665,302
Accounts receivable, net of allowances of $213,000 (Dec. 29, 2012) and $233,000 (Sept. 29, 2012)	7,895,219	8,238,266
Inventories - Note 4	7,036,679	9,418,842
Deferred income taxes	613,420	613,420
Prepaid expenses	593,206	314,912
Total current assets	18,814,924	21,250,742

Property and equipment, net - Note 5	5,238,469	5,390,675
Goodwill	4,574,436	4,610,615
Intangibles, net - Note 6	3,839,272	3,990,887
Other assets - Note 7	2,452,905	2,404,847
	$34,920,006	$37,647,766

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,381,865	$3,360,859
Accrued and sundry liabilities	3,691,423	3,359,487
Total current liabilities	6,073,288	6,720,346

Deferred income taxes	292,182	293,149
Deferred compensation	540,085	554,287
Total long-term liabilities	832,267	847,436

Total liabilities	6,905,555	7,567,782

Commitments and contingencies - Note 11

Shareholders' equity
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,922,729 (Dec. 29, 2012) and 2,919,250 (Sept. 29, 2012)	2,779,785	2,757,359
Additional paid-in capital	852,515	838,252
Retained earnings	24,275,616	26,199,977
Accumulated other comprehensive income	106,535	284,396
Total shareholders' equity	28,014,451	30,079,984

	$34,920,006	$37,647,766

Note: The Balance Sheet at September 29, 2012 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	December 29, 2012	December 31, 2011

Net sales	$21,660,524	$20,494,621
Cost of goods sold	15,517,417	15,270,994
Gross profit	6,143,107	5,223,627

Selling and marketing expenses	2,671,681	2,310,052
Research and development expenses	344,965	182,281
General and administrative expenses	1,049,303	1,025,275
	4,065,949	3,517,608

Operating income	2,077,158	1,706,019

Non-operating expense:
Interest expense	(5,717)	(4,294)
Other	(4,732)	(9,757)
Net non-operating expense	(10,449)	(14,051)

Income before income taxes	2,066,709	1,691,968

Provision for income taxes	703,000	567,000
Net income	1,363,709	1,124,968

Other comprehensive loss, after tax:
Foreign currency translation loss	(177,861)	(52,337)

Comprehensive income	$1,185,848	$1,072,631

Net income per share of common stock - Note 9
Basic	$0.47	$0.40
Diluted	$0.46	$0.39

Dividends per common share (1)	$1.125	$0.11

Weighted average shares outstanding:
Basic	2,921,162	2,820,333
Diluted	2,980,192	2,870,959

The accompanying notes are an integral part of these consolidated financial statements.

(1)  Dividends per share for the three months ended December 29, 2012 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 29, 2012	December 31, 2011
Operating activities:
Net income	$1,363,709	$1,124,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,231	217,755
Provision for losses on accounts receivable	(18,846)	9,000
Increase in cash value of life insurance	(15,559)	(87,780)
Deferred compensation	(14,202)	(13,150)
Stock compensation expense	14,264	18,066
Changes in operating assets and liabilities:
Accounts receivable	344,036	(497,769)
Inventories	2,374,880	2,498,982
Prepaid expenses and other assets	(270,566)	213,202
Accounts payable and accrued expenses	(646,781)	(876,098)
Net cash provided by operating activities	3,449,166	2,607,176

Investing activities:
Acquisition of M.C. Healthcare	-	(7,897,335)
Proceeds from sale of securities available for sale	-	4,000,000
Purchases of property and equipment	(39,079)	(336,856)
Payments for other assets	(50,355)	(39,670)
Net cash used for investing activities	(89,434)	(4,273,861)

Financing activities:
Proceeds of long-term debt	-	7,000,000
Repayment of long-term debt	-	(6,000,000)
Dividends paid	(3,288,070)	(307,522)
Proceeds from exercise of options for common stock	19,955	-
Net cash (used for) provided by financing activities	(3,268,115)	692,478

Effect of exchange rates on cash	(80,519)	(7,929)

Increase (Decrease) in cash and cash equivalents	11,098	(982,136)
Cash and cash equivalents at beginning of period	2,665,302	2,124,406
Cash and cash equivalents at end of period	$2,676,400	$1,142,270

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012

1.   SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”) has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013.  For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc. ("Span-Canada"), its wholly-owned subsidiary.  Significant intra-entity accounts and transactions have been eliminated.

Foreign Currency Translation
The assets and liabilities of Span-Canada, operating under the name “M.C. Healthcare Products,” which uses the Canadian dollar as its functional currency, are translated into U.S. dollars at the quarter-end exchange rate.  Revenues and expenses are translated at weighted average exchange rates.  The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Recently Issued Accounting Standards
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years.  No options were granted during the quarters ended December 29, 2012 or December 31, 2011.

2.    ACQUISITION OF ASSETS OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through Span-Canada (a new wholly-owned subsidiary), substantially all of the assets of M.C. Healthcare Products Inc. (“MCHP” or “M.C. Healthcare”) for approximately $9,800,000, including cash of approximately $7,980,000 at the time of closing and approximately $354,000 for the post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,441,000.  MCHP manufactures medical bed frames and related products.  We funded the acquisition through a combination of cash on hand, proceeds from the sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility.  No cash was acquired.  The excess of the consideration transferred over the net tangible and intangible assets was reflected as goodwill of approximately $2,530,000.

The allocation of the total consideration to the fair value of the assets acquired and liabilities assumed in U.S. dollars as of December 9, 2011 is as follows:

Receivables	$1,800,000
Inventories	2,210,000
Intangibles	3,980,000
Other current assets	60,000
Equipment	300,000
Goodwill	2,530,000
Liabilities assumed	(1,070,000)
Contingent consideration	(70,000)
Deferred tax liability	(50,000)
$9,690,000

For the period from December 9, 2011, the date of the MCHP asset acquisition, through December 31, 2011, MCHP contributed net sales of approximately $1,042,000 and operating income of approximately $14,000.  For the Company’s fiscal quarter ended December 29, 2012, MCHP contributed net revenues of approximately $2,380,000 and an operating loss of approximately $45,000.  These results are included in the Consolidated Financial Statements for the fiscal quarters ended December 31, 2011 and December 29, 2012.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of December 29, 2012 and September 29, 2012 grouped by the categories described by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies:
December 29, 2012	$2,149,494		$2,149,494
September 29, 2012	$2,133,935		$2,133,935

4.  INVENTORIES

	December 29, 2012	September 29, 2012
Raw materials	$5,171,726	$5,471,177
Work in process	628,566	675,701
Finished goods	1,850,387	3,866,964
Reserve for obsolescence	(614,000)	(595,000)
	$7,036,679	$9,418,842

5.  PROPERTY AND EQUIPMENT

	December 29, 2012	September 29, 2012
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,892,288	6,892,288
Machinery and equipment	7,973,965	7,940,067
Furniture and fixtures	488,346	488,346
Automobiles	11,527	11,554
	16,322,542	16,288,671
Less accumulated depreciation	11,084,073	10,897,996
	$5,238,469	$5,390,675

6.  INTANGIBLES

	December 29, 2012	September 29, 2012
Patents and trademarks	$2,043,415	$2,023,060
Trade names	452,363	458,493
Non-compete agreements	198,226	200,913
Customer relationships	3,325,120	3,370,184
	6,019,124	6,052,650
Less accumulated amortization	(2,179,852)	(2,061,763)
Net intangibles	$3,839,272	$3,990,887

Changes in balances shown for trade names, non-compete agreements and customer relationships result solely from foreign currency fluctuations.

7.  OTHER ASSETS

	December 29, 2012	September 29, 2012
Cash value of life insurance policies	$2,149,494	$2,133,935
Other	303,411	270,912
	$2,452,905	$2,404,847

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

Changes in our product warranty liability for the three months ended December 29, 2012 and December 31, 2011 are as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Accrued liability at beginning of period	$378,643	$480,000
Increase/Decrease in reserve	(897)	(41,336)
Increase in reserve as a result of MCHP asset acquisition	-	39,000
Expenses	(37,606)	(18,664)
Accrued liability at end of period	$340,140	$459,000

9.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	Three Months Ended
	December 29, 2012	December 31, 2011
Numerator for basic and diluted earnings per share:
Net income	$1,363,709	$1,124,968

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,921,162	2,820,333
Effect of dilutive securities:
Employee stock options and restricted stock	59,030	50,626
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,980,192	2,870,959

Net income per share of common stock:
Basic	$0.47	$0.40
Diluted	$0.46	$0.39

10.  OPERATIONS AND INDUSTRY SEGMENTS
For management and reporting purposes, we divide our business into two segments:  medical and custom products.  This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

As described in Note 2, on December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare, which manufactures and markets medical bed frames and related products.  M.C. Healthcare’s operations are reported as part of our medical segment.

The following table summarizes certain information on industry segments:

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales:
Medical	$10,856,967	$9,435,292
Custom products	10,803,557	11,059,329
Total	$21,660,524	$20,494,621

Operating profit:
Medical	$528,839	$633,829
Custom products	1,724,349	1,171,860
Total	2,253,188	1,805,689

Corporate expense	(176,030)	(99,670)
Other expense	(10,449)	(14,051)
Income from continuing operations before income taxes	$2,066,709	$1,691,968

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of income.  In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

11.  COMMITMENTS AND CONTINGENCIES

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions.  These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Total sales for the first quarter of fiscal 2013 rose by 6% to $21.7 million compared with $20.5 million in the first quarter of last fiscal year primarily due to our acquisition of substantially all of the assets of M.C. Healthcare Products (“M.C. Healthcare” or “MCHP”) that was completed in December 2011.  Net income for the first quarter of fiscal 2013 rose 21% to $1.36 million, or $0.46 per diluted share, compared with $1.12 million, or $0.39 per diluted share, in the first quarter of fiscal 2012.  The increase in net income compared with the first quarter last fiscal year was the result of improved operating margins in our custom products segment and higher sales in the medical segment, which includes the acquisition of M.C. Healthcare.

Sales
Total sales for the first quarter of fiscal 2013 increased 6% to $21.7 million compared with $20.5 million in the first quarter of fiscal 2012.  All of the sales growth in the first quarter came from the medical segment, where sales increased 15% to $10.9 million.  Sales in the custom products segment decreased by 2% to $10.8 million in the first quarter.

In the medical segment, sales rose 15% to $10.9 million for the first quarter of fiscal 2013 compared with $9.4 million in the first quarter of fiscal 2012.  Most of the medical sales increase came from the inclusion of MCHP sales for a full quarter in the first quarter of fiscal 2013 compared with approximately three weeks following the asset acquisition in the first quarter of fiscal 2012.  MCHP sales for the first quarter of fiscal 2013 were $2.38 million compared with $1.04 million for the approximately three week period following the asset acquisition in the first quarter of the prior year.

Sales of our pressure management product lines (excluding the asset acquisition) increased by 1% to $8.5 million during the first quarter of fiscal 2013 compared with $8.4 million in the first quarter of last fiscal year.  The sales performance for these pressure management product lines consisted of sales growth within our therapeutic support surfaces, seating and fall protection product lines, mostly offset by sales decreases among our overlays, positioners and Selan® product lines.

Most of the sales growth within our pressure management products came from therapeutic support surfaces, the largest medical product line.  Sales of therapeutic support surfaces rose 6% to $5.4 million in the first quarter of fiscal 2013 compared with $5.1 million in the first quarter of fiscal 2012.  Sales of non-powered therapeutic support surfaces, including the Geomattress® and Custom Care® NP product lines, increased 30% in the first quarter of fiscal 2013 compared with the same quarter last year.  Sales of powered therapeutic support surfaces during the first quarter of fiscal 2013 decreased 11% compared with the first quarter of fiscal 2012 due to soft demand for these higher-priced capital equipment items.

Sales performance among our other medical product lines was mixed.  Sales of seating products and Risk Manager® bedside safety mats increased by 7% and 8%, respectively, in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.  Patient positioner sales decreased by 16% due to business lost as a result of unusual price competition.  Sales of mattress overlays were down 4%, and Selan® skin care sales decreased by 14% in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 due to normal quarterly fluctuations in demand from our customers in the acute care and long-term care markets.

In the custom products segment, sales decreased 2% to $10.8 million in the first quarter of fiscal 2013 compared with $11.1 million in the first quarter of fiscal 2012.  The custom products segment consists of two main product lines: consumer and industrial.  Consumer sales for the first quarter of fiscal 2013 decreased 1% to $10.0 million compared with $10.1 million in the first quarter last fiscal year.  Consumer sales levels in each of the first quarters of fiscal years 2013 and 2012 were much higher than average quarterly consumer sales volume because both quarters included successful seasonal promotions of our consumer bedding products.  These promotions were conducted in conjunction with a major retail customer and our consumer products marketing partner, Louisville Bedding Company.  Notwithstanding the promotions, total consumer sales in the first quarter of fiscal 2013 declined by 1% compared with the first quarter of fiscal 2012 due to a slight decline in sales of our everyday consumer bedding products unrelated to the seasonal promotions.  There is no assurance that the Company will participate in any future seasonal promotions involving its consumer bedding products.

Sales of industrial products decreased 21% in the first quarter of fiscal 2013 to $763,000 compared with $967,000 in the first quarter of last fiscal year due to the loss of a customer who moved their production outside the U.S.  Excluding the one lost customer, we believe our industrial business is stable, and quarter-over-quarter sales comparisons are likely to improve during the remainder of fiscal 2013.

Gross Profit
Gross profit for the first quarter of fiscal 2013 increased 18% to $6.1 million compared with $5.2 million in the first quarter of fiscal 2012.  The increase was due to sales growth in the medical segment and margin improvements in the custom products segment.  Gross margin for the first quarter of fiscal 2013 also improved, rising to 28.4% compared with 25.5% in the same quarter last year.  The increase in margin was mainly the result of manufacturing efficiency improvements related to the production of consumer products for the seasonal promotion in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.  The gross margin improvement in the custom products segment was partly offset by a slightly lower gross margin in the medical segment as a result of a less profitable sales mix of medical products and pricing pressure primarily in the capital equipment part of our medical market.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses increased 16% to $2.7 million during the first quarter of fiscal 2013 compared with $2.3 million during the first quarter of fiscal 2012 as a result of the full-quarter inclusion of M.C. Healthcare’s selling and marketing activities as well as increased selling and marketing efforts for the overall medical segment.  Almost all of the selling and marketing expense increases in the first quarter occurred in the medical segment.

Research and development expenses rose 89% to $345,000 for the first quarter of fiscal 2013 compared with $182,000 in the first quarter of fiscal 2012 mainly as a result of increased new-product development efforts for M.C. Healthcare’s beds and Span-America’s pressure management product lines.

General and administrative expenses rose 2% to $1.0 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.  The increase was caused primarily by acquisition-related amortization expenses of $109,000, reduced income from changes in the cash value of officer life insurance of $67,000 and additional MCHP administrative expenses as a result of comparing a full quarter of expenses in the first quarter this year with approximately three weeks of expenses in the first quarter last year.

Operating Income
Operating income for the first quarter of fiscal 2013 increased 22% to $2.1 million compared with $1.7 million in the first quarter last fiscal year.  The growth in operating income was the result of higher sales volume in the medical segment, primarily from the MCHP asset acquisition, and margin improvements from manufacturing efficiency gains in the custom products segment.

Non-Operating Income and Expenses
Net non-operating expense in the first quarter of fiscal 2013 declined by 26% to $10,000 compared with $14,000 in the first quarter of fiscal 2012.  This net expense decrease was caused by a reduction in foreign currency exchange loss and a decline in interest income compared with the first quarter of fiscal 2012.

Net Income and Dividends
Net income for the first quarter of fiscal 2013 increased 21% to $1.36 million, or $0.46 per diluted share, compared with $1.12 million, or $0.39 per diluted share, in the first quarter last fiscal year.  The growth in net income was the result of higher sales volume in the medical segment, primarily from the MCHP acquisition, and margin improvements from manufacturing efficiency gains in the custom products segment.

During the first quarter of fiscal 2013, we paid dividends of approximately $3,288,000, or 241% of net income.  This payment represented a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share.  The special dividend and regular quarterly dividend were paid on December 4, 2012, to shareholders of record on November 21, 2012.  This was our 92nd consecutive quarterly dividend and our fourth special cash dividend payment.  During the first quarter of fiscal 2012, we paid dividends of approximately $308,000, or 27% of net income.  This $308,000 payment represented one quarterly dividend of $0.11 per share.

Our revolving credit agreement contains restrictions regarding the payment of dividends under certain circumstances.  See the discussion below under “Liquidity and Capital Resources” regarding the terms and conditions of our revolving credit agreement.  The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013.

Outlook
We expect sales and earnings for the second quarter of fiscal 2013 to be lower than they were in the second quarter of fiscal 2012, but to compare more favorably in the second half of fiscal 2013.  Our sales results in the second quarter of fiscal 2012 included a consumer products promotion that we do not expect to be repeated in the second quarter of this fiscal year.  We also believe that sales of M.C. Healthcare products in the second quarter of fiscal 2013 are likely to be lower than they were in the second quarter of fiscal 2012 because of expected reductions in seasonal orders received during the quarter.  Sales for M.C. Healthcare products have historically increased during January through March because of a seasonal increase in health care purchases prompted by the March 31st fiscal year end for provincial budgets in Canada.  However, this seasonal increase is likely to be smaller in the second quarter of fiscal 2013 because of reductions in available government funds and changes in provincial budget priorities compared with the second quarter of fiscal 2012.

We continue to review the potential impact of the new 2.3% medical device tax that became effective on January 1, 2013.  Based on the final regulations that were issued in December 2012, we believe that most of our products will be exempt from the new tax.  If certain of our products are subject to the tax, we expect to offset the effect of the tax through increased sales prices or expense reductions.  However, we can give no assurance that we will be able to fully offset the potential effect of the new tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2013 increased to $3.4 million compared with $2.6 million in the first quarter of fiscal 2012.  The increase in operating cash flow was mainly the result of higher earnings and reductions in inventory and accounts receivable in the first quarter of fiscal year 2013 compared with the same quarter last fiscal year.  The primary use of cash provided by operations during the first quarter of fiscal 2013 was the payment of dividends of approximately $3,288,000.

Working capital decreased by $1.8 million, or 12%, to $12.7 million at the end of the first quarter of fiscal 2013 compared with fiscal year-end 2012 primarily because of reductions in accounts receivable and inventory as described below.  The current ratio at fiscal 2013 first quarter-end was down to 3.1 from 3.2 at fiscal year-end 2012 for the same reason.

Accounts receivable, net of allowances, decreased by $343,000, or 4%, to $7.9 million at the end of the first quarter of fiscal 2013 compared with $8.2 million at the end of fiscal 2012 due to normal, month-to-month fluctuations in accounts receivable balances.  All of our accounts receivable are unsecured.  Certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventories decreased by $2.4 million, or 25%, to $7.0 million at the end of the first quarter of fiscal 2013 compared with $9.4 million at fiscal year-end 2012.  The reduction of inventory occurred mostly in the category of consumer finished goods and was related to the special sales promotion that took place in November 2012.  These promotional products were produced during August through early November 2012 and shipped in November 2012.

Prepaid expenses increased by 88% to $593,000 during the first quarter of fiscal 2013 compared with $315,000 at the end of fiscal 2012.  The increase was the result of payments for deposits on product components ordered from foreign countries and payments for property and casualty insurance premiums related to the new policy year, which began in October 2012.

Compared with the end of fiscal 2012, net property and equipment decreased by $152,000, or 3%, to $5.2 million at the end of the first quarter of fiscal 2013 primarily as a result of depreciation expenses of $184,000.

Other assets increased by $48,000, or 2%, to $2.5 million as of December 29, 2012, compared with fiscal year-end 2012 as a result of increases in licensing rights and cash value of corporate-owned life insurance.

Our accounts payable decreased approximately 29% to $2.4 million as of December 29, 2012 compared with $3.4 million at fiscal year-end 2012.  The decrease was mainly the result of lower amounts owed to suppliers as a result of the completion of the seasonal consumer products promotion that was in-process at fiscal year-end 2012.

Accrued and sundry liabilities at the end of the first quarter of fiscal 2013 increased by $332,000, or 10%, to $3.7 million compared with fiscal year-end 2012.  The increase was primarily due to an increase in income taxes payable during the first quarter of fiscal 2013.

At December 29, 2012, we had no amounts outstanding under our revolving credit agreement.  The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement).  During December 2012, the margin was 85 basis points.  The interest rate, including the margin, in December 2012, was 1.0635%.  Interest-only payments are required monthly.  There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly.  We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our subsidiary Span Medical Products Canada Inc.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures.  The credit agreement also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us.  Violation of loan covenants could result in acceleration of the term of the credit agreement.  The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, our Board of Directors expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares under this program since November 2007, and we are authorized to repurchase an additional 95,903 shares in the future.  We did not repurchase any of our equity securities during the fiscal quarter ended December 29, 2012.  Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2013 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first quarter of fiscal 2013 and was consequently a minor factor in our operations for the quarter.  However, volatility in the cost of polyurethane foam, our primary raw material in the U.S., was a significant factor for our operations during fiscal 2012.  In April 2012, our cost of foam rose between 10% and 18%, depending on the type of foam.  During the fourth quarter of fiscal 2012, we experienced decreases of approximately 5% in the costs of some of our foam raw materials.  We have taken various actions to mitigate the effect of these net cost increases.  However, we can give no assurance that we will be able to fully offset these cost increases in the future, and the failure to do so could negatively affect our profitability.

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during the remainder of fiscal 2013.  See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency.  We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions.  These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada.  For the first quarter of fiscal year 2013, our realized foreign currency exchange loss was $4,700.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in four areas: commodity price risk, cash value of life insurance, our credit facility and foreign currency exchange.  The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices.  However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements.  Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material.  If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases or other expense reductions, our earnings could be materially negatively affected.  See the discussion above under “Impact of Inflation and Cost of Raw Materials” for more information.

As of December 29, 2012, our other assets included $2.1 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the quarter ended December 29, 2012, cash value of life insurance increased by 1%, creating non-cash income of approximately $14,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement).  During December 2012, the margin was 85 basis points.  Interest is payable monthly.  There is an unused commitment fee associated with the line of credit, beginning April 1, 2012 at 25 basis points annual fee on any unused availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility.  The degree of impact would vary depending on the level of borrowings.  We had no amounts outstanding under the revolver as of December 29, 2012.  Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

In addition, as a result of the MCHP asset acquisition, we now own assets in Canada and manufacture and sell products in Canada in addition to the U.S.  We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  Foreign exchange gains or losses have not had a material effect on our results of operations since the MCHP acquisition.  We do not currently hedge our foreign exchange risks because the exchange rates between the U.S. and Canadian dollars have been relatively stable since the acquisition and because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars.  Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our MCHP operating costs and liabilities are denominated in Canadian dollars.  Sales are denominated in the currency of the country in which they occur.  Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities.  The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms.  Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate.  Revenues and expenses are translated at weighted average exchange rates.  Under the exchange rates and operating conditions that existed during the three months ended December 29, 2012, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our operating income for the three-month period would have been reduced by approximately $1,000, or approximately $4,000 on an annualized basis.  Based on the exchange rate in effect on December 29, 2012, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $112,000, and our total liabilities would have increased by approximately $7,000 for a net change of approximately $105,000.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 29, 2012, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 29, 2012.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended December 29, 2012.  In November 2007, our Board of Directors authorized the Company to repurchase up to 138,772 shares of our common stock.  In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  Our Board may suspend or discontinue the repurchase program at any time.

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
Date: February 12, 2013