Form 10-Q
period 2013-03-30
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2013-05-14
CIK 718924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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
  Common Stock, No Par Value – 2,951,894 shares as of May 8, 2013

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	March 30, 2013 (Unaudited)	September 29, 2012 (Note)

Assets
Current assets:
Cash and cash equivalents	$2,576,077	$2,665,302
Accounts receivable, net of allowances of $240,000 (March 30, 2013) and $233,000 (Sept. 29, 2012)	8,672,540	8,238,266
Inventories - Note 4	6,726,784	9,418,842
Deferred income taxes	613,420	613,420
Prepaid expenses	572,101	314,912
Total current assets	19,160,922	21,250,742

Property and equipment, net - Note 5	5,225,701	5,390,675
Goodwill	4,523,728	4,610,615
Intangibles, net - Note 6	3,664,705	3,990,887
Other assets - Note 7	2,586,736	2,404,847
	$35,161,792	$37,647,766

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,890,364	$3,360,859
Accrued and sundry liabilities	2,442,697	3,359,487
Total current liabilities	5,333,061	6,720,346

Deferred income taxes	291,184	293,149
Deferred compensation	524,746	554,287
Total long-term liabilities	815,930	847,436

Total liabilities	6,148,991	7,567,782

Commitments and contingencies - Note 11

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,951,894 (March 30, 2013) and 2,919,250 (Sept. 29, 2012)	3,071,544	2,757,359
Additional paid-in capital	859,175	838,252
Retained earnings	25,140,367	26,199,977
Accumulated other comprehensive (loss)/income	(58,285)	284,396
Total shareholders' equity	29,012,801	30,079,984

	$35,161,792	$37,647,766

Note: The Balance Sheet at September 29, 2012 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$16,622,891	$20,932,807	$38,283,415	$41,427,428
Cost of goods sold	10,846,205	13,939,066	26,363,622	29,210,059
Gross profit	5,776,686	6,993,741	11,919,793	12,217,369

Selling and marketing expenses	2,590,602	2,763,431	5,262,283	5,073,483
Research and development expenses	322,782	318,925	667,747	501,206
General and administrative expenses	1,050,357	1,214,422	2,099,660	2,239,698
	3,963,741	4,296,778	8,029,690	7,814,387

Operating income	1,812,945	2,696,963	3,890,103	4,402,982

Non-operating income (expense):
Other	(24,083)	(6,626)	(28,815)	(16,383)
Interest expense	(3,125)	(4,339)	(8,842)	(8,633)
Net non-operating (expense) income	(27,208)	(10,965)	(37,657)	(25,016)

Income before income taxes	1,785,737	2,685,998	3,852,446	4,377,966

Provision for income taxes	552,000	861,000	1,255,000	1,428,000
Net income	1,233,737	1,824,998	2,597,446	2,949,966

Other comprehensive income (loss), after tax:
Foreign currency translation (loss) gain	(164,820)	185,243	(342,681)	132,906

Comprehensive income	$1,068,917	$2,010,241	$2,254,765	$3,082,872

Net income per share of common stock - Note 9:
Basic	$0.42	$0.63	$0.89	$1.03
Diluted	0.41	0.62	0.87	1.01

Dividends per common share (1)	$0.125	$0.11	$1.25	$0.22

Weighted average shares outstanding:
Basic	2,944,116	2,912,990	2,932,639	2,866,661
Diluted	2,997,192	2,965,208	2,988,692	2,918,083

The accompanying notes are an integral part of these consolidated financial statements.

(1)  Dividends per share for the six months ended March 30, 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net income	$2,597,446	$2,949,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635,518	566,157
Provision for losses on accounts receivable	9,154	(3,000)
Increase in cash value of life insurance	(99,453)	(162,740)
Deferred compensation	(29,541)	(26,301)
Stock compensation expense	20,923	36,132
Changes in operating assets and liabilities:
Accounts receivable	(478,263)	(4,266,489)
Inventories	2,645,185	2,496,888
Prepaid expenses and other assets	(106,189)	10,656
Accounts payable and accrued expenses	(1,411,271)	(420,068)
Net cash provided by operating activities	3,783,509	1,181,201

Investing activities:
Acquisition of M.C. Healthcare	-	(8,251,831)
Proceeds from sale of securities available for sale	-	4,000,000
Purchases of property and equipment	(220,473)	(584,644)
Payments for other assets	(63,151)	(61,644)
Net cash used for investing activities	(283,624)	(4,898,119)

Financing activities:
Proceeds of long-term debt	-	8,800,000
Repayment of long-term debt	-	(6,000,000)
Dividends paid	(3,657,057)	(628,612)
Common stock issued upon exercise of options	147,665	68,946
Net cash (used for) provided by financing activities	(3,509,392)	2,240,334

Effect of exchange rates on cash	(79,718)	10

Decrease in cash and cash equivalents	(89,225)	(1,476,574)
Cash and cash equivalents at beginning of period	2,665,302	2,124,406
Cash and cash equivalents at end of period	$2,576,077	$647,832

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013

1.   SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013.  For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), its wholly-owned subsidiary.  Significant inter-company accounts and transactions have been eliminated.

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

Recently Issued Accounting Standards
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years.  No options were granted during the six months ended March 30, 2013 or during fiscal year 2012.

2.    ACQUISITION OF ASSETS OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through Span-Canada (a new wholly-owned subsidiary), substantially all of the assets of M.C. Healthcare Products Inc. (“MCHP” or “M.C. Healthcare”) for approximately $9,800,000, including cash of approximately $7,980,000 at the time of closing and approximately $354,000 for the post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,441,000.  MCHP manufactures medical bed frames and related products.  We funded the acquisition through a combination of cash on hand, proceeds from the sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility.  No cash was acquired from MCHP.  The excess of the consideration transferred over the net tangible and intangible assets was reflected as goodwill of approximately $2,530,000.

The allocation of the total consideration to the fair value of the assets acquired and liabilities assumed in U.S. dollars as of December 9, 2011 is as follows:

Receivables	$1,800,000
Inventories	2,210,000
Intangibles	3,980,000
Other current assets	60,000
Equipment	300,000
Goodwill	2,530,000
Liabilities assumed	(1,070,000)
Contingent consideration	(70,000)
Deferred tax liability	(50,000)
$9,690,000

For the Company’s second fiscal quarter ended March 30, 2013, Span-Canada contributed net revenues of approximately $3,500,000 and operating income of approximately $589,000 compared to the same period last year when net revenues were approximately $4,900,000 and operating income was approximately $1,100,000.  For the six months ended March 30, 2013, Span-Canada contributed net sales of approximately $5,900,000 and operating income of approximately $545,000.  For the period from December 9, 2011, the date of the MCHP asset acquisition, through March 31, 2012, Span-Canada contributed net sales of approximately $6,000,000 and operating income of approximately $1,115,000.  These results are included in the Consolidated Financial Statements for the fiscal quarters ended March 30, 2013 and March 31, 2012.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of March 30, 2013 and September 29, 2012 grouped by the categories described by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policies:
March 30, 2013	$2,233,388		$2,233,388
September 29, 2012	$2,133,935		$2,133,935

4.  INVENTORIES

	March 30, 2013	September 29, 2012
Raw materials	$5,127,459	$5,471,177
Work in process	697,382	675,701
Finished goods	1,495,943	3,866,964
Reserve for obsolescence	(594,000)	(595,000)
	$6,726,784	$9,418,842

5.  PROPERTY AND EQUIPMENT

	March 30, 2013	September 29, 2012
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,892,288	6,892,288
Machinery and equipment	8,149,256	7,940,067
Furniture and fixtures	488,346	488,346
Automobiles	11,488	11,554
	16,497,794	16,288,671
Less accumulated depreciation	(11,272,093)	(10,897,996)
	$5,225,701	$5,390,675

6.  INTANGIBLES

	March 30, 2013	September 29, 2012
Patents and trademarks	$2,056,211	$2,023,060
Trade names	443,708	458,493
Non-compete agreements	194,434	200,913
Customer relationships	3,261,500	3,370,184
	5,955,853	6,052,650
Less accumulated amortization	(2,291,148)	(2,061,763)
Net intangibles	$3,664,705	$3,990,887

Changes in balances shown for trade names, non-compete agreements and customer relationships result solely from foreign currency fluctuations.

7.  OTHER ASSETS

	March 30, 2013	September 29, 2012
Cash value of life insurance policies - Note 3	$2,233,388	$2,133,935
Other	353,348	270,912
	$2,586,736	$2,404,847

8.  PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold.  The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer.  At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs that may be incurred under our warranties.  The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any estimated cost recovery from suppliers.  Although historical warranty costs have been within our estimations, there can be no assurance that future warranty costs will not exceed historical amounts.  We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the six months ended March 30, 2013 and March 31, 2012 are as follows:

	Six Months Ended
	March 30, 2013	March 31, 2012
Accrued liability at beginning of period	$378,643	$480,000
Increase (Decrease) in reserve	37,403	(41,698)
Increase in reserve as a result of MCHP asset acquisition	-	39,000
Expenses	(68,674)	(87,202)
Accrued liability at end of period	$347,372	$390,100

9.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Numerator for basic and diluted earnings per share:
Net income	$1,233,737	$1,824,998	$2,597,446	$2,949,966

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,944,116	2,912,990	2,932,639	2,866,661
Effect of dilutive securities:
Employee stock options and restricted stock	53,076	52,218	56,053	51,422
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,997,192	2,965,208	2,988,692	2,918,083

Net income per share of common stock:
Basic	$0.42	$0.63	$0.89	$1.03
Diluted	$0.41	$0.62	$0.87	$1.01

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
Medical	$12,034,860	$13,738,805	$22,891,827	$23,174,097
Custom products	4,588,031	7,194,002	15,391,588	18,253,331
Total	$16,622,891	$20,932,807	$38,283,415	$41,427,428

Operating profit:
Medical	$1,783,907	$2,073,903	$2,312,746	$2,707,732
Custom products	170,579	790,162	1,894,928	1,962,022
Total	1,954,486	2,864,065	4,207,674	4,669,754

Corporate expense	(141,541)	(167,102)	(317,571)	(266,772)
Other expense	(27,208)	(10,965)	(37,657)	(25,016)
Income before income taxes	$1,785,737	$2,685,998	$3,852,446	$4,377,966

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of comprehensive income.  In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

11.  COMMITMENTS AND CONTINGENCIES

From time to time we are defendants in legal actions involving claims arising in the normal course of business.  We believe that, as a result of legal defenses and insurance arrangements, none of these actions should have a material adverse effect on our operations or financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties.  We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions.  These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in (a) “Part II, Item 1A. Risk Factors” below, (b) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, (c) other risks referenced in our Securities and Exchange Commission filings or (d) other unanticipated risks.  We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview
Total sales for the second quarter of fiscal 2013 decreased by 21% to $16.6 million compared with $20.9 million in the second quarter of last fiscal year.  The decline in sales for the second quarter of fiscal 2013 compared with the second quarter last fiscal year was the result of lower sales volumes in both the medical and custom products segments.  Compared with the second quarter of fiscal 2012, sales in the medical segment decreased by 12% in the second quarter of fiscal 2013 to $12.0 million because of lower sales volume within our M.C. Healthcare product lines.  The M.C. Healthcare sales decrease was caused by a reduction in seasonal orders from Canadian provincial governments as a result of changes in these governments’ spending priorities for healthcare products.  In the custom products segment, second quarter fiscal 2013 sales decreased 36% to $4.6 million compared with the second quarter last year due mainly to lower sales volume in our consumer bedding product lines.  Consumer bedding sales were down because the second quarter last fiscal year included a special promotion that was not repeated in the second quarter this year and because of weak demand at the retail level.  See below for additional information on sales performance.

Net income for the second quarter of fiscal 2013 declined 32% to $1.2 million, or $0.41 per diluted share, compared with the second quarter of fiscal 2012 primarily because of the lower sales levels described elsewhere in this report.

For the first half of fiscal 2013, net sales decreased 8% to $38.3 million compared with $41.4 million in the same period last fiscal year.  Net income decreased by 12% during the first six months of fiscal 2013 to $2.6 million, or $.0.87 per diluted share, compared with the same period last fiscal year.  The year-to-date sales and earnings decreases were the result of lower sales volumes primarily in the custom products segment.  Sales in the custom products segment decreased by 16% to $15.4 million for the first six months of fiscal 2013 compared with the same period of fiscal 2012 mainly because a seasonal promotion that occurred in the second quarter of fiscal 2012 was not repeated in the second quarter of fiscal 2013.

Medical Sales – Second Quarter Fiscal 2013
In the second quarter of fiscal 2013, sales in the medical segment declined 12%, or $1.7 million, to $12.0 million compared with $13.7 million in the second quarter of fiscal 2012.  Most of the decrease in medical sales came from our M.C. Healthcare product lines, which declined 35% to $3.2 million in the second quarter this fiscal year from $4.9 million in the second quarter last fiscal year because of a reduction in seasonal orders received from Canadian provincial governments.  Sales of M.C. Healthcare products are generally seasonally high in the second quarter of our fiscal year, which ends on the Saturday closest to March 31st, because of larger-than-usual purchases by several Canadian provincial governments in advance of their March 31st fiscal year-end.  The volume of these seasonal orders was lower in the second quarter this fiscal year than they were last fiscal year because of changes in the Canadian provincial governments’ healthcare spending priorities this year.

  Sales of Span-America’s pressure management and related medical products remained level at $8.8 million during the second quarter of fiscal 2013 compared with the second quarter of last fiscal year.  Medical sales represented 72% of total company sales in the second quarter of fiscal 2013 compared with 66% in the second quarter of fiscal 2012.  The sales performance for these pressure management product lines consisted of sales growth within our therapeutic support surface and Selan® product lines, offset by sales decreases among our overlays, positioners, seating and fall protection product lines.

Within our pressure management product lines, sales of therapeutic support surfaces rose 6% to $5.7 million in the second quarter of fiscal 2013 compared with $5.4 million in the second quarter of fiscal 2012.  Most of that sales growth came from our newest therapeutic support surfaces, the PressureGuard Custom Care® series and the Geo-Mattress Ultramax™.

Sales performance among our other medical product lines was mixed.  Selan® skin care sales increased by 43% in the second quarter of fiscal 2013 compared with the second quarter of last year due to special purchases from a long-time customer.  Sales of seating products and Risk Manager® bedside safety mats decreased by 10% and 15%, respectively, in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.  Patient positioner sales in the second quarter this fiscal year decreased by 17% compared with the second quarter last fiscal year due to business lost as a result of unusual price competition, and sales of mattress overlays in the second quarter this fiscal year were down 10% compared with the second quarter last fiscal year.

Medical Sales – Year-to-Date Fiscal 2013
For the first half of fiscal 2013, total medical sales decreased 1% to $22.9 million compared with $23.2 million in the first half of fiscal 2012.  Sales of M. C. Healthcare products in the first half of fiscal 2013 were $5.6 million, down 7% from $6.0 million in the first half of fiscal 2012 because of lower seasonal orders from Canadian provincial governments in the second quarter of fiscal 2013 as described above.  We acquired the M.C. Healthcare assets in December 2011, so the first half of 2012 included only four months of M. C. Healthcare sales compared with six months for the first half of this fiscal year.  The additional two months' sales volume during the first half of this fiscal year did not fully offset the decline in second quarter seasonal sales caused by lower orders from Canadian provincial governments.

In the remaining part of the medical segment, sales of our pressure management product lines increased 1% to $17.3 million during the first half of fiscal 2013 compared with the same period last fiscal year.  Sales of therapeutic support surfaces rose by 6% to $11.1 million during the first half of fiscal 2013 compared with $10.5 million in the first half of last fiscal year.  Sales of Selan skin care products were up by 11%, but sales of Risk Manager® bedside safety products and seating products were down by 5% and 1%, respectively, for the first half of fiscal 2013 compared with the same period last fiscal year.  Compared with the first half of last fiscal year, sales of medical mattress overlays in the first half of this fiscal year decreased by 7%.  Patient positioner sales were down by 17% for the first half of fiscal 2013 compared with the same period last year due to business lost as a result of unusual price competition.

Custom Products Sales – Second Quarter Fiscal 2013
In the custom products segment, sales decreased 36% to $4.6 million in the second quarter of fiscal 2013 compared with $7.2 million in the second quarter of fiscal 2012.  The custom products segment consists of two main product lines: consumer and industrial.  Consumer sales for the second quarter of fiscal 2013 decreased 39% to $3.9 million compared with $6.3 million in the second quarter last fiscal year.  Consumer sales levels in the second quarter of fiscal 2012 included a $1.5 million special sales promotion of our consumer bedding products which was not repeated in the second quarter of fiscal 2013.  The remainder of the consumer sales decline in the second quarter this fiscal year came from the combination of weak demand at the retail level and an inventory reduction by a large retail customer.

Sales of industrial products decreased 16% in the second quarter of fiscal 2013 to $723,000 compared with $859,000 in the second quarter of last fiscal year due to the loss of a customer in the third quarter of last fiscal year that moved its manufacturing outside the U.S.  That lost business was partially offset by continued sales growth to customers in the automotive market.

Custom Products Sales – Year-to-Date Fiscal 2013
Sales in the custom products segment for the first half of fiscal 2013 decreased 16% to $15.4 million compared with $18.3 million for the first half of fiscal 2012.  Consumer sales in the first half of fiscal 2013 decreased 15% to $13.9 million compared with $16.4 million in the first half of fiscal 2012.  The year-to-date consumer sales decline was caused by lower consumer sales in the second quarter of fiscal 2013 as described above.  In the other part of the custom products segment, industrial sales in the first half of this fiscal year decreased 19% to $1.5 million compared with the same period last fiscal year primarily because of the lost business described above.

Gross Profit
Gross profit for the second quarter of fiscal 2013 decreased 17% to $5.8 million compared with $7.0 million in the second quarter of fiscal 2012 due to lower sales volume during the quarter.  Gross margin for the second quarter of fiscal 2013 increased to 34.8% from 33.4% in the same quarter last fiscal year because of a more profitable sales mix in the second quarter of fiscal year 2013.

For the year-to-date in fiscal 2013, gross profit decreased 2% to $11.9 million compared with $12.2 million in the same period last fiscal year.  This decrease in gross profit was primarily caused by lower sales volume in the custom products segment in the first half of fiscal 2013 compared with the same period last year.

Our gross margin percentage for the first six months of fiscal 2013 increased to 31.1% compared with 29.5% in the same period of fiscal 2012 for two reasons: (1) a shift in the sales mix from the lower-margin custom products segment toward the higher-margin medical segment and (2) a more profitable sales mix within our medical segment due to sales growth from our therapeutic support surfaces.  Medical sales made up 60% of total sales in the first six months of fiscal 2013 compared with 56% in the same period in fiscal 2012.

Selling, Research & Development and Administrative Expenses
Selling and marketing expenses decreased 6% to $2.6 million during the second quarter of fiscal 2013 compared with $2.8 million during the second quarter of fiscal 2012 primarily as a result of reduced commission costs related to lower sales volume in the medical segment.  For the first half of fiscal 2013, selling and marketing expenses increased 4% to $5.3 million compared with the same period last fiscal year as a result of the addition of the M.C. Healthcare product lines as well as higher shipping costs.

Research and development expenses increased 1% to $323,000 for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.  For the year-to-date in fiscal 2013, research and development expenses increased 33% to $668,000 compared with the first half of last fiscal year mainly as a result of increased new-product development efforts for our medical segment.

General and administrative expenses declined 14% to $1.1 million in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.  The decrease was caused primarily by lower expenses for incentive compensation and professional fees.  For the year-to-date in fiscal 2013, administrative expenses decreased 6% to $2.1 million compared with $2.2 million in the first half of last fiscal year.  This decrease was the result of non-recurring, acquisition-related expenses of $300,000, or $.07 per diluted share after taxes, for the six months ended March 31, 2012, partially offset by an increase in amortization expense on acquisition-related intangible assets for the same period in fiscal 2013.

Operating Income
Operating income for the second quarter of fiscal 2013 decreased 33% to $1.8 million compared with a record $2.7 million in the second quarter last fiscal year because of lower sales volume during the quarter.  Operating income for the first six months of fiscal 2013 decreased 12% to $3.9 million compared with $4.4 million in the same period last fiscal year for the same reason.

Non-Operating Income and Expenses
Net non-operating expense in the second quarter of fiscal 2013 increased to $27,000 compared with $11,000 in the second quarter of fiscal 2012.  This second quarter of fiscal 2013 net expense increase was caused by an increase in foreign exchange loss compared with the second quarter of fiscal 2012.  Net non-operating expense in the first six months of fiscal 2013 increased to $38,000 compared with $25,000 in the same period of fiscal 2012 for the same reason.

Net Income and Dividends
Net income for the second quarter of fiscal 2013 decreased 32% to $1.2 million, or $0.41 per diluted share, compared with a record $1.8 million, or $0.62 per diluted share, in the second quarter last fiscal year.  The decline in net income was the result of lower sales volume in the medical and custom products segments.  Net income for the first six months of fiscal 2013 decreased 12% to $2.6 million, or $0.87 per diluted share, compared with $2.9 million, or $1.01 per diluted share, in the same period of last fiscal year.  The decline in net income was the result of lower sales volume primarily in the custom products segment but also to a lesser degree in the medical segment and higher R&D expenses in the medical segment as a result of an increase in new-product development projects.

During the first six months of fiscal 2013, we paid dividends of approximately $3.7 million, or 141% of net income.  These payments consisted of a special cash dividend of $1.00 per share and two regular quarterly cash dividends of $0.125 per share.  During the first six months of fiscal 2012, we paid dividends of approximately $629,000, or 21% of net income, consisting of two quarterly dividends of $0.11 per share.  As discussed below, the lending bank under our credit agreement waived any event of default under our credit agreement in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013.

Outlook
We expect sales and earnings in the third quarter of fiscal 2013 to be higher than they were in the third quarter of fiscal 2012 mainly due to anticipated higher sales volume of pressure management products in the medical segment.  We expect to have pressure on our gross margin in the third quarter due to increases on certain of our foam raw material costs that became effective on April 1, 2013.  The increases were caused by a temporary reduction in the supply of a key chemical component used in the foam manufacturing process.  We expect foam prices to come down closer to pre-April 1, 2013 levels during our third fiscal quarter as component chemical supplies return to normal levels.

We expect the weakness in our consumer product sales to continue in the near term because of soft demand at the retail level and the possible short-term disruption in consumer selling and marketing efforts as a result of the planned sale of Louisville Bedding Company’s utility bedding retail business to Hollander Home Fashions (“Hollander”) that was announced on April 23, 2013.  The proposed sale is contingent on approval of Louisville Bedding’s shareholders and, if approved, is expected to close by the end of May 2013.  We expect our Louisville Bedding distribution agreement and the related customer relationships to be assigned to Hollander.  Louisville Bedding has been the exclusive distributor of Span-America’s consumer foam products and currently operates under an agreement that expires in December 2015.  Sales under the agreement to Louisville Bedding were approximately $26.2 million during fiscal year 2012 and made up approximately 34% of Span-America’s total sales.  We anticipate that Hollander will request the assignment of Louisville Bedding’s exclusive distribution agreement for our consumer foam products to Hollander, and we expect to consent to the assignment.  We believe the transaction will have excellent potential for Span-America and Hollander.

The “Affordable Care Act” enacted in 2010 created new Internal Revenue Code provisions that impose a 2.3% excise tax on sales of certain “taxable medical devices.”  The tax is to be paid by the manufacturer, producer or importer of these devices.  Based on our analysis of the final regulations for the tax that became effective on January 1, 2013, we believe our medical products are exempt from the tax because of the retail exemption provisions of the regulations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first six months of fiscal 2013 increased to $3.8 million compared with $1.2 million in the first six months of fiscal 2012.  The increase in operating cash flow was mainly the result of lower levels of accounts receivable during the second quarter of fiscal year 2013 compared with the same quarter last fiscal year, which was related to a seasonal sales promotion at the end of the second fiscal quarter of last year.  The primary use of cash provided by operations during the first half of fiscal 2013 was for the payment of dividends of approximately $3.7 million.

Working capital decreased by $703,000, or 5%, to $13.8 million at March 30, 2013 compared with fiscal year-end 2012 primarily because of decreases in inventories partly offset by decreases in accounts payable and accrued liabilities.  Inventories and accounts payable were higher at September 29, 2012 in preparation for a seasonal promotion of consumer products that shipped in November 2012.  The current ratio at March 30, 2013 increased to 3.6 from 3.2 at fiscal year-end 2012 for the same reasons.

Accounts receivable, net of allowances, increased by $434,000, or 5%, to $8.7 million at the end of the second quarter of fiscal 2013 compared with $8.2 million at the end of fiscal 2012 due to normal, month-to-month fluctuations in accounts receivable balances.  All of our accounts receivable are unsecured.  However, certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventories decreased by $2.7 million, or 29%, to $6.7 million at the end of the second quarter of fiscal 2013 compared with $9.4 million at fiscal year-end 2012.  The reduction in inventory occurred mostly in the category of consumer finished goods and resulted from the special sales promotion that took place in November 2012.  These promotional products were produced during August through early November 2012 and shipped in November 2012.

From the end of our 2012 fiscal year to the end of the second quarter of fiscal 2013:

•	Prepaid expenses increased by 82% from $315,000 to $572,000 primarily as the result of payments for casualty insurance premiums related to the new policy year, which began in October 2012;

•	Net property and equipment decreased by $165,000, or 3%, to $5.2 million primarily as a result of depreciation expenses of $369,000 net of equipment purchases of $220,000;

•
Net intangibles decreased by $326,000, or 8%, to $3.7 million primarily as a result of amortization expenses of $252,000 and to a lesser extent from foreign currency translation losses that result from fluctuations in the U.S.-Canadian currency conversion rates from the end of one fiscal period to the next;

•	Other assets increased by $182,000, or 8%, to $2.6 million as a result of increases in cash value of corporate-owned life insurance and deposits on raw material purchases;

•
Accounts payable decreased 14% from $3.4 million to $2.9 million primarily as the result of lower amounts owed to suppliers as a result of the completion of the seasonal consumer products promotion that was in process at fiscal year-end 2012; and

•
Accrued and sundry liabilities decreased by $917,000, or 27%, to $2.4 million primarily due to payments in January 2013 for previously accrued expenses for property taxes, income taxes and incentive compensation.

At March 30, 2013, we had no amounts outstanding under our revolving credit agreement.  The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015.  The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement).  During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points.  The interest rate, including the margin, in December 2012, was 1.0635%.  Interest-only payments are required monthly.  There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly.  We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement.  Our obligations under the credit agreement are guaranteed by our subsidiary, Span Medical Products Canada Inc.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank.  The credit agreement also restricts (without prior written consent or waiver) dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year.  As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend.  Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us.  Violation of loan covenants could result in acceleration of the term of the credit agreement.  The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013.  At March 30, 2013, we had no amounts outstanding under our revolving credit agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock.  In February 2009, our Board of Directors expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares under this program since November 2007, and we are authorized to repurchase an additional 95,903 shares in the future.  We did not repurchase any of our equity securities during the fiscal year-to-date period ended March 30, 2013.  Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2013 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during the third quarter of fiscal 2013.  We received a price increase on certain of our foam raw materials effective April 1, 2013.  The increase was due to a temporary reduction in the supply of a key chemical component used in the foam manufacturing process.  We expect foam prices to be at least partially rolled back during our third fiscal quarter as the component chemical supplies return to normal levels.  See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam.

FOREIGN CURRENCY EXCHANGE

Span Medical Products Canada Inc. (Span-Canada), operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency.  We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions.  These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada.  For the first six months of fiscal year 2013, our realized foreign currency exchange loss was $29,000 compared with a loss of $19,000 for the first half of fiscal 2012.

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

As of March 30, 2013, our other assets included $2.2 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes.  The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman.  The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company.  The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk.  The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives.  These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds.  We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position.  During the six months ended March 30, 2013, cash value of life insurance increased by 5%, creating non-cash income of approximately $98,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement).  During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points.  Interest is payable monthly.  There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5,000,000.  An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility.  The degree of impact would vary depending on the level of borrowings.  We had no amounts outstanding under the revolver as of March 30, 2013.  Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

As a result of the M.C. Healthcare asset acquisition, we now own assets in Canada and manufacture and sell products in Canada in addition to the U.S.  We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations.  Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition.  We do not currently hedge our foreign exchange risks because the exchange rates between the U.S. and Canadian dollars have been relatively stable since the acquisition and because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars.  Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars.  Sales are denominated in the currency of the country in which they occur.  Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities.  The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms.  Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate.  Revenues and expenses are translated at weighted average exchange rates.  Under the exchange rates and operating conditions that existed during the six months ended March 30, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our operating income for the six-month period would have been reduced by approximately $5,000.  Based on the exchange rate in effect on March 30, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $120,000, and our total liabilities would have increased by approximately $12,000 for a net change of approximately $108,000.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 30, 2013, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 30, 2013.  There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.              RISK FACTORS

If Louisville Bedding Company’s sale of its utility bedding retail business to Hollander Home Fashions closes but our exclusive distribution agreement with Louisville Bedding for our consumer products does not get assigned to Hollander, or if it is assigned but Hollander does not perform as well as Louisville Bedding, there could be a material adverse effect on our sales and income, which in turn could have a material adverse effect on our financial condition.  Louisville Bedding has been the exclusive distributor of our consumer foam products and currently operates under an agreement that expires in December 2015.  Sales to Louisville Bedding under the agreement were approximately $26.2 million during our 2012 fiscal year and made up approximately 34% of our total sales.  On April 23, 2013, Louisville Bedding announced that it had entered into an agreement with Hollander to sell its utility bedding retail business, which performs Louisville Bedding’s obligations under our exclusive distribution agreement, to Hollander.  Closing is contingent upon the approval of Louisville Bedding’s shareholders and is expected to occur by the end of May 2013.  We anticipate that Hollander will request the assignment of the exclusive distribution agreement for our consumer foam products to Hollander, and we expect to consent to the assignment; however, we cannot be certain Hollander will request the assignment, that Louisville Bedding will consent to the assignment or that if the assignment occurs, Hollander will be as successful as Louisville Bedding at distributing our consumer foam products.  If the exclusive distribution agreement fails to be assigned to Hollander, or if it is assigned, but Hollander does not perform as Louisville Bedding has historically performed, there could be a material adverse effect on our sales of consumer foam products, which could have a material adverse effect on our income and ultimately, our financial condition.

If some or all of our medical products were determined to be subject to the medical device excise tax imposed by the Affordable Care Act, there could be a material adverse effect on our net income.  Beginning January 1, 2013, the Affordable Care Act imposes a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the U.S. Food & Drug Administration (the “FDA”) unless the products fit within certain exemptions enumerated in the Affordable Care Act.  All of our medical products except for Selan® skin care products and perhaps our Risk Manager® product are “medical devices” within the meaning of the FDA regulations.  We believe all of our medical products are exempt from the excise tax because they fit within what is commonly referred to as the “retail sales” exemption.  We believe all of our medical products are clearly exempt; however, the retail sales exemption is based on a facts-and-circumstances inquiry into numerous factors listed in the Act rather than a “bright line” standard.  We are not aware of any IRS or court rulings interpreting these regulations, so we cannot be absolutely certain that our medical products are exempt.  If some or all of our medical products were found to be medical devices subject to the excise tax, we could incur material tax expenses on our sales of medical devices which could have a material adverse effect on our earnings and eventually our financial condition.  Our medical sales totaled $12.0 million in the second quarter of fiscal 2013.  If the excise tax were found to apply to all of our medical products (other than Selan products), our additional tax expense for the second quarter of fiscal year 2013 would be approximately $268,000, or approximately $1.1 million on an annualized basis.  Of course actual future sales levels and the amount of any applicable excise tax would vary.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended March 30, 2013.  In November 2007, our Board of Directors authorized the Company to repurchase up to 138,772 shares of our common stock.  In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772.  We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares.  Our Board may suspend or discontinue the repurchase program at any time.

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

Date:     May 14, 2013