Form 10-Q
period 2013-06-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2013-08-13
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

Common Stock, No Par Value – 2,952,416 shares as of August 12, 2013

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	June 29,	September 29,
	2013	2012
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$3,598,067	$2,665,302
Accounts receivable, net of allowances of $278,000 (June 29, 2013) and $233,000 (Sept. 29, 2012)	10,103,953	8,238,266
Inventories - Note 4	6,599,971	9,418,842
Deferred income taxes	613,420	613,420
Prepaid expenses	808,603	314,912
Total current assets	21,724,014	21,250,742

Property and equipment, net - Note 5	5,212,237	5,390,675
Goodwill	4,435,253	4,610,615
Intangibles, net - Note 6	3,458,959	3,990,887
Other assets - Note 7	2,631,868	2,404,847
	$37,462,331	$37,647,766

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,740,830	$3,360,859
Accrued and sundry liabilities	3,420,807	3,359,487
Total current liabilities	7,161,637	6,720,346

Deferred income taxes	289,442	293,149
Deferred compensation	509,408	554,287
Total long-term liabilities	798,850	847,436

Total liabilities	7,960,487	7,567,782

Commitments and contingencies - Note 11

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,951,894 (June 29, 2013) and 2,919,250 (Sept. 29, 2012)	3,071,544	2,757,359
Additional paid-in capital	865,834	838,252
Retained earnings	25,994,264	26,199,977
Accumulated other comprehensive (loss)/income	(429,798)	284,396
Total shareholders' equity	29,501,844	30,079,984

	$37,462,331	$37,647,766

Note: The Balance Sheet at September 29, 2012 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales	$18,621,212	$16,937,129	$56,904,627	$58,364,557
Cost of goods sold	12,396,380	11,789,275	38,760,002	40,999,334
Gross profit	6,224,832	5,147,854	18,144,625	17,365,223

Selling and marketing expenses	2,903,918	2,658,221	8,166,201	7,731,704
Research and development expenses	311,030	279,268	978,777	780,474
General and administrative expenses	1,195,663	1,064,464	3,295,323	3,304,162
	4,410,611	4,001,953	12,440,301	11,816,340

Operating income	1,814,221	1,145,901	5,704,324	5,548,883

Non-operating income (expense):
Interest expense	(3,160)	(4,337)	(12,002)	(12,970)
Other	823	(18,110)	(27,992)	(34,493)
Net non-operating (expense) income	(2,337)	(22,447)	(39,994)	(47,463)

Income before income taxes	1,811,884	1,123,454	5,664,330	5,501,420

Provision for income taxes	589,000	380,000	1,844,000	1,808,000
Net income	1,222,884	743,454	3,820,330	3,693,420

Other comprehensive income (loss), after tax:
Foreign currency translation (loss) gain	(371,513)	(216,030)	(714,194)	(83,124)

Comprehensive income	$851,371	$527,424	$3,106,136	$3,610,296

Net income per share of common stock - Note 9:
Basic	$0.41	$0.25	$1.30	$1.28
Diluted	0.41	0.25	1.28	1.26

Dividends per common share (1)	$0.125	$0.125	$1.375	$0.345

Weighted average shares outstanding:
Basic	2,951,894	2,919,250	2,939,057	2,884,191
Diluted	3,002,567	2,975,863	2,993,317	2,937,343

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the nine months ended June 29, 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 29,	June 30,
	2013	2012
Operating activities:
Net income	$3,820,330	$3,693,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954,345	899,775
Provision for losses on accounts receivable	49,784	(27,000)
Gain on sale and disposal of property and equipment	(916)	-
Increase in cash value of life insurance	(126,051)	(148,302)
Deferred compensation	(44,879)	(40,503)
Stock compensation expense	27,582	54,198
Changes in operating assets and liabilities:
Accounts receivable	(2,029,044)	(967,016)
Inventories	2,716,959	2,241,060
Prepaid expenses and other assets	(452,764)	288,275
Accounts payable and accrued expenses	517,142	(395,736)
Net cash provided by operating activities	5,432,488	5,598,171

Investing activities:
Acquisition of M.C. Healthcare	-	(8,251,831)
Proceeds from sale of securities available for sale	-	4,000,000
Purchases of property and equipment	(427,654)	(627,645)
Proceeds from sale of property and equipment	7,850	-
Payments for other assets	(87,376)	(88,917)
Net cash used for investing activities	(507,180)	(4,968,393)

Financing activities:
Proceeds of long-term debt	-	9,300,000
Repayment of long-term debt	-	(8,300,000)
Dividends paid	(4,026,044)	(993,518)
Common stock issued upon exercise of options	147,665	68,946
Net cash (used for) provided by financing activities	(3,878,379)	75,428

Effect of exchange rates on cash	(114,164)	(40,212)

Increase in cash and cash equivalents	932,765	664,994
Cash and cash equivalents at beginning of period	2,665,302	2,124,406
Cash and cash equivalents at end of period	$3,598,067	$2,789,400

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2013

1.   SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2013. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years. No options were granted during the nine months ended June 29, 2013 or during fiscal year 2012.

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
$9,690,000

For the Company’s third fiscal quarter ended June 29, 2013, Span-Canada contributed net revenues of approximately $3,500,000 and operating income of approximately $211,000 compared with the same period last year when Span-Canada’s net revenues were approximately $2,300,000 and operating loss was approximately $68,000. For the nine months ended June 29, 2013, Span-Canada contributed net sales of approximately $9,400,000 and operating income of approximately $756,000. For the period from December 9, 2011, the date of the MCHP asset acquisition, through June 30, 2012, Span-Canada contributed net sales of approximately $8,300,000 and operating income of approximately $1,048,000. These results are included in the Consolidated Financial Statements for the fiscal quarters ended June 29, 2013 and June 30, 2012.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of June 29, 2013 and September 29, 2012 grouped by the categories described by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies:
June 29, 2013	$2,259,987	-	$2,259,987	-
September 29, 2012	$2,133,935	-	$2,133,935	-

4.   INVENTORIES

	June 29,	September 29,
	2013	2012
Raw materials	$4,798,510	$5,471,177
Work in process	603,313	675,701
Finished goods	1,769,148	3,866,964
Reserve for obsolescence	(571,000)	(595,000)
	$6,599,971	$9,418,842

5.   PROPERTY AND EQUIPMENT

	June 29,	September 29,
	2013	2012
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,892,288	6,892,288
Machinery and equipment	8,324,872	7,940,067
Furniture and fixtures	488,346	488,346
Automobiles	11,421	11,554
	16,673,343	16,288,671
Less accumulated depreciation	(11,461,106)	(10,897,996)
	$5,212,237	$5,390,675

6. INTANGIBLES

	June 29,	September 29,
	2013	2012
Patents and trademarks	$2,080,436	$2,023,060
Trade names	428,606	458,493
Non-compete agreements	187,816	200,913
Customer relationships	3,150,498	3,370,184
	5,847,356	6,052,650
Less accumulated amortization	(2,388,397)	(2,061,763)
Net intangibles	$3,458,959	$3,990,887

Changes in balances shown for trade names, non-compete agreements and customer relationships result solely from foreign currency fluctuations.

7.   OTHER ASSETS

	June 29,	September 29,
	2013	2012
Cash value of life insurance policies - Note 3	$2,259,987	$2,133,935
Other	371,881	270,912
	$2,631,868	$2,404,847

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

Changes in our product warranty liability for the nine months ended June 29, 2013 and June 30, 2012 are as follows:

	Nine Months Ended
	June 29,	June 30,
	2013	2012
Accrued liability at beginning of period	$378,643	$480,000
Increase (Decrease) in reserve	98,276	(135,664)
Increase in reserve as a result of MCHP asset acquisition	-	39,000
Expenses	(124,887)	(27,336)
Accrued liability at end of period	$352,032	$356,000

9.   EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$1,222,884	$743,454	$3,820,330	$3,693,420

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,951,894	2,919,250	2,939,057	2,884,191
Effect of dilutive securities:
Employee stock options and restricted stock	50,673	56,613	54,260	53,152
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	3,002,567	2,975,863	2,993,317	2,937,343

Net income per share of common stock:
Basic	$0.41	$0.25	$1.30	$1.28
Diluted	$0.41	$0.25	$1.28	$1.26

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

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales:
Medical	$13,427,180	$11,618,522	$36,319,007	$34,792,619
Custom products	5,194,032	5,318,607	20,585,620	23,571,938
Total	$18,621,212	$16,937,129	$56,904,627	$58,364,557

Operating profit:
Medical	$1,816,406	$1,101,343	$4,129,152	$3,809,075
Custom products	179,703	238,157	2,074,631	2,200,179
Total	1,996,109	1,339,500	6,203,783	6,009,254

Corporate expense	(181,888)	(193,599)	(499,459)	(460,371)
Other expense	(2,337)	(22,447)	(39,994)	(47,463)
Income before income taxes	$1,811,884	$1,123,454	$5,664,330	$5,501,420

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

RESULTS OF OPERATIONS

Overview

Total sales for the third quarter of fiscal 2013 increased by 10% to $18.6 million compared with $16.9 million in the third quarter of last fiscal year. The increase in sales for the quarter was the result of higher sales volume in the medical segment. Medical sales rose 16% in the third quarter this year to $13.4 million compared with $11.6 million in the third quarter of fiscal 2012 as a result of higher volumes of our M.C. Healthcare beds and PressureGuard® therapeutic support surfaces. In the custom products segment, third quarter sales for fiscal 2013 decreased 2% to $5.2 million compared with the third quarter last year due to lower sales volume in our industrial product lines. See below for additional information on sales performance.

Net income for the third quarter of fiscal 2013 increased 64% to $1.2 million, or $0.41 per diluted share, compared with the third quarter of fiscal 2012 primarily because of the sales increase in the medical segment as described elsewhere in this report.

For the first nine months of fiscal 2013, net sales decreased 3% to $56.9 million compared with $58.4 million in the same period last fiscal year. The year-to-date sales decline was the result of lower sales volume in the custom products segment, where sales were down 13% to $20.6 million compared with $23.6 million in the same period last fiscal year.

Notwithstanding the decline in year-to-date sales, net income for the first nine months of fiscal 2013 increased by 3% to $3.8 million, or $1.28 per diluted share, compared with $3.7 million, or $1.26 per diluted share in the same period last fiscal year. The increase in net income was the result of a more profitable sales mix, as medical sales increased during the period while custom products sales decreased.

Medical Sales – Third Quarter Fiscal 2013

Sales in the medical segment increased 16% in the third quarter of fiscal 2013 to $13.4 million compared with $11.6 million in the third quarter of fiscal 2012. Most of the increase in medical sales came from our therapeutic support surfaces, which rose 21% to $7.3 million compared with $6.0 million in the third quarter last year. Sales leaders within the therapeutic support surface product line for the third quarter included the PressureGuard Easy Air®, APM2® and Custom Care® products. The majority of the sales increase in our therapeutic support surface product line was due to a large order from a key customer in the long-term care market.

Sales of M.C. Healthcare beds and related products also contributed significantly to the third quarter growth in medical sales. M.C. Healthcare sales increased 41% during the third quarter to $3.3 million compared with $2.3 million in the third quarter last year. The M.C. Healthcare sales increase was the result of higher demand for our beds in the long-term care markets in both the U.S. and Canada.

Sales among our other medical product lines were mostly down in the third quarter this fiscal year compared with the same quarter last year. However, Selan® skin care sales increased by 8% during the quarter. Sales of seating products, mattress overlays and Risk Manager® bedside safety mats decreased by 3%, 8% and 14%, respectively, in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. Patient positioner sales in the third quarter this fiscal year decreased by 27% compared with the third quarter last fiscal year due to business lost with one customer in January 2013 as a result of price competition.

Medical sales represented 72% of total company sales in the third quarter of fiscal 2013 compared with 69% in the third quarter of fiscal 2012.

Medical Sales – Year-to-Date Fiscal 2013

For the first nine months of fiscal 2013, total medical sales increased 4% to $36.3 million compared with $34.8 million in the first nine months of fiscal 2012. The majority of the year-to-date increase in medical sales came from our PressureGuard® and Geo-Mattress® lines of therapeutic support surfaces, which rose 11% to $18.4 million for the first nine months of fiscal 2013 compared with $16.6 million in the same period last year.

Sales of M.C. Healthcare products in the first nine months of fiscal 2013 increased 7% to $8.9 million compared with $8.3 million in the first nine months of last year. The year-to-date increase in M.C. Healthcare sales came from two additional months’ sales in fiscal 2013 compared with fiscal 2012 and strong third quarter sales growth as described above. M.C. Healthcare was acquired in December 2011.

Sales among our other medical product lines were generally down for the year-to-date period in fiscal 2013 compared with the same period in fiscal 2012. Sales of seating products, mattress overlays and Risk Manager® bedside safety mats decreased by 2%, 7% and 8%, respectively, in the first nine months of fiscal 2013 compared with the same period in fiscal 2012. Patient positioner sales for the year-to-date in fiscal 2013 decreased by 20% compared with the same period last fiscal year due to business lost with one customer in January 2013 as a result of price competition. However, Selan® skin care sales increased by 11% during the first nine months of fiscal 2013 due mostly to special purchases from a long-time customer.

Custom Products Sales – Third Quarter Fiscal 2013

In the custom products segment, sales decreased 2% to $5.2 million in the third quarter of fiscal 2013 compared with $5.3 million in the third quarter of fiscal 2012. The custom products segment consists of two main product lines: consumer and industrial. Consumer sales were level at $4.4 million in the third quarters of fiscal years 2013 and 2012. Within the consumer product lines, retail sales were down slightly during the quarter, but those declines were offset by growth in Internet sales. All of our consumer products are now distributed through Hollander Home Fashions, which purchased the utility bedding retail business from Louisville Bedding Company, our previous distributor, effective May 24, 2013. Under the agreement, which expires in December 2015, Hollander replaced Louisville Bedding as the exclusive distributor for Span-America’s consumer foam products. The transition from Louisville Bedding to Hollander went smoothly, and we had minimal disruption in our third quarter consumer sales as a result of the acquisition.

Sales of industrial products decreased 14% to $793,000 in the third quarter of fiscal 2013 compared with $919,000 in the prior year’s third quarter. The industrial sales decline was due to lower volume to a customer in the water sports market and the loss of a customer who moved its manufacturing outside the U.S. in the third quarter last year. Those declines were partially offset by higher sales to customers in the automotive market.

Custom Products Sales – Year-to-Date Fiscal 2013

Custom products sales declined 13% to $20.6 million in the first nine months of fiscal 2013 compared with $23.6 million in the same period last year. The sales decline was due primarily to a 12% decrease in consumer bedding products attributable to a sales promotion that took place in the second quarter of last fiscal year that was not repeated this year. In addition, industrial sales declined 17% to $2.3 million from $2.7 million compared with the first nine months of fiscal 2012. The year-to-date decrease in industrial sales was due primarily to the loss of a customer who moved its manufacturing outside the U.S. in the third quarter last year, partially offset by higher sales to customers in the automotive market.

Gross Profit

Gross profit for the third quarter of fiscal 2013 increased 21% to $6.2 million compared with $5.1 million in the same period last year. Gross margin increased to 33.4% in this year’s third quarter compared with 30.4% in the same quarter last year. The gains in gross profit and margin for the quarter were due to higher sales volume in the medical segment in the third quarter this year compared with the third quarter last year.

For the year-to-date in fiscal 2013, gross profit increased 4% to $18.1 million compared with $17.4 million in the same period last fiscal year. This increase in gross profit was primarily the result of higher sales volume in the medical segment in the first nine months of fiscal 2013 compared with the same period last year.

Our gross margin percentage for the first nine months of fiscal 2013 increased to 31.9% from 29.8% in the same period of fiscal 2012 for two reasons: a shift in the sales mix from the lower-margin custom products segment toward the higher-margin medical segment and a more profitable sales mix within our medical segment due to sales growth from our therapeutic support surfaces. Medical sales made up 64% of total sales in the first nine months of fiscal 2013 compared with 60% in the same period in fiscal 2012.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 9% to $2.9 million during the third quarter of fiscal 2013 compared with $2.7 million during the third quarter of fiscal 2012 primarily as a result of higher commission costs and samples expense related to increased sales volume in the medical segment. For the first nine months of fiscal 2013, selling and marketing expenses increased 6% to $8.2 million compared with the same period last fiscal year for the same reasons described above for the third quarter.

Research and development expenses increased 11% to $311,000 for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. For the year-to-date in fiscal 2013, research and development expenses increased 25% to $979,000 compared with the first nine months of last fiscal year. The increases for the third quarter and year-to-date were mainly the result of increased new-product development efforts in our medical segment.

General and administrative expenses increased 12% to $1.2 million in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. The increase was caused primarily by higher costs for incentive compensation and bad debt expense in the third quarter this year. For the year-to-date in fiscal 2013, administrative expenses were flat at $3.3 million compared with the same period last year. The comparison of year-to-date administrative expense levels in fiscal 2013 and 2012 consisted of increases in amortization, bad debts and insurance costs in the year-to-date this year, offset by decreases in acquisition-related costs in the same period last year.

Operating Income

Operating income for the third quarter of fiscal 2013 increased 58% to $1.8 million compared with $1.1 million in the third quarter last fiscal year because of higher sales volume in the medical segment and a more profitable sales mix in the third quarter of this fiscal year. Operating income for the first nine months of fiscal 2013 increased 3% to $5.7 million compared with $5.5 million in the same period last fiscal year for the same reasons.

Non-Operating Income and Expenses

Net non-operating expense in the third quarter of fiscal 2013 decreased to $2,000 compared with $22,000 in the third quarter of fiscal 2012. The net expense decrease was the result of a decrease in foreign exchange loss compared with the third quarter of fiscal 2012. Net non-operating expense in the first nine months of fiscal 2013 decreased to $40,000 compared with $47,000 in the same period of fiscal 2012 for the same reason.

Net Income and Dividends

Net income for the third quarter of fiscal 2013 increased 64% to $1.2 million, or $0.41 per diluted share, compared with $743,000, or $0.25 per diluted share, in the third quarter last fiscal year. The increase in net income was the result of higher sales volume in the medical segment and a more profitable sales mix during the third quarter this fiscal year. Net income for the first nine months of fiscal 2013 increased 3% to $3.8 million, or $1.28 per diluted share, compared with $3.7 million, or $1.26 per diluted share, in the same period of last fiscal year for the same reasons.

During the first nine months of fiscal 2013, we paid dividends of approximately $4.0 million, or 105% of net income. These payments consisted of a special cash dividend of $1.00 per share and three regular quarterly cash dividends of $0.125 per share. During the same period last fiscal year, we paid dividends of approximately $994,000, or 27% of net income, consisting of two quarterly dividends of $0.11 per share and one of $0.125 per share. As discussed below, the lending bank under our credit agreement waived any event of default under our credit agreement in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013.

The Board of Directors increased the company’s quarterly cash dividend by 12% to $0.14 per share on August 7, 2013. The dividend is payable September 4, 2013, to shareholders of record on August 20, 2013.

Outlook

We expect total company sales and earnings in the fourth quarter of fiscal 2013 to be similar to or slightly lower than they were in the fourth quarter of fiscal 2012 mainly due to anticipated sluggish demand for our M.C. Healthcare products in the medical segment and because fourth quarter earnings last fiscal year benefited from an unusual volume rebate program on foam purchases and a lower-than-usual effective tax rate that we do not expect to be repeated in the fourth quarter this year. In addition, we expect fourth quarter sales in the custom products segment this fiscal year to be lower than they were in the fourth quarter of fiscal 2012 because the fourth quarter last year included two seasonal promotions that are not expected to be repeated in the fourth quarter this year.

Looking farther forward to the first quarter of next fiscal year, we expect consumer bedding sales to be lower than they were in first quarter of fiscal 2013 because we do not expect to have a seasonal consumer products promotion in November of 2013 as we did in 2012. Our expectations for these consumer products promotions are unrelated to the previously reported sale of a portion of Louisville Bedding Company to Hollander Home Furnishings in May 2013.

The “Affordable Care Act” enacted in 2010 created new Internal Revenue Code provisions that impose a 2.3% excise tax on sales of certain “taxable medical devices.” The tax is to be paid by the manufacturer, producer or importer of these devices. Based on our analysis of the final regulations for the tax that became effective on January 1, 2013, we believe our medical products are exempt from the tax under the retail exemption provisions of the regulations. The retail exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. See Part II. Other Information, Item 1A. Risk Factors below for more information on the medical device tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of fiscal 2013 decreased to $5.4 million compared with $5.6 million in the first nine months of fiscal 2012. The decrease in operating cash flow was mainly the result of a larger increase in accounts receivable in the first nine months of fiscal 2013 compared with the same period in fiscal 2012. See below for more information about accounts receivable levels. The primary use of cash provided by operations during the first nine months of fiscal 2013 was for the payment of dividends of approximately $4.0 million and the purchase of manufacturing equipment of approximately $428,000.

Working capital increased by less than 1% to $14.6 million as of June 29, 2013 primarily because increases in cash and accounts receivable were mostly offset by a decrease in inventory during the first nine months of fiscal 2013. The current ratio at June 29, 2013 decreased slightly to 3.0 from 3.2 at fiscal year-end 2012 for the same reasons.

Accounts receivable, net of allowances, increased by $1.9 million, or 23%, to $10.1 million at the end of the third quarter of fiscal 2013 compared with $8.2 million at the end of fiscal 2012. The increase was the result of unusually high sales volume in June 2013, the last month of our third fiscal quarter, which was related to a large sale of medical products to a customer in the long-term care market. All of our accounts receivable are unsecured. However, certain receivables of M.C. Healthcare are partially insured under the terms of an insurance policy.

Inventories decreased by $2.8 million, or 30%, to $6.6 million at the end of the third quarter of fiscal 2013 compared with $9.4 million at fiscal year-end 2012. The reduction in inventory occurred mostly in the category of consumer finished goods and resulted from the special sales promotion that took place in November 2012. These promotional products were produced during August through early November 2012 and shipped in November 2012.

From the end of our 2012 fiscal year to the end of the third quarter of fiscal 2013:

●	Prepaid expenses increased by $494,000, or 157%, to $809,000 primarily as a result of refundable taxes in Canada and advance deposits paid for certain raw material purchases;

●	Net property and equipment decreased by $178,000, or 3%, to $5.2 million due mainly to the combination of depreciation expense of $558,000 and equipment purchases of $428,000;

●

Net intangibles decreased by $532,000, or 13%, to $3.5 million primarily as a result of amortization expenses of $374,000 and to a lesser extent from foreign currency translation losses that result from fluctuations in the U.S.-Canadian currency conversion rates from the end of one fiscal period to the next;

●	Other assets increased by $227,000, or 9%, to $2.6 million as a result of increases in the cash value of corporate-owned life insurance and deposits on planned future purchases;

●	Accounts payable increased by $380,000, or 11%, to $3.7 million primarily as the result of purchases related to a large order in the medical segment that was shipped in June 2013; and

●	Accrued and sundry liabilities increased by $61,000, or 2%, to $3.4 million primarily due to income taxes and commissions payable.

At June 29, 2013, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. The interest rate, including the margin, in December 2012, was 1.0635%. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span Medical Products Canada Inc.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank. The credit agreement also restricts (without prior written consent or waiver) dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our new subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in acceleration of the term of the credit agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013. At June 29, 2013, we had no amounts outstanding under our revolving credit agreement.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board of Directors expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 142,869 shares under this program since November 2007, and we are authorized to repurchase an additional 95,903 shares in the future. We did not repurchase any of our equity securities during the fiscal year-to-date period ended June 29, 2013. Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2013 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Based on current conditions in the markets for our primary raw materials, we do not expect inflation to be a significant factor for our operations during the fourth quarter of fiscal 2013. We last received price increases on certain of our foam raw materials effective April 1, 2013. The increase was due to a temporary reduction in the supply of a key chemical component used in the foam manufacturing process. These increases were partially rolled back in the third quarter of fiscal 2013 as the component chemical supplies returned to normal levels. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam.

FOREIGN CURRENCY EXCHANGE

Span Medical Products Canada Inc. (Span-Canada), operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first nine months of fiscal year 2013, our realized foreign currency exchange loss was $29,000 compared with a loss of $38,000 for the first nine months of fiscal 2012.

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

As of June 29, 2013, our other assets included $2.3 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the nine months ended June 29, 2013, cash value of life insurance increased by 6%, creating non-cash income of approximately $124,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. Interest is payable monthly. There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5.0 million. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on the level of borrowings. We had no amounts outstanding under the revolver as of June 29, 2013. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

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

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the nine months ended June 29, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our operating income for the nine-month period would have been reduced by approximately $15,000. Based on the exchange rate in effect on June 29, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $117,000, and our total liabilities would have increased by approximately $11,000 for a net change of approximately $106,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 29, 2013, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 29, 2013. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

Our exclusive distribution agreement for consumer products was transferred from Louisville Bedding Company to Hollander Home Fashions on May 24, 2013 as a result of the sale of Louisville Bedding’s utility bedding retail business to Hollander. If the combined marketing and distribution efforts of Span-America and Hollander are not as effective as the previous combination of the efforts of Span-America and Louisville Bedding, there could be a material adverse effect on our sales and income, which in turn could have a material adverse effect on our financial condition. Louisville Bedding was the exclusive distributor of our consumer foam products from March 1999 through May 2013, when certain assets of their utility bedding business were sold to Hollander. Our distribution agreement with Louisville Bedding was assigned to Hollander on May 24, 2013. The agreement expires in December 2015. We expect to work with Hollander under the same general terms and conditions as we did with Louisville Bedding. Sales to Louisville Bedding under the agreement were approximately $26.2 million during our 2012 fiscal year and made up approximately 34% of our total sales. Hollander is larger and has greater resources than Louisville Bedding. We believe that the new relationship with Hollander creates opportunities to expand our consumer products sales and earnings. However, we can give no assurance that the combined efforts of Span-America and Hollander will be as successful as the previous combination of the efforts of Span-America and Louisville Bedding. If sales of our consumer products decline as a result of the new arrangement, our earnings and financial condition could be materially negatively affected.

If some or all of our medical products were determined to be subject to the medical device excise tax imposed by the Affordable Care Act, there could be a material adverse effect on our net income. Beginning January 1, 2013, the Affordable Care Act imposes a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the U.S. Food & Drug Administration (the “FDA”) unless the products fit within certain exemptions enumerated in the Affordable Care Act. We believe that all of our medical products except for Selan® skin care products are “medical devices” within the meaning of the FDA regulations. We also believe that our medical products are exempt from the excise tax because our interpretation is that they fit within what is commonly referred to as the “retail exemption.” The retail exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. While we believe all of our medical products are exempt, the retail exemption is based on a facts-and-circumstances inquiry into numerous factors listed in the Act rather than a “bright line” standard. We are not aware of any IRS or court rulings interpreting these regulations, so we cannot be absolutely certain that all of our medical products are exempt. If some or all of our medical products were found to be medical devices subject to the excise tax, we could incur material tax expenses on our sales of medical devices which could have a material adverse effect on our earnings and financial condition. Our medical sales excluding Selan have totaled $24.5 million in the six-month period from January 2013 (when the tax became effective) through our third fiscal quarter ending in June 2013. If the excise tax were found to apply to all of our medical products (other than Selan products), our additional tax expense for this six-month period would be approximately $569,000, or approximately $1.1 million on an annualized basis. Of course, actual future sales levels and the amount of any applicable excise tax would vary.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended June 29, 2013. In November 2007, our Board of Directors authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 142,869 shares to date, and we may yet repurchase an additional 95,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: August 13, 2013