Form 10-K
period 2013-09-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2013-12-27
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 28, 2013 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $51,365,096.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 20, 2013 was 2,927,416.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 20, 2014 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company,” “Span-America” or “we”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on the Company’s current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include, but are not limited to, the “Risk Factors” described in Item 1A below, other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings, or other unanticipated risks. We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our products are distributed primarily in the United States and Canada and, to a lesser degree, in several countries outside North America. Total net sales during fiscal year 2013 were $73.8 million. Total net sales outside the United States during fiscal 2013 were approximately $7.6 million or 10.3% of our total net sales. The majority of our sales outside the United States occurred in Canada. See Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report.

On December 9, 2011, a newly-formed, wholly-owned subsidiary of the Company, Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), acquired substantially all of the assets of M.C. Healthcare Products Inc. (“Old M.C. Healthcare”), an Ontario corporation with its principal place of business in Beamsville, Ontario. Span-America operates Span-Canada under the registered business name M.C. Healthcare Products (“M.C. Healthcare” or “MCHP”), a division of Span Medical Products Canada Inc. M.C. Healthcare manufactures and markets medical bed frames and related products for the long-term care market and sells them throughout Canada and the United States. We report Span-Canada’s operations as part of our medical segment.

We maintain a website at http://www.spanamerica.com. Our reports and other filings made with the SEC are available free of charge on our website, which includes a link to the Company’s filings in the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) filing database. For more information about M.C. Healthcare and its products, see http://www.mchealthcare.com.

Industry Segment Data

Please see Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales. The table below sets forth sales of each of our product lines and segments as a percentage of our total sales for fiscal years 2013, 2012 and 2011.

	Percentage of Total Sales
Medical Segment	2013	2012	2011
Mattress overlays	4%	4%	7%
Therapeutic support surfaces	34%	30%	41%
Medical bed frames	13%	12%	0%
Patient positioners (Span-Aids)	4%	6%	8%
Seating products	3%	3%	4%
Skin care products	2%	2%	2%
Fall protection products	2%	2%	3%
Case goods	1%	1%	0%
Other medical products	1%	1%	1%
Medical total	64%	61%	66%

	Percentage of Total Sales
Custom Products Segment	2013	2012	2011
Consumer bedding	32%	35%	28%
Industrial products	4%	4%	6%
Custom Products total	36%	39%	34%

Medical

Span-America’s principal medical products consist of polyurethane foam mattress overlays, therapeutic support surfaces (which consist of non-powered and powered therapeutic support surfaces), patient positioners, medical beds, tables and related in-room furnishings, as well as seating, Selan® skin care and fall protection products. We sell these products primarily in North America to customers in the major segments of the health care market, including acute care hospitals, long-term care facilities and home health care providers.

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

Non-powered Therapeutic Support Surfaces. In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales. The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped. We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients. In 2010, the Company launched the Geo-Mattress® UltraMax™, our most highly engineered Geo-Mattress model to date.  Developed primarily for the acute care market, the UltraMax incorporates several proprietary design features, including three-dimensional zoning, an ultra-resilient torso section, and a shear-reducing, bi-directional stretch cover. Together, these premium features allow the UltraMax to deliver a level of support, comfort, and effectiveness that exceeds even the most rigorous challenges of the acute care environment.

Span-America’s more complex non-powered support surfaces consist of products from the PressureGuard® series. We acquired the PressureGuard design through the acquisition of Healthflex, Inc. in February 1992. The original design combined a polyurethane foam shell and static air cylinders to form a support surface that incorporated the comfort and pressure relieving features of both mattress overlays and more sophisticated therapeutic support surfaces. This original design, which we later used as the basis for powered versions, was further refined and enhanced multiple times as described below.

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

In late 2010, we introduced the PressureGuard® Custom Care® series, which consists of three distinct product offerings aimed in large part at the acute care marketplace. Two of the models, Custom Care and Custom Care Convertible, incorporate the Company’s proprietary new Shear Transfer Zone® cover design. This patented design helps eliminate the damaging effects of micro shearing, macro shearing, and rotational shearing on vulnerable skin and tissue caused when bony prominences “dig” into a support surface. Like the PressureGuard CFT, the Custom Care model provides air therapy without the need for a powered control unit. It is designed to provide superior comfort and skin protection while requiring minimal maintenance for five years.

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

Bed Frames and Furniture. Through our M.C. Healthcare subsidiary, we manufacture and market the Maxxum, Advantage and Rexx series bed frames and related products.  These beds, collectively branded as the “Q Series,” are designed primarily for the long-term care market and incorporate various industry-leading features, options and accessories that can be configured to meet individual customer needs.  In addition, we serve as a distributor of bedside furniture (case goods), chairs, tables and over-bed tables for use in long-term care facilities.  Approximately 52% of M.C. Healthcare sales for fiscal 2013 were exported to the U.S., and the remaining 48% were sold in Canada.

During the latter part of 2013, we introduced a new, premium bed for long-term and sub-acute care settings called the Encore™ resident care bed. The Encore is outfitted with a variety of advanced performance features for enhanced patient and caregiver safety and ergonomics. Chief among these is GlideAlign™ retractable deck technology, which helps maintain users’ relative positioning and helps protect vulnerable skin and tissue when the head of the bed is elevated.  Encore also includes ReadyWide™ integrated expansion, which allows tool-less, pin-less expandability to 42” wide, a platform that is highly in demand among care providers. Encore also features Smart Stop™ low position auto pause, which is designed to help eliminate falls and other hazards.

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

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with P.J. Noyes Company. The products, which are manufactured by P.J. Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings. The license agreement with P.J. Noyes will expire on December 31, 2015, but is renewable annually thereafter pursuant to the terms of the agreement.

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

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes. We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America. We believe our relationships with these distributors are good. However, the loss of one or more of these distributors could have a material adverse effect on our business. Sales to our largest medical distributor, McKesson, made up approximately 21% of net sales in the medical segment during fiscal 2013. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Custom Products

Span-America’s custom products segment includes two major product lines: consumer bedding products and various engineered industrial products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. Our exclusive distribution agreement for consumer products was assigned from Louisville Bedding Company to Hollander Home Fashions (“Hollander”) on May 24, 2013 as a result of the sale of Louisville Bedding’s utility bedding retail business to Hollander. The agreement expires in December 2015, but it automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Louisville Bedding was the exclusive distributor of our consumer foam products from March 1999 through May 2013. The transition from Louisville Bedding to Hollander went smoothly, and we are working with Hollander under the same general terms and conditions as we did with Louisville Bedding.

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

In fiscal 2013, approximately 88% of our total custom products sales were distributed through Louisville Bedding and its successor, Hollander Home Fashions. The loss of this relationship could have a material adverse effect on our business. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2013	2012	2011
Medical	$1,178,000	$1,052,000	$594,000
Custom products	46,000	48,000	49,000
Total R& D expense	$1,224,000	$1,100,000	$643,000

Please see information under the heading “Results of Operations Fiscal 2013 vs. 2012,” “Selling, Research & Development and Administrative Expenses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on research and development expenses.

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

Chief competitors include Hill-Rom Holdings (Hill-Rom), ArjoHuntleigh, Invacare Corporation, Joerns Healthcare, and Medline Industries. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell nationwide directly to hospitals, distributors, long-term care facilities and original equipment manufacturers.

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

Span Medical Products Canada. Created through the December 2011 acquisition of M.C. Healthcare Products in Beamsville, Ontario, Canada, this division faces competition for sales in the long-term care market both from manufacturers and national distributors of long-term care beds and related furniture. Price as well as product features and performance, quality, delivery and brand recognition all play a part in selection of a particular product.  Additionally, the ability to offer packages that include a variety of products as well as financing can also influence the buying decision.  The purchase decision may also be based on a mixture of the preceding factors.

Several of the primary competitors in the long-term care market for medical beds and related in-room furniture are the same as those in the support surfaces segment. These include Joerns Healthcare, Invacare Corporation, Hill-Rom, Medline and GF Health Products ("Graham-Field"). These competitors are larger than Span Medical Products Canada and use their own sales forces, manufacturer's representatives, distributors or a combination thereof to sell their products to long-term care facilities.  While the acquired M.C. Healthcare operation has historically been smaller than its major competitors, we believe the product line has a strong reputation for high quality and innovative products in addition to excellent customer service.

Custom Products. In the custom products segment, we routinely encounter significant competition for our mattress pad and pillow products. The competition for traditional polyurethane foam products is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. Our primary competitors in this market are Sleep Innovations, Inc., E.R. Carpenter Company and Sinomax, Inc., which are larger and have greater resources than Span-America. We also have a number of competitors in the market for our industrial products, including Hibco Plastics, CelloFoam North America, Inc. and Foam-Tech. These competitors are larger and have greater resources than Span-America, including large, nationwide sales forces. The competition for industrial foam products is largely based on price. In many instances, however, design, product quality and delivery capabilities are also important. We believe that our competitive advantages in the custom products segment include our distribution relationship with Hollander Home Fashions, innovative product designs, manufacturing and foam fabrication capabilities, low cost manufacturing processes and responsiveness to customer requirements.

During recent years, we have encountered increasing competition in the consumer bedding market from visco foam products manufactured both in the United States and China. Visco foam, also known as visco-elastic foam or memory foam, has greater density and different properties than traditional polyurethane foam products. It responds to body temperature, conforms to the shape of the body, and generally has slower recovery time compared with traditional polyurethane foam. Memory foam is also significantly more expensive than traditional foam and is more difficult to handle and fabricate. Because memory foam is more difficult to cut and shape than traditional foam, the memory foam mattress pads currently on the market tend to be somewhat undifferentiated without unique surface designs. Consequently, it is more difficult for us to differentiate our products from those of our competitors. In addition, since memory foam is more expensive and more dense than traditional foam, it is more cost effective for overseas competitors (from China for example) to ship the products into the U.S. market. This is generally because retail prices of memory foam products are significantly higher than comparable traditional foam products, which generates much higher revenue per square foot of retail shelf space and lowers shipping costs as a percent of sales value.

Major Customers

We have an agreement with Hollander Home Fashions, which serves as the exclusive distributor for our consumer foam products. Sales to Hollander (and its predecessor, Louisville Bedding Company) during fiscal 2013 made up approximately 32% of our total net sales and approximately 88% of sales in the custom products segment. The majority of our sales to Hollander during fiscal 2013 were in turn sold to Wal-Mart. Although we do not sell directly to Wal-Mart, the loss of Wal-Mart as a customer of Hollander, or the loss of Hollander directly, could have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations Fiscal 2013 vs. 2012 – Outlook” for more information on our sales expectations for the custom products segment during fiscal 2014.

Sales to McKesson Corporation, one of our medical distributors, during fiscal 2013 made up approximately 13% of our total net sales and approximately 21% of sales in the medical products segment.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 18 – Major Customers and Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements below for more information on major customers. The loss of any of these major customers could have a material adverse effect on our business.

Seasonal Trends

Seasonal trends within our medical segment are generally not material to our operations. However, we periodically have significant seasonal fluctuations within our custom products segment. The custom products segment consists of our consumer and industrial product lines. We occasionally experience significant fluctuations within our consumer bedding products due to seasonal promotions with our retail customers. Historically, these consumer promotions have commonly occurred during our first and fourth fiscal quarters, ending in December and September, respectively. The consumer products promotions are arranged on a case-by-case basis with our retail customers and our marketing partner, Hollander Home Fashions. Consequently, it is possible to have multiple promotions within a fiscal year or none at all, depending on market and competitive conditions. We have not experienced significant seasonal fluctuations in our industrial product line.

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

Our principal patents include those on our PressureGuard and seating products. The PressureGuard patents have remaining lives ranging from two to nine years with additional patents pending. The seating patents have remaining lives ranging from one to seven years. We believe the expiration of these principal patents would not have a material adverse effect on our business.

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

As of September 28, 2013, we had unshipped (or open) orders of approximately $1.8 million, which represented a 76% decrease compared with our open orders of $7.3 million at fiscal year-end 2012. The open-order level at the end of fiscal 2012 was much higher than usual because we were participating in a special seasonal promotion for consumer products that was completed in November 2012. The open-order balance at fiscal year-end 2013 is more representative of our normal business levels, excluding seasonal promotions. We expect to fill all orders open as of September 28, 2013 in the 2014 fiscal year.

Employees

We had 275 full-time employees as of September 28, 2013 (223 in the United States and 52 in Canada). Of these employees, 186 were manufacturing personnel. Span-America is not a party to any collective bargaining agreement in the United States and has never experienced an interruption or curtailment of operations due to labor controversy.

On December 9, 2011, we acquired substantially all of the assets of M.C. Healthcare, located in Beamsville, Ontario. The manufacturing employees of this facility (30 employees at September 28, 2013) are members of the Sheet Metal Workers’ International Association, Local Union #540 (the “Union”), whose employment is governed by a Collective Agreement with the Union that was assumed by operation of Canadian labor law by our new Canadian subsidiary in connection with the asset acquisition. This Collective Agreement expired by its terms on October 31, 2012. A new Collective Agreement was negotiated and ratified by a vote of the Union members in November 2012. There was no work interruption or curtailment of operations as a result of the negotiations on the new agreement. The new Collective Agreement expires on October 31, 2018. We do not anticipate any material adverse change in our M.C. Healthcare operations as a result of the new collective agreement. M.C. Healthcare had 52 total full-time employees on September 28, 2013. We believe that our relations with our employees are good in both the United States and Canada.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard mattress products from our Greenville, South Carolina plant. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices. The certification is subject to reassessment at six-month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2013.

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

Item 1A. Risk Factors

Our exclusive distribution agreement for consumer products was transferred from Louisville Bedding Company to Hollander Home Fashions on May 24, 2013 as a result of the sale of Louisville Bedding’s utility bedding retail business to Hollander. If the combined marketing and distribution efforts of Span-America and Hollander are not as effective as the previous combination of the efforts of Span-America and Louisville Bedding, there could be a material adverse effect on our sales and income, which in turn could have a material adverse effect on our financial condition. Louisville Bedding was the exclusive distributor of our consumer foam products from March 1999 through May 2013, when certain assets of their utility bedding business were sold to Hollander. Our distribution agreement with Louisville Bedding was assigned to Hollander on May 24, 2013. The agreement expires in December 2015. In general, we have been, and expect to continue, working with Hollander under the same general terms and conditions as we did with Louisville Bedding. Sales to Louisville Bedding under the agreement were approximately $26.2 million during our 2012 fiscal year and made up approximately 34% of our total sales. Sales to Hollander and Louisville Bedding combined under the agreement were approximately $23.3 million during our 2013 fiscal year and made up approximately 32% of our total sales. Hollander is larger and has greater resources than Louisville Bedding. We believe that the new relationship with Hollander creates opportunities to expand our consumer products sales and earnings. However, we can give no assurance that the combined efforts of Span-America and Hollander will be as successful as the previous combination of the efforts of Span-America and Louisville Bedding. If sales of our consumer products decline as a result of the new arrangement, our earnings and financial condition could be materially negatively affected.

If some or all of our medical products were determined to be subject to the medical device excise tax imposed by the Affordable Care Act, there could be a material adverse effect on our net income. Beginning January 1, 2013, the Affordable Care Act imposes a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the U.S. Food & Drug Administration (the “FDA”) unless the products fit within certain exemptions enumerated in the Affordable Care Act. We believe that all of our medical products except for Selan® skin care products are “medical devices” within the meaning of the FDA regulations. We also believe that our medical products are exempt from the excise tax because our interpretation is that they meet the definition what is commonly referred to as the “Retail Exemption.” The Retail Exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. While we believe all of our medical products are exempt, the Retail Exemption is based on a facts-and-circumstances inquiry into numerous factors listed in the Act rather than a “bright line” standard. We are not aware of any IRS or court rulings interpreting these regulations, so we cannot be absolutely certain that all of our medical products are exempt. If some or all of our medical products were found to be medical devices subject to the excise tax, we could incur material tax expenses on our sales of medical devices which could have a material adverse effect on our earnings and financial condition. Our medical sales excluding Selan have totaled $35.6 million in the nine-month period from January 2013 (when the tax became effective) through our fiscal year ended in September 2013. If the excise tax were found to apply to all of our medical products (other than Selan products), our additional tax expense for this nine-month period would be approximately $819,000, or approximately $1.1 million on an annualized basis. Of course, actual future sales levels and the amount of any applicable excise tax would vary.

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a material decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. With minimal notice, either party can generally end these supplier-customer relationships. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. Our largest customer in the medical segment is McKesson Corporation, which represented 21% of our sales in the medical segment during fiscal 2013. In addition, all of our consumer foam products are sold through our exclusive distributor, Hollander Home Fashions, under a marketing and distribution agreement that expires in December 2015. The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Sales to Hollander Home Fashions accounted for approximately 32% of our total net sales during fiscal 2013 and 88% of our sales in the custom products segment.

For more information on major customers and information on our business segments, see the discussions under Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships,” Item 1. “Business – Industry Segment Data – Custom Products,” Item 1. “Business – Major Customers,” Note 18 – Major Customers and Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements.

Possible downturns in the U.S. economy combined with uncertainties about healthcare reform and tax policy could cause our sales to decline, which in turn could have a material negative effect on our earnings. The largest volume product lines within our medical segment are our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces. These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies. We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables. Consequently, sales of our support surfaces and bed frames are likely to be more sensitive to general economic weakness than other medical product lines in our business. Also, uncertainties about tax policy and the full implementation of healthcare reform could cause our customers to delay, reduce or cancel capital expenditure plans, which could slow sales particularly within our support surface and bed frame product lines. Therapeutic support surface sales made up 34% of total Company sales during fiscal 2013 and increased 10% during the year compared with fiscal 2012. Sales of bed frames, which resulted from the M.C. Healthcare acquisition, made up 14% of total Company sales during fiscal 2013. Sales of therapeutic support surfaces and bed frames could decline if economic conditions worsen or if healthcare reform and changes in tax policy result in reduced demand from our customers.

In addition, our industrial products are sold primarily to the automotive, packaging and water sports industries, as well as various other manufacturers. Our industrial business has historically been more affected by general economic trends than other Span-America product lines. Therefore an economic downturn is likely to have a greater effect on sales of industrial products than on other product lines in our business. Sales of industrial products could decline if economic conditions worsen.

Since many of our operating costs are fixed within a normal monthly range of sales and production activity, sales declines could result in proportionally greater declines in earnings performance. We would attempt to reduce expenses in response to lower sales levels, but we cannot give assurance that we would be able to fully offset the effect of a decline in sales volume. As a result, our business could be materially adversely affected by an economic downturn or weakness in the economy.

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

Our acquisition of M.C. Healthcare in December 2011 has introduced several new risks for the Company, including those related to international operations, foreign exchange and impairment of goodwill or other intangible assets. The acquisition could precipitate changes in M.C. Healthcare’s relationships with key customers or suppliers, which could have a negative effect on our earnings performance. While we believe that the M.C. Healthcare acquisition will prove to be successful and improve our financial performance, we cannot guarantee that the acquisition will not materially and adversely affect our results of operations and financial condition. There are risks inherent with any acquisition such as retaining key employees and the risk that unexpected liabilities may arise from the M.C. Healthcare acquisition.

M.C. Healthcare’s manufacturing facility is located in Beamsville, Ontario, Canada. We are leasing the current facility under a five-year lease agreement as described elsewhere in this report. As a result, we have been operating in a foreign country under different laws, regulations and customs, all of which have added potential new risks and costs to the Company.

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

The M.C. Healthcare acquisition resulted in additional goodwill of approximately $2.5 million. We will evaluate this goodwill at least annually for possible impairment. If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition.

Our medical business could lose sales volume or could have a lower sales growth rate as a result of government reimbursement changes in the medical market. A number of our medical products are eligible for reimbursement by the Centers for Medicare and Medicaid Services (“CMMS”). We receive no direct reimbursements from CMMS, but our customers often submit reimbursement requests to CMMS. For example, we sell therapeutic support surfaces to home health care dealers who in turn rent these products to patients. CMMS reimburses the dealers for some or all of the patients’ rental costs. If the CMMS reimbursement rates are reduced, the demand for our medical products that are covered by CMMS could decrease, depending on the size of the rate reduction, and could have a material adverse impact on our earnings.

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases. The cost of polyurethane foam represented approximately 36% of our total cost of goods sold in fiscal 2013. An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability. Besides polyurethane foam, our other major raw material categories include therapeutic support surface covers made of various water-proof fabrics, vinyl bags, vinyl air cylinders, electronic components for beds and support surfaces, motors, pneumatic pumps, blowers, corrugated boxes, bed actuators, steel and metal stampings. Raw materials are our single largest cost category, representing approximately 75% of our total cost of goods sold in fiscal 2013. Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

Changes in applicable laws or increased government regulations to limit carbon dioxide and other greenhouse gas emissions, as a result of concern over climate change, may result in increased raw material or other costs, which would negatively affect our profitability.

Our sales volume could decline as a result of competition from low-cost foreign imports. During the last several years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports. In the medical segment, the number of low-cost, imported mattress products has increased, but it has not yet had a significant impact on our medical business. We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products. Also, our customers in the consumer market, which are generally national retailers, are generally more likely to change suppliers to buy lower-cost products than our customers in the medical market. Therefore, we could lose significant sales volume in our consumer bedding business and some portion of our medical sales volume if we are unable to compete effectively with low-cost imports.

Certain of our medical products are classified as medical devices and are regulated by the FDA and Health Canada. These regulations require, among other things, that medical device manufacturers register with the FDA and Health Canada, list devices manufactured by them, and file various reports. In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA and state regulatory authorities. Although we believe that we are in substantial compliance with applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet new regulatory requirements.

Our sales and earnings performance can be volatile when compared from quarter-to-quarter or year-to-year because of the effect of limited-time promotions that periodically occur in our custom products segment. During fiscal years 2012 and 2013, we participated in several limited time, seasonal promotions of our consumer products. These promotions had the effect of temporarily increasing our sales and earnings during the periods the promotions took place. The promotions are conducted primarily at the sole discretion of our retail customers and therefore may or may not recur in future periods. While the Company benefits from these promotions when they take place, if similar promotions do not recur in future comparative periods, it creates an unfavorable sales and earnings comparison, which can create the mistaken impression that the Company’s performance has permanently declined.

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

We also lease 15,000 square feet of warehouse space in Salt Lake City, Utah for use as a distribution center for our medical products segment. We lease this facility on a month-by-month basis at a rate of $7,500 per month.

We consider the South Carolina and Utah facilities to be suitable and adequate for their intended purposes.

In connection with our acquisition of M.C. Healthcare on December 9, 2011, we signed a five-year commitment to lease the 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario, Canada from M.C. Healthcare’s former parent corporation, Thompson Contract Supply Company Limited, at $265,000 per year with an option to buy the property or continue the lease for an additional five years. We consider the Beamsville, Ontario facilities suitable and adequate for the conduct of the business acquired from M.C. Healthcare, which is part of our medical products segment.

Item 3. Legal Proceedings

From time to time we are a party to various legal actions arising in the normal course of business. We believe that as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, there currently are no proceedings threatened or pending against us that, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN. As of December 20, 2013, there were 2,927,416 common shares outstanding, 145 shareholders of record and approximately 1,700 beneficial shareholders. The closing price of Span-America’s stock on December 20, 2013 was $19.91 per share.

The high and low sales prices for the Company’s common stock in each of the last eight fiscal quarters are shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2013
High	$19.93	$20.96	$20.97	$23.73	$23.73
Low	16.40	17.50	17.80	19.50	16.40

For Fiscal 2012
High	$15.00	$16.99	$18.40	$17.75	$18.40
Low	13.13	14.07	16.00	14.97	13.13

In November 2012, the Company’s Board of Directors (the “Board”) declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and regular quarterly dividend were paid December 4, 2012, to shareholders of record on November 21, 2012.

The Company has paid a regular quarterly cash dividend since January 1990. In April 2011, the Board increased the quarterly dividend to $0.11 per share from $0.10 per share. In May 2012, the Board increased the quarterly dividend to $0.125 per share, and in August 2013, the Board increased the quarterly dividend to $0.14 per share. We expect the Company to continue to pay quarterly dividends for the foreseeable future, although the Board may discontinue paying dividends at any time. Future dividend payments will depend upon the Company’s earnings and liquidity position. See the discussion of our revolving bank credit facility in Note 11 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for a description of restrictions on our ability to pay dividends and repurchase our stock, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

During the fiscal year ended September 28, 2013, the Company repurchased and retired 25,000 shares of its common stock at a price of $18.00 per share. These shares were repurchased in August 2013 from the former owner of M.C. Healthcare Products Inc. The shares were issued as part of the purchase price of our acquisition of M.C. Healthcare in December 2011. The Company announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we may repurchase an additional 70,903 shares in the future. The program may be suspended or discontinued at any time. See Note 11 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for restrictions on purchasing equity shares.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
8/1/13 – 8/31/13	25,000	$18.00	167,869	70,903
Total	25,000	$18.00	167,869	70,903

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

The following graph sets forth the performance of the Company’s common stock for the five-year period from September 27, 2008 through September 28, 2013, compared to the Russell MicroCap Index and a peer group index. The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of September 28, 2013. The companies included in the peer group index are shown below. All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

SPAN-AMERICA MEDICAL SYSTEMS, INC.,

THE RUSSELL MICROCAP INDEX

AND A PEER GROUP

Assumes $100 invested on September 27, 2008.

Assumes dividends reinvested. Fiscal year ended September 28, 2013.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842

at September 28, 2013

Airware Labs Corp.	Align Technology, Inc.	Allied Healthcare Products, Inc.
Chad Therapeutics, Inc.	Creative Learning Corp.	Dalton Industries Inc.
Dynamic Energy Alliance Corp.	Exactech, Inc.	GenMark Diagnostics, Inc.
Hansen Medical, Inc.	Healthnostics, Inc.	Hill-Rom Holdings, Inc.
Hot Mama’s Foods Inc.	Internal Fixation Systems, Inc.	Intuitive Surgical, Inc.
Invacare Corp	Lakeland Industries, Inc.	Mako Surgical Corp.
Medical Action Industries Inc.	Milestone Scientific Inc.	Mine Safety Appliances Co.
NMI Health, Inc.	Pathfinder Cell Therapy	Patient Safety Technologies, Inc.
Paychest Inc.	PC Group Incorporated	Point Blank Solutions, Inc.
Refocus Group, Inc.	ReGen Biologics, Inc.	RTI Surgical, Inc.
Skyline Medical Inc.	Steris Corp.	Symmetry Medical, Inc.
United Health Products, Inc.	Unwall International Inc.	West Pharmaceutical Services, Inc.
Wound Management Technologies, Inc.	Wright Medical Group, Inc.	Zimmer Holdings, Inc.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary

(Amounts in thousands, except per share and employee data)

	2013	2012 (1)	2011	2010	2009
For the year:
Net sales	$73,834	$76,146	$52,578	$52,356	$55,867
Gross profit	23,564	23,522	18,144	19,421	20,208
Operating income	7,294	7,510	5,475	6,734	6,868
Income from continuing operations	5,067	5,215	3,699	4,506	4,705
Net income	5,067	5,215	3,699	4,506	4,684
Cash flow from operations	8,219	6,865	2,997	3,758	6,806
Capital expenditures for continuing operations	558	684	191	271	355

Per share:
Income from continuing operations:
Basic	$1.72	$1.80	$1.33	$1.65	$1.72
Diluted	1.69	1.77	1.30	1.59	1.68
Net income:
Basic	$1.72	$1.80	$1.33	$1.65	$1.72
Diluted	1.69	1.77	1.30	1.59	1.67
Cash dividends declared (2)	1.515	0.470	0.420	1.400	0.360

(1)	See Note 2 in Notes to Consolidated Financial Statements for information regarding the acquisition of M.C. Healthcare Products Inc.
(2)	Cash dividends declared include special dividends of $1.00 per share in fiscal years 2013 and 2010.

Five-Year Financial Summary

(Amounts in thousands, except per share and employee data)

	2013	2012	2011	2010	2009

At end of year:
Working capital	$15,172	$14,530	$15,312	$11,868	$10,858
Property and equipment - net	5,137	5,391	5,156	5,685	6,159
Total assets	36,377	37,648	30,596	27,212	26,835
Shareholders' equity	30,114	30,080	24,221	21,379	20,573
Book value per share	10.29	10.30	8.67	7.75	7.59
Number of employees from continuing operations	275	344	255	218	212

Key ratios:
Return on net sales	6.9%	6.8%	7.0%	8.6%	8.4%
Return on average shareholders' equity	16.8%	19.2%	16.2%	21.5%	24.7%
Return on average total assets	13.7%	15.3%	12.8%	16.7%	18.4%
Current ratio	3.7	3.2	3.7	3.4	3.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products. Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments. In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids® and Isch-Dish® products. We manufacture and market medical bed frames including the Maxxum, Rexx, Advantage and Encore series bed frames as well as related case goods, tables and seating products for the long-term care market. We also market the Risk Manager® bedside safety mat, which is manufactured to our specifications by a third-party supplier. We license and market, but do not manufacture, Selan® skin care products. In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market. Our consumer mattress pads and pillows are marketed by our exclusive distributor, Hollander Home Fashions. We sell the industrial product line directly to our customers through our own sales force instead of using distributors.

RESULTS OF OPERATIONS FISCAL 2013 VS. 2012

Summary

Notwithstanding sales growth of 2% in the medical segment, net sales for fiscal year 2013 decreased 3% to $73.8 million compared with $76.1 million in fiscal 2012. Net income for fiscal 2013 declined 3% to $5.1 million, or $1.69 per diluted share, from $5.2 million, or $1.77 per diluted share, in fiscal 2012. The decrease in earnings for fiscal 2013 compared with fiscal 2012 was mainly the result of a less profitable sales mix and higher selling and R&D costs for our M.C. Healthcare product lines in addition to lower sales volume in our custom products segment.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (“Old M.C. Healthcare”). Old M.C. Healthcare, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market. Span-America is operating M.C. Healthcare under the registered business name M.C. Healthcare Products, a division of Span Medical Products Canada Inc. (which we refer to as “Span-Canada”), which is a British Columbia corporation and wholly-owned subsidiary of Span-America. For reporting and management purposes, financial results for M.C. Healthcare became part of our existing medical segment as of the acquisition date, December 9, 2011. See Note 2 in the Notes to Consolidated Financial Statements for more information on this acquisition.

Sales

Medical segment sales rose 2% to $47.5 million in fiscal 2013 compared with sales of $46.5 million in fiscal 2012. The growth in medical sales resulted primarily from a 10% increase in sales of our therapeutic support surfaces and a 3% increase in M.C. Healthcare sales. The increase in M.C. Healthcare sales was primarily the result of having the M.C. Healthcare business for approximately two months longer in fiscal 2013 than we did in fiscal 2012. Therapeutic support surfaces are our largest medical product line, making up 53% of our medical segment sales in fiscal 2013 and 49% in fiscal 2012. We sell these products to long-term care facilities, home care dealers and acute-care hospitals throughout the United States and Canada. Sales of therapeutic support surfaces increased in fiscal 2013 primarily as a result of higher sales of our PressureGuard® Easy Air® and Custom Care® support surfaces.

Performance in our other medical product lines during fiscal 2013 included a 13% increase in sales of Selan skin care. Sales of our Risk Manager bedside safety mat decreased 21% in fiscal 2013 primarily because a large order received in fiscal 2012 was not repeated during fiscal 2013. Sales of seating products decreased 10% in fiscal 2013 compared with fiscal 2012. Span-Aids patient positioner sales decreased by 21% during fiscal 2013 because of the loss of a customer in January 2013 as a result of price competition. Sales of mattress overlays declined 6% during fiscal 2013 compared with fiscal 2012. Medical sales accounted for 64% of total net sales in fiscal year 2013 and 61% in fiscal year 2012.

Our custom products segment consists of mattress pads and pillows for the consumer bedding market and specialty foam products for the industrial market. Sales in the custom products segment decreased 11% in fiscal 2013 to $26.3 million compared with $29.7 million in fiscal 2012. Within this segment, consumer bedding sales decreased 11% to $23.3 million compared with $26.3 million in fiscal 2012 primarily because a seasonal promotion for consumer bedding products that took place in the second quarter of fiscal 2012 was not repeated in the second quarter of fiscal 2013. Our Internet consumer bedding sales continued to grow, increasing 42% during fiscal 2013 to approximately $1.1 million compared with $740,000 in fiscal 2012.

As previously announced, our consumer products distribution agreement was assigned to Hollander Home Fashions on May 24, 2013, pursuant to the sale of Louisville Bedding’s utility bedding retail business to Hollander. Under the agreement, which expires in December 2015, Hollander replaced Louisville Bedding as our exclusive distributor for consumer bedding products. We experienced a smooth transition to Hollander, and we are working with them in an effort to expand sales of consumer foam bedding products.

As previously announced, we expect sales and earnings for fiscal year 2014 to be lower than fiscal 2013 levels because of the loss of a large retail customer for our consumer bedding products. We expect the largest shortfall in consumer sales to occur in the first quarter of fiscal 2014, since it will not include a special seasonal promotion of consumer products that contributed approximately $5.8 million in consumer sales during the first quarter of fiscal 2013. In addition to the first quarter seasonal promotion, we expect this same retail customer to begin purchasing their every-day consumer bedding products from a new supplier, beginning in approximately February 2014. We have continued to build our consumer bedding sales to other retailers and have a strong line of consumer bedding products. As a result, we remain optimistic about adding new retail accounts during fiscal 2014 through joint efforts with our marketing and distribution partner, Hollander Home Fashions.

Industrial sales, which make up the other part of the custom products segment, decreased 12% to $3.0 million in fiscal 2013 compared with $3.4 million in fiscal 2012. Most of this decrease was due to the loss of a customer who moved their manufacturing outside the U. S. in the third quarter of fiscal 2012 as previously reported.

Gross Profit

Our gross profit increased less than 1% during fiscal 2013 to $23.6 million compared with fiscal 2012. Gross margin increased to 31.9% for fiscal 2013 from 30.9% in fiscal 2012. The slight increase in gross margin was caused by a shift in sales mix toward the higher-margin medical segment. Sales in the medical segment made up 64% of total net sales in fiscal year 2013 compared with 61% in fiscal 2012.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 3% to $10.7 million (14.5% of net sales) in fiscal 2013 compared with $10.4 million (13.7% of net sales) in fiscal 2012. The increase occurred in the medical segment and was largely the result of higher commission costs and samples expense related to the growth in medical sales volume during the year.

Total research and development expenses increased 11% to $1.2 million in fiscal 2013 compared with $1.1 million in fiscal 2012. The increase was the result of new product development efforts primarily for M.C. Healthcare products. We incur almost all of our research and development expenses in the medical segment for the development of new products, new features of existing products and design improvements. Our research and development expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.

General and administrative expenses decreased 3% to $4.3 million in fiscal 2013 from $4.5 million in fiscal 2012. The expense decrease during fiscal 2013 resulted partially from lower incentive compensation expenses in fiscal 2013. In addition, M.C. Healthcare acquisition-related expenses in fiscal 2012 included $319,000 ($.07 per diluted share after taxes) in non-recurring, acquisition transaction costs.

Operating Income

Total operating income decreased 3% in fiscal 2013 to $7.3 million compared with $7.5 million in fiscal 2012 mostly as a result of lower sales volume in the custom products segment and higher operating expenses for the M.C. Healthcare business. In the medical segment, operating income for fiscal 2013 increased by 2% to $5.4 million compared with $5.3 million in fiscal 2012 due mainly to the increase in medical sales volume. In the custom products segment, operating income decreased 10% to $2.5 million in fiscal 2013 compared with $2.8 million in fiscal 2012 because of lower custom products sales volume during the year.

Non-Operating Income and Expenses

We incurred net non-operating expense of $9,000 in fiscal 2013 compared with net non-operating expense of $44,000 in fiscal 2012. The 80% reduction was primarily caused by a foreign currency exchange loss of $29,000 in fiscal 2012 related to the December 2011 asset acquisition of M.C. Healthcare compared with a net $5,000 foreign currency exchange gain in fiscal 2013. See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility and “Foreign Currency Exchange” below for more information about foreign exchange risks.

Net Income and Dividends

Net income for fiscal 2013 decreased 3% to $5.1 million, or $1.69 per diluted share, from $5.2 million, or $1.77 per diluted share, in fiscal 2012. The earnings decrease for fiscal 2013 was the result of a less profitable sales mix and higher selling and R&D costs for our M.C. Healthcare product lines, in addition to lower sales volume in our custom products segment.

During fiscal 2013, we paid dividends of $4.4 million, or 88% of net income for the year. This amount consisted of three quarterly dividends of $0.125 per share, one quarterly dividend of $0.14 per share and special cash dividend of $1.00 per share paid on December 4, 2012. This was our fourth special cash dividend payment.

Outlook

In the first quarter of fiscal year 2014, we expect consumer bedding sales to be lower than they were in the first quarter of fiscal 2013 because we will not have a seasonal consumer products promotion in November 2013 as we did in November 2012. In addition to the non-recurring seasonal promotion, as previously announced, we expect consumer sales to be lower for the full fiscal year 2014 because one of our large retail customers has selected another supplier for their every-day consumer bedding products. The selection of another supplier occurred during a routine competitive selection process conducted periodically by this customer. As a result, including the seasonal promotion described above and the every-day business, our sales to this customer are expected to decrease by approximately $13.3 million in fiscal 2014 compared with fiscal 2013. The sales decline is expected to reduce fiscal 2014 diluted earnings per share by approximately $0.10 - $0.15 compared with fiscal 2013, after factoring in the expected benefits from planned sales growth in other parts of Span-America’s business during fiscal 2014. We are disappointed to lose this account for the coming year, but we expect that continued growth from our core medical business and higher sales to other retail accounts will partially offset the loss. We expect to continue supplying consumer bedding products to this customer at normal levels through January 2014. Starting in February, we expect this customer to begin purchasing these products from the new supplier. However, we also believe we will have opportunities to make new proposals to this same customer for other retail programs that will take place in 2014. In addition, we expect to have opportunities to add new retail accounts with our marketing and distribution partner, Hollander Home Fashions.

The “Affordable Care Act” enacted in 2010 created new Internal Revenue Code provisions that impose a 2.3% excise tax on sales of certain “taxable medical devices.” The tax is to be paid by the manufacturer, producer or importer of these devices. Based on our analysis of the final regulations for the tax that became effective on January 1, 2013, we believe our medical products are exempt from the tax under the retail exemption provisions of the regulations. The retail exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. See Part I. Item 1A. Risk Factors for more information on the medical device tax.

RESULTS OF OPERATIONS FISCAL 2012 VS. 2011

Summary

Fiscal 2012 net sales increased 45% to $76.1 million compared with $52.6 million in fiscal 2011 and benefited from growth in the medical and custom products segments and from the acquisition of M.C. Healthcare. The $23.6 million increase in sales included organic growth of $13.4 million and $10.2 million from the M.C. Healthcare acquisition as further described below. Net income for fiscal 2012 rose to $5.2 million, or $1.77 per diluted share, an increase of 41% from $3.7 million, or $1.30 per diluted share, in fiscal 2011. The earnings increase for fiscal 2012 was the result of higher overall sales volume, the M.C. Healthcare acquisition and a lower rate of increase in selling, general and administrative expenses compared with the prior year.

On December 9, 2011, we acquired substantially all the assets of M.C. Healthcare Products Inc. (“Old M.C. Healthcare”). Old M.C. Healthcare, located in Beamsville, Ontario, Canada, was a privately-owned manufacturer and marketer of medical bed frames and related products for the long-term care market. For their pre-acquisition fiscal year ended July 31, 2011, Old M.C. Healthcare reported sales of CDN $12.2 million and operating profit of CDN $170,000, which included non-recurring and owner-related expenses of CDN $1.5 million and CDN $84,000 in depreciation and amortization.

The total purchase price for the M.C. Healthcare assets was approximately $9.7 million, which included $7.9 million in cash and 100,000 shares of Span-America common stock paid at closing, plus $354,000 paid in January 2012 for the final working capital adjustment. The 100,000 shares of Span-America common stock were valued at $1.44 million based on the average of the high and low sales prices on December 8, 2011. We funded the asset acquisition through a combination of cash on hand, proceeds from the liquidation of our securities available for sale and $6.5 million from our revolving credit facility. The tangible assets purchased consisted primarily of accounts receivable, inventory and manufacturing equipment. Liabilities assumed consisted of accounts payable and accruals incurred in the ordinary course of business. The transaction resulted in goodwill of approximately $2.5 million and other intangible assets of approximately $4.0 million.

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

Performance in our other medical product lines included a 7% increase in sales of the Risk Manager bedside safety mat. Selan skin care sales in fiscal 2012 increased 3% compared with fiscal 2011, while sales of seating products increased 5% during the same period. Sales of our Span-Aids patient positioners decreased by 2% during fiscal 2012 compared with fiscal 2011, and sales of mattress overlays declined 6% during fiscal 2012 compared with fiscal 2011. Medical sales accounted for 61% of total net sales in fiscal year 2012 and 66% in fiscal year 2011.

Sales in the custom products segment increased 66% in fiscal 2012 to $29.7 million compared with $17.8 million in fiscal 2011. Within this segment, consumer sales rose 77% to $26.3 million in fiscal 2012 compared with $14.8 million in fiscal 2011. The majority of sales growth in the custom products segment was due to consumer bedding sales that resulted from several limited-time promotions with our retail customers during fiscal 2012. The remaining portion of the increase came from higher demand from existing customers related to product enhancements as well as the addition of new customers. Our Internet consumer bedding sales also continued to grow, increasing 159% during fiscal 2012 to approximately $740,000 compared with fiscal 2011. All of our consumer products were sold through our marketing and distribution partner, Louisville Bedding Company, before the acquisition of Louisville Bedding’s utility bedding retail business by Hollander Home Fashions in fiscal 2013.

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

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 20% to $10.4 million (13.7% of net sales) in fiscal 2012 compared with $8.7 million (16.6% of net sales) in fiscal 2011. The increase occurred in the medical segment and was primarily the result of the acquisition of M.C. Healthcare and higher commission and freight expense as a result of the growth in sales volume.

Total research and development expenses increased 71% to $1.1 million in fiscal 2012 compared with $643,000 in fiscal 2011. The increase was the result of new product development efforts for both M.C. Healthcare and Span-America’s base medical business.

General and administrative expenses increased 36% to $4.5 million in fiscal 2012 from $3.3 million in fiscal 2011. The expense increase during fiscal 2012 resulted primarily from the M.C. Healthcare acquisition and higher incentive compensation expenses in fiscal 2012. M.C. Healthcare acquisition-related expenses included $349,000 of intangibles amortization expense and $319,000 ($.07 per diluted share after taxes) in non-recurring, acquisition transaction costs for the fiscal year 2012. Partially offsetting these increases were income of $183,000 in fiscal 2012 from the cash value of life insurance compared with $33,000 in fiscal 2011.

In spite of the increases in expense levels, total selling, research and development and administrative expenses declined as a percentage of sales to 21.0% in fiscal 2012 compared with 24.1% in fiscal 2011 because total sales grew at a faster rate than expenses during this period.

Operating Income

Operating income increased 37% in fiscal 2012 to $7.5 million compared with $5.5 million in fiscal 2011. In the medical segment, operating income for fiscal 2012 increased by 15% to $5.3 million compared with $4.7 million in fiscal 2011. Operating income in the custom products segment increased 84% to $2.8 million in fiscal 2012 compared with $1.5 million in fiscal 2011. The increase in total operating income for the year was the result of higher sales volume in both the medical and custom products segments as a result of the M.C. Healthcare asset acquisition and two special, limited-time consumer products promotions.

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

Net Income and Dividends

Net income for fiscal 2012 rose to $5.2 million, or $1.77 per diluted share, an increase of 41% from $3.7 million, or $1.30 per diluted share, in fiscal 2011. The earnings increase for fiscal 2012 was the result of higher overall sales volume, the M.C. Healthcare acquisition and a lower rate of increase in selling, general and administrative expenses compared with the prior year. The M.C. Healthcare acquisition contributed after-tax income of $734,000, or $0.25 per diluted share, from the closing date of December 9, 2011, through fiscal year-end 2012, and accounted for approximately 48% of the total increase in net income for fiscal 2012 compared with the prior fiscal year. During fiscal 2012, we paid dividends of $1.4 million, or 26% of net income for the year. This amount consisted of two quarterly dividends of $0.11 per share and two quarterly dividends of $0.125 per share.

In November 2012, our Board declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and regular quarterly dividend were paid on December 4, 2012, to shareholders of record on November 21, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash flow from operations of $8.2 million during fiscal 2013, which represented an increase of 20% compared with cash flow of $6.9 million in fiscal 2012. The primary reason for the increase in cash flow during fiscal 2013 was a decrease in inventory levels during the year as a result of the consumer products promotion that took place in November 2012 but was not repeated in November 2013. Inventory levels at fiscal year-end 2013 declined by $2.9 million from fiscal year-end 2012 compared with a decline of $521,000 during the previous fiscal year. Cash flow in fiscal 2013 was negatively affected by a reduction in accounts payable and accruals at fiscal year-end 2013 compared with fiscal year-end 2012 primarily because we paid more accounts payable in fiscal 2013 than we did in fiscal 2012, which was also related to the nonrecurring seasonal promotion described above.

Major uses of cash provided by operations during fiscal 2013 included payment of dividends of $4.4 million, the purchase of property and equipment of $558,000 and the purchase and retirement of 25,000 shares of the Company’s common stock at a total cost of $450,000.

Working capital increased by $641,000, or 4%, to $15.2 million at fiscal year-end 2013 compared with fiscal year-end 2012. The increase in working capital resulted from the increase in cash and decreases in inventory and accounts payable discussed above. In addition, our current ratio increased to 3.7 at fiscal year-end 2013 from 3.2 at fiscal year-end 2012.

Accounts receivable, net of allowances, decreased 5%, or $450,000, to $7.8 million at the end of fiscal 2013 compared with $8.2 million at the end of fiscal 2012. The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, increased to 44.6 days in 2013 compared with 42.6 days in 2012 due to the combination of higher medical sales and lower custom products sales. Medical segment sales generally have a longer collection time than those in the custom products segment. Approximately $1.4 million included in accounts receivable at September 28, 2013 were for sales made by Span-Canada. All of our accounts receivable are unsecured. Certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory, net of reserves, decreased by $2.9 million, or 31%, to $6.4 million at fiscal year-end 2013 compared with $9.4 million at fiscal year-end 2012. At September 28, 2013 our inventory included approximately $2.1 million of inventory related to M.C Healthcare. The work-in-process inventory shown in Note 4 in the Notes to Consolidated Financial Statements is entirely associated with M.C. Healthcare. At fiscal year-end 2012, we were holding larger than normal amounts of consumer finished goods inventory related to a seasonal promotion of consumer products that shipped in November 2012. Inventory turns increased to 6.3 times in fiscal 2013 compared with 6.2 times in fiscal 2012.

From the end of our 2012 fiscal year to the end of fiscal 2013:

●	Prepaid expenses increased by $383,000, or 122%, to $698,000 primarily as a result of refundable taxes in Canada and advance deposits paid for certain raw material purchases.

●

Our deferred income tax asset decreased by 43%, or $264,000, during fiscal 2013 to $349,000 from $613,000 due mostly to incentive compensation accrued during fiscal 2012 that was not deductible for tax purposes until fiscal year 2013.

●	Net property and equipment decreased by $254,000, or 5%, during fiscal 2013. The decrease was made up of $776,000 in depreciation expense and approximately $558,000 in equipment purchases.

●

Other assets increased 9% to $2.6 million at fiscal year-end 2013 compared with $2.4 million at fiscal year-end 2012 mainly as a result of an increase in the cash value of corporate-owned life insurance policies.

●

Our accounts payable decreased by 21% to $2.7 million at fiscal year-end 2013 compared with $3.4 million at fiscal year-end 2012 due to a reduction in raw material purchases in September 2013 compared with September 2012 related to the nonrecurring seasonal promotion of consumer products described above.

●

Accrued and sundry liabilities decreased by 14% during the year to $2.9 million compared with $3.4 million last year due mainly to lower levels of accrued incentive compensation at fiscal year-end 2013.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of M.C. Healthcare. The maximum principal amount we can borrow at any one time under the loan agreement is $10 million. The maturity date was extended to April 30, 2015. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the agreement). The interest rate, including the margin of 85 basis points, was 1.0635% in December 2012, the last time we borrowed under the credit agreement. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5 million payable quarterly. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary Span Medical Products Canada Inc.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures. The credit facility also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our wholly-owned subsidiary, Span-Canada, is not restricted in its ability to pay dividends or make distributions to the parent company. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013 and the repurchase of 25,000 shares of Company common stock during the fourth quarter of fiscal 2013. We believe that we were in compliance with the loan covenants as of September 28, 2013. There were no borrowings under this credit facility as of September 28, 2013.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We repurchased 25,000 shares of company stock at $18.00 per share for a total of $450,000 from the owner of Old M.C. Healthcare in August 2013. The shares were issued as part of the purchase price of our acquisition of M.C. Healthcare in December 2011. As of September 28, 2013, we had repurchased a total of 167,869 shares under the expanded program at an average price of $12.84 per share, representing a total investment of $2.2 million. Considering these prior purchases, we are authorized to repurchase an additional 70,903 shares under the current program. We may continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2014 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at September 28, 2013 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes in the Notes to Consolidated Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations - Note 20	$1,010	$272	$537	$201	$-
Purchase obligations - Note 21	1,460	730	730	-	-
Deferred compensation - Note 12	824	114	227	227	256
Total contractual obligations	$3,294	$1,116	$1,494	$428	$256

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Fiscal 2011: During the first two quarters of fiscal 2011, we experienced relatively small price increases in several of our lower-volume raw materials, which had minimal impact on our profitability. However, in June and July of 2011, we experienced additional price increases for most of our foam raw materials, which had a larger impact on our profitability during fiscal 2011. For the full year of fiscal 2011, inflation had minimal impact on our sales and a moderately negative impact on our earnings.

Fiscal 2012: General market inflation was low in the United States and Canada during fiscal 2012 and was consequently a minor factor in our operations for the year. However, volatility in the cost of polyurethane foam, our primary raw material in the U.S., was a significant factor for our operations during fiscal 2012. In April 2012, our cost of foam rose between 10% and 18%, depending on the type of foam. During the fourth quarter of fiscal 2012, we experienced decreases of approximately 5% in the costs of some of our foam raw materials. For the full year of fiscal 2012, inflation had a small positive impact on our sales and a moderately negative impact on our earnings.

Fiscal 2013: We last received price increases on certain of our foam raw materials effective April 1, 2013. The increase was due to a temporary reduction in the supply of a key chemical component used in the foam manufacturing process. These increases were partially rolled back in the third quarter of fiscal 2013 as the component chemical supplies returned to normal levels. For the full year of fiscal 2013, inflation had minimal impact on our sales and a moderately negative impact on our earnings.

See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam. We have taken various actions to mitigate the effect of recent cost increases. However, we can give no assurance that we will be able to fully offset these cost increases in the future. If we are unable to do so, the cost increases could negatively affect our profitability.

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a moderate factor for our operations during fiscal 2014. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S. and Canada. For fiscal year 2013, our net realized foreign currency exchange gain was $5,000 compared with a net realized foreign currency exchange loss of $29,000 in fiscal 2012.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken to set credit limits for most of our customers. We regularly evaluate past-due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts. Customer financial conditions may change and increase the risk of non-collectability and may require additional provisions, which could negatively impact our operating results. As of September 28, 2013 and September 29, 2012, our provision for doubtful accounts was approximately $263,000 and $233,000, respectively. This represented approximately 3.4% of total accounts receivable at fiscal year-end 2013 compared with 2.8% of total accounts receivable at fiscal year-end 2012.

Reserve for Obsolete and Excess Inventories

We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of September 28, 2013, our provision for excess and obsolete inventory represented approximately 11.2% of total inventories, or approximately $720,000. This compares with $595,000, or 6.3%, of total inventories at fiscal year-end 2012. The increase in our inventory reserve in dollars was attributable to M.C. Healthcare. The increase in the reserve as a percentage of total inventories during fiscal 2013 was affected by a $2.7 million decline in consumer inventories at fiscal year-end 2013 compared with fiscal year-end 2012 related to the nonrecurring seasonal promotion described above.

Warranty Obligations

We warrant certain of our products for specific periods of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from these estimated amounts. In addition, we receive warranties from certain suppliers of key components of our products, and we rely on these suppliers to replace or provide credit for their defective goods that might be used in our products. Such replacements or credits reduce our direct warranty costs. If our suppliers failed to honor their warranties, our warranty cost could increase. We review the accrued balances on a quarterly basis and update the historical warranty cost trends. If our estimated warranty costs were too low, we would be required to accrue additional warranty cost in the future, which would negatively affect our operating results. Our actual warranty expense was approximately $172,000 in fiscal 2013, $89,000 in fiscal 2012 and $493,000 in fiscal 2011. Our accrued warranty costs at September 28, 2013, were $319,000. See Note 10 in the Notes to Consolidated Financial Statements for more information on product warranties.

Impairment of Goodwill

“Impairment” is the condition that exists when the carrying amount of a long-lived asset or asset group is greater than its fair value. The assets of our medical business include a significant amount of goodwill. We evaluate goodwill in our medical business unit for impairment at least annually, in September, or more frequently if events occur or circumstances change that could reduce the fair value of our medical business unit. For fiscal year-end 2013, we determined that the fair value of the medical business unit exceeded its carrying value and thus no impairment charge was required. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical business unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results. As of September 28, 2013, the carrying value of goodwill was $4.5 million.

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

Present Value of Deferred Compensation

We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 12 “Deferred Compensation” in the Notes to Consolidated Financial Statements. This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $2.3 million at September 28, 2013. See Item 7A below and Notes 8 and 12 in the Notes to Consolidated Financial Statements for more information on deferred compensation and the cash value of life insurance. We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife. In calculating this present value, we used a discount rate of 6%, which was an estimate of the effective long-term rate of return on the portfolio. During fiscal 2013, we reduced the discount rate by 2% from 8% to 6% and recorded additional expense of $40,000, which brought our total fiscal 2013 expense to $94,000. If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect operating results. As of September 28, 2013, we had recorded a deferred compensation liability of approximately $648,000, including current and long-term portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $22,000, and pre-tax income would be reduced by the same amount.

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

Other assets at September 28, 2013 included $2.3 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. See “Present Value of Deferred Compensation” above. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended September 28, 2013, cash value of life insurance increased by 9%, creating after-tax income of approximately $178,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. During December 2012, the last time we borrowed under the credit agreement, the interest rate was 1.0635%, including the margin of 85 basis points. The credit facility also includes an annual unused commitment fee of 25 basis points, payable quarterly, on any unused line of credit availability over $5,000,000. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had no outstanding balance under our credit facility as of September 28, 2013. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

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

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during fiscal year 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our operating income for the fiscal year would have been reduced by approximately $15,000. Based on the exchange rate in effect on September 28, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $112,000, and our total liabilities would have increased by approximately $8,000 for a net change of approximately $104,000. For fiscal year 2013, our net realized foreign currency exchange gain was $5,000 compared with a net realized foreign currency exchange loss of $29,000 in fiscal 2012.

Item 8. Consolidated Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.

Consolidated Financial Statements

September 28, 2013

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Span-America Medical Systems, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Span-America Medical Systems, Inc. as of September 28, 2013 and September 29, 2012 and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended September 28, 2013. Our audits also include the financial statement schedule of Span-America Medical Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of September 28, 2013 and September 29, 2012 and the results of its operations and its cash flows for each of the years in the three year period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina

December 27, 2013

Consolidated Statements of Comprehensive Income

		Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011

Net sales	$73,833,549	$76,146,423	$52,578,372
Cost of goods sold	50,269,657	52,624,293	34,433,918
Gross profit	23,563,892	23,522,130	18,144,454

Selling and marketing expenses	10,722,770	10,446,961	8,737,103
Research and development expenses	1,224,174	1,100,420	643,433
General and administrative expenses	4,322,509	4,464,684	3,288,745
	16,269,453	16,012,065	12,669,281

Operating income	7,294,439	7,510,065	5,475,173

Non-operating income (expense):
Other	6,174	(23,231)	18,893
Interest expense	(15,196)	(20,861)	-
Net non-operating income (expense)	(9,022)	(44,092)	18,893

Income before income taxes	7,285,417	7,465,973	5,494,066
Provision for income taxes - Note 14	2,218,000	2,251,000	1,795,000

Net income	5,067,417	5,214,973	3,699,066

Other comprehensive income, after tax:
Foreign currency translation (loss) gain	(497,647)	284,396	-

Comprehensive income	$4,569,770	$5,499,369	$3,699,066

Net income per share of common stock - Note 15:
Basic	$1.72	$1.80	$1.33
Diluted	$1.69	$1.77	$1.30

Dividends per common share (1)	$1.515	$0.470	$0.420

Weighted average shares outstanding:
Basic	2,939,684	2,892,956	2,777,820
Diluted	2,994,239	2,946,603	2,839,292

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Consolidated Balance Sheets

	September 28, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,424,521	$2,665,302
Accounts receivable, net of allowances of $263,000 (2013) and $233,000 (2012)	7,787,837	8,238,266
Inventories - Note 4	6,445,950	9,418,842
Deferred income taxes - Note 14	348,950	613,420
Prepaid expenses	698,003	314,912
Total current assets	20,705,261	21,250,742

Property and equipment, net - Note 5	5,136,535	5,390,675
Goodwill - Note 6	4,487,546	4,610,615
Intangibles, net - Note 7	3,430,349	3,990,887
Other assets - Note 8	2,616,937	2,404,847
	$36,376,628	$37,647,766

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,658,125	$3,360,859
Accrued and sundry liabilities - Note 9	2,875,600	3,359,487
Total current liabilities	5,533,725	6,720,346

Deferred income taxes - Note 14	194,883	293,149
Deferred compensation - Note 12	534,239	554,287
Total long-term liabilities	729,122	847,436

Total liabilities	6,262,847	7,567,782

Commitments and contingencies - Notes 20 and 21

Shareholders' equity - Note 13
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,927,416 (2013) and 2,919,250 (2012)	2,626,526	2,757,359
Additional paid-in capital	872,494	838,252
Retained earnings	26,828,012	26,199,977
Accumulated other comprehensive (loss) income	(213,251)	284,396
Total shareholders' equity	30,113,781	30,079,984

	$36,376,628	$37,647,766

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

		Years Ended
	September 28, 2013	September 29, 2012	October 1, 2011
OPERATING ACTIVITIES:
Net income	$5,067,417	$5,214,973	$3,699,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	775,767	756,656	720,478
Amortization	509,247	452,670	89,218
Provision for losses on accounts receivable	91,623	32,008	36,936
Provision (Benefit) for deferred income taxes	166,000	(66,000)	164,000
Gain on sale and disposal of property and equipment	(916)	-	-
Increase in cash value of life insurance	(184,786)	(194,806)	(11,848)
Deferred compensation	(20,048)	(54,705)	(51,626)
Stock compensation expense	34,242	72,264	69,497
Changes in operating assets and liabilities:
Accounts receivable	295,550	(69,307)	741,736
Inventories	2,898,492	520,981	(3,534,362)
Prepaid expenses and other assets	(296,204)	256,544	441,060
Accounts payable and accrued and sundry liabilities	(1,117,533)	(55,964)	633,221
Net cash provided by operating activities	8,218,851	6,865,314	2,997,376

INVESTING ACTIVITIES:
Acquisition of M.C. Healthcare	-	(8,251,831)	-
Purchases of securities available for sale	-	-	(2,760,000)
Proceeds from sale of securities available for sale	-	4,000,000	2,460,000
Purchases of property and equipment	(557,863)	(684,327)	(191,209)
Proceeds from sale of property and equipment	7,850	-	-
Payments for other assets	(110,586)	(107,528)	(102,665)
Net cash used for investing activities	(660,599)	(5,043,686)	(593,874)

FINANCING ACTIVITIES:
Dividends paid	(4,439,382)	(1,358,425)	(1,166,789)
Proceeds from long-term debt	-	9,300,000	-
Repayment of long-term debt	-	(9,300,000)	-
Purchase and retirement of common stock	(450,000)	-	(8,292)
Proceeds from exercise of options for common stock	152,647	68,946	114,790
Net cash used for financing activities	(4,736,735)	(1,289,479)	(1,060,291)

Effect of exchange rates on cash	(62,298)	8,747	-
Increase in cash and cash equivalents	2,759,219	540,896	1,343,211
Cash and cash equivalents at beginning of year	2,665,302	2,124,406	781,195
Cash and cash equivalents at end of year	$5,424,521	$2,665,302	$2,124,406

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance at October 2, 2010	2,757,464	$870,946	$696,491	$19,811,152	$-	$21,378,589

Net income for the 2011 fiscal year				3,699,066		3,699,066
Common stock issued to Directors	8,500	128,945				128,945
Common stock issued on exercise of stock options	29,145	120,107				120,107
Stock repurchase	(600)	(8,292)				(8,292)
Stock option compensation expense			69,497			69,497
Cash dividends paid or declared ($.42 per share)				(1,166,789)		(1,166,789)
Balance at October 1, 2011	2,794,509	1,111,706	765,988	22,343,429	-	24,221,123

Net income for the 2012 fiscal year				5,214,973		5,214,973
Foreign currency translation gain					284,396	284,396
Common stock issued for acquisition of M.C. Healthcare Products Inc.	100,000	1,441,000				1,441,000
Common stock issued to Directors	8,500	130,390				130,390
Common stock issued on exercise of stock options	16,241	74,263				74,263
Stock option compensation expense			72,264			72,264
Cash dividends paid or declared ($.47 per share)				(1,358,425)		(1,358,425)
Balance at September 29, 2012	2,919,250	2,757,359	838,252	26,199,977	284,396	30,079,984

Net income for the 2013 fiscal year				5,067,417		5,067,417
Foreign currency translation loss					(497,647)	(497,647)
Common stock issued to Directors	8,500	164,050				164,050
Common stock issued on exercise of stock options	24,666	155,117				155,117
Stock repurchase	(25,000)	(450,000)				(450,000)
Stock option compensation expense			34,242			34,242
Cash dividends paid or declared ($1.515 per share) (1)				(4,439,382)		(4,439,382)
Balance at September 28, 2013	2,927,416	$2,626,526	$872,494	$26,828,012	$(213,251)	$30,113,781

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, manufactures and distributes therapeutic support surfaces, mattress overlays, patient positioners, seating cushions, skin care products and fall prevention products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada. Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), located in Beamsville, Ontario, Canada, manufactures and sells hospital bed frames and related case goods, tables and seating products. We are operating Span-Canada under the registered business name M.C. Healthcare Products (“M.C. Healthcare”).

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

Goodwill and Intangibles

Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Trade names, non-competition agreements and customer relationships associated with the asset acquisition of M.C. Healthcare are being amortized over periods of 2.0 to 11.8 years, which represent the estimated remaining useful lives of the identifiable intangible assets. Goodwill, or costs in excess of the fair value of net assets, was acquired from three separate acquisitions. See Note 2 – Acquisition of M.C. Healthcare Products Inc. Accumulated amortization of intangible assets at September 28, 2013 and September 29, 2012 was approximately $2,519,000 and $2,062,000, respectively. Annually as of the end of our fiscal year, we review these assets for impairment. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

Shipping and Handling Costs

Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $2,233,000 in 2013, $2,238,000 in 2012, and $1,966,000 in 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years. No options were granted during fiscal years 2013 and 2012.

Fiscal Year

Our fiscal year ends on the Saturday nearest to September 30. Fiscal years 2013, 2012 and 2011 were 52-week years. Fiscal year 2014 will be a 52-week year.

Income Taxes

The liability method is used in accounting for federal and state income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are projected to be in effect when the differences are expected to reverse. The Company’s practice is to recognize interest and penalties, if any, related to income tax matters as part of income tax expense.

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

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test. The amended guidance was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company’s adoption of this guidance effective September 30, 2012 had no impact on the Company’s consolidated results of operations, cash flow or financial position.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments to ASU No. 2013-02 will require, depending upon the items being reclassified, the (i) presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or (ii) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements are effective prospectively for the Company beginning September 29, 2013, and we do not expect their adoption to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

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

2. ACQUISITION OF M.C. HEALTHCARE PRODUCTS INC.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. (“Old M.C. Healthcare”) for approximately $9,800,000, including cash of approximately $7,980,000 at the time of closing and approximately $354,000 for the post-closing working capital adjustment, paid in January 2012, plus 100,000 shares of Span-America common stock valued at approximately $1,441,000. M.C. Healthcare manufactures medical bed frames and related products. We funded the acquisition through a combination of cash on hand, proceeds from the sale of securities available for sale and proceeds of approximately $6,500,000 from our revolving credit facility. No cash was acquired. The excess of the consideration transferred over the net tangible and intangible assets was reflected as goodwill of approximately $2,500,000.

The allocation of the total consideration to the fair value of the assets acquired and liabilities assumed in U.S. dollars as of December 9, 2011 was as follows:

Receivables	$1,800,000
Inventories	2,210,000
Intangibles	3,980,000
Other current assets	60,000
Equipment	300,000
Goodwill	2,530,000
Liabilities assumed	(1,070,000)
Contingent consideration	(70,000)
Deferred tax liability	(50,000)
$9,690,000

For the period from December 9, 2011, the date of the acquisition, through September 29, 2012, M.C. Healthcare contributed net revenues of approximately $10,284,000 and operating income of approximately $964,000. For fiscal year 2013 M.C. Healthcare contributed net revenues of approximately $11,305,000 and operating income of approximately $245,000. These results are included in the Consolidated Financial Statements.

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

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation method is appropriate and consistent with methods used by other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes information on the fair value measurement of the Company’s assets as of September 28, 2013 and September 29, 2012, grouped by the categories described above:

		Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policy	2013	$2,318,721	-	$2,318,721	-
	2012	$2,133,935	-	$2,133,935	-

4. INVENTORIES

	2013	2012
Raw materials	$5,054,462	$5,471,177
Work in process	698,786	675,701
Finished goods	1,412,702	3,866,964
Reserve for obsolescence	(720,000)	(595,000)
	$6,445,950	$9,418,842

5. PROPERTY AND EQUIPMENT

	2013	2012
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,910,251	6,892,288
Machinery and equipment	8,233,213	7,940,067
Furniture and fixtures	488,346	488,346
Construction in process	201,873	-
Automobiles	11,461	11,554
	16,801,560	16,288,671
Less accumulated depreciation	11,665,025	10,897,996
	$5,136,535	$5,390,675

6. GOODWILL

As of September 28, 2013 and September 29, 2012, we had goodwill of $4,487,546 and $4,610,615, respectively. The goodwill is associated with the medical segment.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of Old M.C. Healthcare. The following table is a reconciliation of the carrying amount of goodwill resulting from the M.C. Healthcare asset acquisition on December 9, 2011 and September 28, 2013. Under Canadian tax law, we expect 75%, or approximately $2,000,000, of the goodwill acquired in connection with the asset acquisition to be deductible for tax purposes. See Note 2.

Beginning balance at October 1, 2011	$1,924,131
Asset acquisition on December 9, 2011	6,529,885
Adjustment for deferred taxes	53,149
Adjustment to increase inventories to fair market value	(160,281)
Adjustment to allocate total consideration to other intangibles based on valuation	(3,971,748)
Adjustment to record contingent consideration	68,166
Adjusted Goodwill at December 9, 2011	4,443,302
Increase in foreign currency exchange rate	167,313
Goodwill at September 29, 2012	4,610,615
Decrease in foreign currency exchange rate	(123,069)
Goodwill at September 28, 2013	$4,487,546

7. INTANGIBLES

	2013	2012
Patents and trademarks	$2,103,647	$2,023,060
Trade names	437,532	458,493
Non-competition agreements	191,727	200,913
Customer relationships	3,216,105	3,370,184
	5,949,011	6,052,650
Less accumulated amortization	(2,518,662)	(2,061,763)
Net intangibles	$3,430,349	$3,990,887

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of Old M.C. Healthcare and acquired intangibles of approximately $3,980,000. At September 28, 2013 and September 29, 2012 we had intangibles associated with the asset acquisition of M.C. Healthcare of trade names, non-competition agreements and customer relationships (net of accumulated amortization of $741,480 and $352,628, respectively) of $3,103,884 and $3,676,962, respectively.

In addition, we had patents and trademarks (net of accumulated amortization) of $326,465 as of September 28, 2013 and $313,925 as of September 29, 2012. The useful lives of individual patents and trademarks have been reviewed, and no material changes were required. The intangibles and the patents and trademarks are primarily associated with the medical segment.

Amortization expense for intangibles, patents and trademarks during fiscal years 2013, 2012, and 2011 was $479,247, $422,670, and $64,218, respectively. Estimated amortization expense for the next five fiscal years based on existing intangibles is as follows:

Fiscal years	Estimated Amortization Expense
2014	$405,000
2015	372,000
2016	347,000
2017	336,000
2018	332,000

8. OTHER ASSETS

	2013	2012
Cash value of life insurance policies - Note 3	$2,318,721	$2,133,935
Other	298,216	270,912
	$2,616,937	$2,404,847

9. ACCRUED AND SUNDRY LIABILITIES

	2013	2012
Salaries and other compensation	$1,258,897	$1,591,905
Federal and state income taxes and sales taxes	444,473	424,665
Payroll taxes accrued and withheld	130,238	131,879
Property taxes	186,796	187,383
Medical insurance	210,551	298,183
Warranty reserve - Note 10	318,824	378,643
Customer rebates	236,000	257,005
Other	89,821	89,824
	$2,875,600	$3,359,487

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

Changes in our product warranty liability for the years ended September 28, 2013 and September 29, 2012 are as follows:

	2013	2012
Accrued liability at beginning of year	$378,643	$480,000
Increase (Decrease) in reserve	111,872	(51,345)
Increase in reserve as a result of MCHP asset acquisition	-	39,000
Expenses	(171,691)	(89,012)
Accrued liability at end of year	$318,824	$378,643

11. REVOLVING CREDIT FACILITY

We have a revolving credit facility from a bank. The maximum principal amount we can borrow at any one time under the loan agreement is $10,000,000. The maturity date is April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.0635% in December 2012, the last time we borrowed under the credit agreement. Interest-only payments are required monthly. There is a 25-basis-point annual fee, payable quarterly, on any unused availability above $5,000,000. The credit agreement is unsecured; however, we have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any. As an exception to the restriction noted above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, there is no restriction on Span-Canada’s ability to pay dividends or make distributions to the parent company. Violation of loan covenants could result in the acceleration of the term of the credit agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of 2013 and the repurchase of 25,000 shares of Company common stock during the fourth quarter of fiscal 2013.

We incurred approximately $15,000 and $21,000 of interest expense in 2013 and 2012, respectively, and no interest expense in 2011. No amounts were outstanding under the credit facility at September 28, 2013 or September 29, 2012.

12. DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer and his ex-wife pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife’s remaining life, if she survives him. We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. We recognized expenses of approximately $94,000 in 2013, $59,000 in 2012, and $62,000 in 2011, related to this agreement. Our expenses of $94,000 in fiscal 2013 included a one-time charge of $40,000 incurred as a result of reducing the discount rate used in measuring the present value of our deferred compensation obligation from the 8% rate used in fiscal 2012 and 2011 to 6% for fiscal 2013.

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

Shown below is a summary of activity under the Company’s two stock option plans.

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Ex. Price Per Share	Number of Shares	Weighted Average Ex. Price Per Share
Balance at 10/2/10	227,500	151,207	$7.50	148,207	$7.46

Fiscal Year 2011
Granted	(37,000)	37,000	14.90
Exercised		(28,645)	4.01
Forfeited
Balance at 10/1/11	190,500	159,562	9.84	130,962	8.74

Fiscal Year 2012
Granted
Exercised		(15,741)
Forfeited
Balance at 9/29/12	190,500	143,821	10.44	123,621	9.71

Fiscal Year 2013
Granted
Exercised		(24,416)
Forfeited
Balance at 9/28/13	190,500	119,405	$11.30	107,605	$10.90

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2013.

			Outstanding			Exercisable
Ranges of Exercise Prices			Number of Shares	Weighted Average Ex. Price Per Share	Weighted Average Remaining Contract Life (yrs)	Number of Shares	Weighted Average Ex. Price Per Share
$9.18	-	$ 9.67	62,074	$9.41	3.1	62,074	$9.41
10.52	-	14.90	57,331	13.35	4.7	45,531	12.94
$9.18	-	$14.90	119,405	$11.30	3.9	107,605	$10.90

The total compensation cost related to non-vested awards not yet recognized at September 28, 2013 was $39,480.

The Board adopted a stock purchase incentive plan in February 2000. The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock. Plan benefits are paid in shares of Company common stock. No benefits were earned or accrued under the plan in 2013. Benefits earned and accrued under the plan were $2,470 in 2012 and $5,318 in 2011. We issued stock valued at $2,470 in 2013, leaving no vested balance at September 28, 2013. The plan expired by its terms in February 2010.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of September 28, 2013 and September 29, 2012 are as follows:

	2013	2012
Deferred tax liabilities:
Depreciation	$(341,000)	$(439,000)
Amortization	(52,000)	(57,000)
Total deferred tax liabilities	(393,000)	(496,000)

Deferred tax assets:
Deferred compensation	187,000	194,000
Accrued expenses	246,000	419,000
Inventory	97,000	185,000
Other	17,000	18,000
Total deferred tax assets	547,000	816,000
Net deferred tax assets	$154,000	$320,000

We made cash income tax payments, net of refunds, of approximately $2,073,000, $1,700,000, and $1,514,000 in fiscal years 2013, 2012, and 2011, respectively.

Federal, state and foreign income tax provisions consist of the following:

	2013	2012	2011
Current:
Federal	$2,002,000	$2,037,000	$1,576,000
State	34,000	46,000	55,000
Foreign	16,000	234,000	-
	2,052,000	2,317,000	1,631,000
Deferred:
Federal	159,000	(43,000)	158,000
State	3,000	(4,000)	6,000
Foreign	4,000	(19,000)	-
	166,000	(66,000)	164,000
Income tax expense	$2,218,000	$2,251,000	$1,795,000

Income tax expense differs from the amounts computed by applying the statutory U.S. federal tax rate to income before income taxes as follows:

	2013	2012	2011
Computed tax at the U.S. statutory rate	$2,477,000	$2,538,000	$1,882,000
Increases (decreases):
State income taxes, net of federal tax benefit	25,000	28,000	40,000
Differences between U.S. and foreign tax rates	(65,000)	(107,000)	-
Officer's life insurance	(60,000)	(62,000)	(11,000)
Domestic production deduction	(198,000)	(200,000)	(156,000)
Other, net	39,000	54,000	40,000
Income tax expense	$2,218,000	$2,251,000	$1,795,000

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. Management is not aware of any uncertain tax positions as of September 28, 2013 and September 29, 2012. In the normal course of business, we are subject to examination by taxing authorities. We do not expect to be subject to U.S. federal or state and local income tax examinations by tax authorities in filing jurisdictions for the years before tax year 2009 and Canadian tax examinations before the tax year 2011.

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

A provision has not been made for U.S. or additional foreign taxes on $964,000 of undistributed earnings of the foreign subsidiary. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiary. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

15. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$5,067,417	$5,214,973	$3,699,066

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,939,684	2,892,956	2,777,820
Effect of dilutive securities:
Employee stock options	54,555	53,647	61,472
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,994,239	2,946,603	2,839,292

Net income per share:
Basic	$1.72	$1.80	$1.33
Diluted	$1.69	$1.77	$1.30

16. EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements. We match a percentage of employee contributions, with certain limitations. Our 401(k) matching contributions amounted to approximately $202,000, $190,000, and $175,000, for the 2013, 2012, and 2011 fiscal years, respectively.

17. RELATED-PARTY TRANSACTIONS

We repurchased 25,000 shares of company stock at $18.00 per share for a total of $450,000 from the former owner of M.C. Healthcare in August 2013. The repurchased shares were issued as part of the purchase price of our acquisition of M.C. Healthcare in December 2011. They were repurchased under an existing repurchase program authorized by the Board.

18. MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and long-term care facilities throughout the United States and Canada. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since 2011, sales to that customer would have been 13% of net sales in 2013, 11% in 2012 and 18% in 2011.

We have a business relationship with another customer to distribute certain of our consumer products. Sales to this customer amounted to 32% of net sales in 2013, 34% of net sales in 2012, and 28% of net sales in 2011.

See Note 19 for further information about sales to major customers.

19. OPERATIONS AND INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products. The following table summarizes certain information on industry segments:

	2013	2012	2011
Net sales:
Medical	$47,531,676	$46,452,008	$34,741,164
Custom products	26,301,873	29,694,415	17,837,208
Total	$73,833,549	$76,146,423	$52,578,372

Operating profit:
Medical	$5,446,274	$5,349,910	$4,666,538
Custom products	2,509,105	2,797,465	1,518,916
Total	7,955,379	8,147,375	6,185,454

Corporate expense	(660,940)	(637,310)	(710,281)
Other (expense) income	(9,022)	(44,092)	18,893
Income before income taxes	$7,285,417	$7,465,973	$5,494,066

Identifiable assets:
Medical	$22,512,205	$23,814,524	$15,209,839
Custom products	5,769,403	9,030,782	7,097,568
Corporate	8,095,020	4,802,460	8,288,593
	$36,376,628	$37,647,766	$30,596,000

	2013	2012	2011
Depreciation and amortization expenses:
Operating:
Medical	$987,851	$872,909	$529,050
Custom products	296,754	336,114	280,381
Corporate	409	303	265
	$1,285,014	$1,209,326	$809,696

Capital expenditures:
Medical	$476,928	$477,658	$159,527
Custom products	80,935	206,669	31,682
	$557,863	$684,327	$191,209

Geographic Areas:
Net sales:
United States	$66,222,867	$67,981,932	$50,721,211
Canada	7,506,498	7,920,424	1,275,494
Other	104,184	244,067	581,667
Total	$73,833,549	$76,146,423	$52,578,372

Property and Equipment, net:
United States	$4,515,702	$5,043,260	$5,155,528
Canada	620,833	347,415	-
	$5,136,535	$5,390,675	$5,155,528

Goodwill:
United States	$1,924,131	$1,924,131	$1,924,131
Canada	2,563,415	2,686,484	-
	$4,487,546	$4,610,615	$1,924,131

Intangibles:
United States	$326,465	$313,925	$310,289
Canada	3,103,884	3,676,962	-
	$3,430,349	$3,990,887	$310,289

Total sales by industry segment include sales to unaffiliated customers as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Identifiable assets are those assets that are used in the operations of each segment on an allocated basis. Amounts shown for corporate assets consist primarily of cash, marketable securities and cash surrender value of life insurance.

Included in the consolidated balance sheet at September 28, 2013 and September 29, 2012, are the net assets of Span Canada’s operations located in a single facility in Canada, which total approximately $11,000,000 and $12,000,000, respectively.

We have several customers whose sales represent significant portions of sales in their respective business segments. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since 2011, sales to that customer would have been 21% of net medical sales in 2013, 17% in 2012 and 27% in 2011. In the custom products segment, sales to one customer accounted for 88% of net custom products sales in 2013 and 2012 and 83% in 2011.

20. OPERATING LEASES

We lease truck equipment in South Carolina. In addition, we lease a 15,000 square foot distribution facility in Utah for $7,500 a month. The Utah facility lease is cancellable by either party with 60 days’ notice. Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $424,000 in 2013, $414,000 in 2012 and $138,000 in 2011.

In connection with our acquisition of M.C. Healthcare on December 9, 2011, we signed a five-year commitment to lease Old M.C. Healthcare’s 50,000 square foot manufacturing and showroom facility in Beamsville, Ontario at CDN $265,000 per year. The lease includes a one-time option, exercisable in the last year of the initial lease term, to buy the property or renew the lease for an additional five years.

21. COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year through 2015. For the fiscal years ended 2013, 2012 and 2011, purchases under this commitment were $1,047,000, $898,000, and $816,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, none of these actions, if determined adversely, should have a material adverse effect on our operations or financial condition.

22. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2013
Net sales	$21,661	$16,623	$18,621	$16,929	$73,834
Gross profit	6,143	5,777	6,225	5,419	23,564
Operating income	2,077	1,813	1,814	1,590	7,294
Net income	1,364	1,234	1,223	1,247	5,067
Earnings per share
Basic	0.47	0.42	0.41	0.42	1.72
Diluted	0.46	0.41	0.41	0.42	1.69

For Fiscal 2012
Net sales	$20,495	$20,933	$16,937	$17,782	$76,146
Gross profit	5,224	6,994	5,148	6,157	23,522
Operating income	1,706	2,697	1,146	1,961	7,510
Net income	1,125	1,825	743	1,522	5,215
Earnings per share
Basic	0.40	0.63	0.25	0.52	1.80
Diluted	0.39	0.62	0.25	0.51	1.77

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. Except for the integration of M.C. Healthcare discussed below, there were no changes in our internal controls over financial reporting during the last quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not make any changes in Span-America’s internal controls over financial reporting during the fourth quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect Span-America’s internal control over financial reporting; however, our newly-formed, wholly-owned subsidiary, Span-Canada acquired substantially all the assets of Old M.C. Healthcare on December 9, 2011. During fiscal year 2013, we have reviewed and evaluated M.C. Healthcare’s system of internal control over financial reporting. As part of the evaluation we made several changes to improve M.C. Healthcare’s internal control processes, including but not limited to implementing segregation of both its financial reporting and accounting duties.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 28, 2013.  In making this assessment, we used the original framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of September 28, 2013, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2013 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2013 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2013 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of September 28, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	119,405	$11.30	190,500
Equity compensation plans not approved by security holders	0	0	0
Total	119,405	$11.30	190,500

For additional information on our stock option plans, see Note 13 in the Notes to Consolidated Financial Statements for the year ended September 28, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2013 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2013 fiscal year under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Consolidated Financial Statements and Supplementary Data, beginning on page 39.

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

3.2	Amended and Restated By-Laws dated February 4, 1997: Incorporated by reference to Exhibit 3.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

3.2.1	Amendment to the Company's By-laws dated March 13, 2003: Incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K dated March 13, 2003, Commission File No. 000-11392.

3.2.2	Amendment to the Company's By-laws dated November 7, 2003: Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 0-11392.

4.1	Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.

4.2

Standstill Agreement dated March 1, 2013 among the Company, Anita G. Zucker, as Trustee of The Jerry Zucker Revocable Trust dated March 20, 2007 and as successor-in-interest to Jerry Zucker, deceased, Robert B. Johnston, and The InterTech Group, Inc.: Incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated March 5, 2013, Commission File No. 0-11392.

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

10.17.2

Assignment & Assumption of Distribution Agreement dated May 23, 2013 among the Company, Louisville Bedding Company and Hollander Home Fashions, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated May 29, 2013, Commission File No. 0-11392.

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

10.21

Preliminary Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540.

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

(b) Exhibits
The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Describe		( c ) Adjustments	Balance at End of Period
Fiscal Year Ended September 28, 2013
Deducted from asset accounts:
Reserve for uncollectible accounts	$233,000	$91,623	$61,623	(a)		$263,000
Reserve for obsolete inventory	$595,000	$145,000	$20,000	(b)		$720,000

Fiscal Year Ended September 29, 2012
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$32,000	$9,000	(a)	$60,000	$233,000
Reserve for obsolete inventory	$245,000	$127,000	$7,000	(b)	$230,000	$595,000

Fiscal Year Ended October 1, 2011
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$36,900	$36,900	(a)	-	$150,000
Reserve for obsolete inventory	$326,000	$(46,000)	$35,000	(b)	-	$245,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 27, 2013
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
December 27, 2013