Form 10-Q
period 2013-12-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2014-02-11
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X__ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes _X__ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, No Par Value – 2,938,307 shares as of February 7, 2014

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	December 28, 2013 (Unaudited)	September 28, 2013 (Note)

ASSETS
Current assets:
Cash and cash equivalents	$5,275,197	$5,424,521
Accounts receivable, net of allowances of $229,000 at Dec. 28, 2013 and $263,000 at Sept. 28, 2013	7,347,728	7,787,837
Inventories - Note 3	6,310,804	6,445,950
Deferred income taxes	348,950	348,950
Prepaid expenses	806,772	698,003
Total current assets	20,089,451	20,705,261

Property, plant and equipment, net - Note 4	5,188,396	5,136,535
Goodwill	4,391,411	4,487,546
Intangibles, net - Note 5	3,216,996	3,430,349
Other assets - Note 6	2,617,385	2,616,937
	$35,503,639	$36,376,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,282,412	$2,658,125
Accrued and sundry liabilities	2,526,354	2,875,600
Total current liabilities	4,808,766	5,533,725

Deferred income taxes	192,262	194,883
Deferred compensation	515,043	534,239
Total long-term liabilities	707,305	729,122

Total liabilities	5,516,071	6,262,847

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,927,416 at Dec. 28, 2013 and at Sept. 28, 2013	2,626,526	2,626,526
Additional paid-in capital	879,153	872,494
Retained earnings	27,084,303	26,828,012
Accumulated other comprehensive loss	(602,414)	(213,251)
Total shareholders' equity	29,987,568	30,113,781

	$35,503,639	$36,376,628

Note: The Balance Sheet at September 28, 2013 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012

Net sales	$14,853,277	$21,660,524
Cost of goods sold	10,065,482	15,517,417
Gross profit	4,787,795	6,143,107

Selling and marketing expenses	2,487,050	2,671,681
Research and development expenses	288,770	344,965
General and administrative expenses	1,006,964	1,049,303
	3,782,784	4,065,949

Operating income	1,005,011	2,077,158

Non-operating income (expense):
Interest expense	(3,194)	(5,717)
Other	9,312	(4,732)
Net non-operating income (expense)	6,118	(10,449)

Income before income taxes	1,011,129	2,066,709

Provision for income taxes	345,000	703,000
Net income	666,129	1,363,709

Other comprehensive loss, after tax:
Foreign currency translation loss	(389,163)	(177,861)

Comprehensive income	$276,966	$1,185,848

Net income per share of common stock - Note 8:
Basic	$0.23	$0.47
Diluted	$0.22	$0.46

Dividends per common share (1)	$0.140	$1.125

Weighted average shares outstanding:
Basic	2,927,416	2,921,162
Diluted	2,977,241	2,980,192

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the three months ended December 29, 2012 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Operating activities:
Net income	$666,129	$1,363,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,233	318,231
Provision for losses on accounts receivable	48,594	(18,846)
Increase in cash value of life insurance	(102,097)	(15,559)
Deferred compensation	(19,196)	(14,202)
Stock compensation expense	6,659	14,264
Changes in operating assets and liabilities:
Accounts receivable	381,834	344,036
Inventories	57,716	2,374,880
Prepaid expenses and other assets	(1,413)	(270,566)
Accounts payable and accrued expenses	(683,119)	(646,781)
Net cash provided by operating activities	673,340	3,449,166

Investing activities:
Purchases of property and equipment	(272,142)	(39,079)
Payments for other assets	(46,188)	(50,355)
Net cash used for investing activities	(318,330)	(89,434)

Financing activities:
Dividends paid (1)	(409,838)	(3,288,070)
Proceeds from exercise of options for common stock	-	19,955
Net cash used for financing activities	(409,838)	(3,268,115)

Effect of exchange rates on cash	(94,496)	(80,519)

(Decrease) Increase in cash and cash equivalents	(149,324)	11,098
Cash and cash equivalents at beginning of period	5,424,521	2,665,302
Cash and cash equivalents at end of period	$5,275,197	$2,676,400

The accompanying notes are an integral part of these consolidated financial statements.

(1)  Dividends paid during the three months ended December 29, 2012 include a special dividend of $1.00 per share paid on December 4, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2013

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”) has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), its wholly-owned subsidiary. Material intra-entity accounts and transactions have been eliminated.

Foreign Currency Translation

The assets and liabilities of Span-Canada, operating under the name “M.C. Healthcare Products,” which uses the Canadian dollar as its functional currency, are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at monthly weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011 (the most recent grants made): risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years. No options were granted during the quarters ended December 28, 2013 or December 29, 2012.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of December 28, 2013 and September 28, 2013 grouped by the categories described by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policies:
December 28, 2013	$2,420,818	–	$2,420,818	–
September 28, 2013	$2,318,721	–	$2,318,721	–

3. INVENTORIES

	December 28, 2013	September 28, 2013
Raw materials	$5,069,911	$5,054,462
Work in process	800,534	698,786
Finished goods	1,173,359	1,412,702
Reserve for obsolescence	(733,000)	(720,000)
	$6,310,804	$6,445,950

4. PROPERTY AND EQUIPMENT

	December 28, 2013	September 28, 2013
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,911,643	6,910,251
Machinery and equipment	8,647,083	8,233,213
Furniture and fixtures	488,346	488,346
Construction in process	28,273	201,873
Automobiles	11,388	11,461
	17,043,149	16,801,560
Less accumulated depreciation	11,854,753	11,665,025
	$5,188,396	$5,136,535

5. INTANGIBLES

	December 28, 2013	September 28, 2013
Patents and trademarks	$2,119,834	$2,103,647
Trade names	421,124	437,532
Non-compete agreements	184,537	191,727
Customer relationships	3,095,493	3,216,105
	5,820,988	5,949,011
Less accumulated amortization	(2,603,992)	(2,518,662)
Net intangibles	$3,216,996	$3,430,349

Changes in balances shown for trade names, non-compete agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	December 28, 2013	September 28, 2013
Cash value of life insurance policies	$2,420,818	$2,318,721
Other	196,567	298,216
	$2,617,385	$2,616,937

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

Changes in our product warranty liability for the three months ended December 28, 2013 and December 29, 2012 are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Accrued liability at beginning of period	$318,824	$378,643
Increase (Decrease) in reserve	26,936	(897)
Expenses	(38,392)	(37,606)
Accrued liability at end of period	$307,368	$340,140

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended
	December 28, 2013	December 29, 2012
Numerator for basic and diluted earnings per share:
Net income	$666,129	$1,363,709

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,927,416	2,921,162
Effect of dilutive securities:
Employee stock options and restricted stock	49,825	59,030
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,977,241	2,980,192

Net income per share of common stock:
Basic	$0.23	$0.47
Diluted	$0.22	$0.46

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
Medical	$10,584,179	$10,856,967
Custom products	4,269,098	10,803,557
Total	$14,853,277	$21,660,524

Operating profit:
Medical	$820,032	$528,839
Custom products	289,192	1,724,349
Total	1,109,224	2,253,188

Corporate expense	(104,213)	(176,030)
Other income (expense)	6,118	(10,449)
Income before income taxes	$1,011,129	$2,066,709

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013, other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Total sales for the first quarter of fiscal 2014 declined 31% to $14.9 million compared with $21.7 million in the first quarter of last fiscal year. In the first quarter of fiscal year 2013, we benefited from a seasonal promotion with a large retail customer that generated $5.8 million in sales of consumer bedding products and contributed to record sales for that quarter. As previously announced on July 31, 2013 and October 1, 2013, this promotion was not repeated in the first quarter of fiscal 2014, which resulted in lower consumer bedding sales, reduced gross profit and lower net income compared with the first quarter of last fiscal year.

Net income for the first quarter of fiscal 2014 was $666,000, or $0.22 per diluted share, which represented a 51% decrease compared with $1.4 million, or $0.46 per diluted share, in the first quarter of fiscal 2013. The decrease in first quarter sales and net income compared with the first quarter of last fiscal year was primarily the result of lower sales of consumer bedding products.

Sales

Total sales for the first quarter of fiscal 2014 decreased 31% to $14.9 million compared with $21.7 million in the first quarter of fiscal 2013. Sales in the medical segment decreased by 3% to $10.6 million during the first quarter. In the custom products segment, sales decreased 60% to $4.3 million in the first quarter of fiscal 2014 compared with the same quarter in fiscal 2013. As described above, most of the sales decline came from a seasonal promotion of consumer products that took place in November 2012 and was not repeated in November 2013.

In the medical segment, sales declined 3% to $10.6 million for the first quarter of fiscal 2014 compared with $10.9 million in the first quarter of fiscal 2013. Most of the medical sales decrease came from lower sales of positioners, overlays and seating products. This was partially offset by a 3% sales increase in therapeutic support surfaces, our largest medical product line, to $5.5 million in the first quarter of fiscal 2014 compared with $5.4 million in the year-earlier quarter. Most of the growth in this product line came from our PressureGuard® Custom Care® and Easy Air® support surfaces.

Sales performance among our other medical product lines was mixed during the first quarter. M.C. Healthcare sales for the first quarter of fiscal 2014 remained level at $2.4 million compared with the first quarter of fiscal 2013.  Due to lower demand during the first quarter, sales of mattress overlays and seating products each decreased by 17%, and sales of the Risk Manager® bedside safety mat were down by 10% in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.  Sales of overlays and seating products have historically been somewhat seasonally soft during the October through December quarter. Patient positioner sales were down 17% during the quarter because of the loss of a portion of our private label business in the second quarter of fiscal 2013. Selan® skin care sales increased by 13% in the first quarter of fiscal 2014 compared with the same quarter last fiscal year.

In the custom products segment, sales decreased 60% to $4.3 million in the first quarter of fiscal 2014 compared with $10.8 million in the first quarter of fiscal 2013. The custom products segment consists of two main product lines: consumer bedding and specialty industrial products. Consumer bedding sales for the first quarter of fiscal 2014 decreased 66% to $3.4 million compared with $10.0 million in the first quarter last fiscal year. Consumer bedding sales in the first quarter of fiscal year 2013 were much higher than average quarterly levels because the first quarter of last fiscal year included a seasonal promotion with a large retail customer that generated $5.8 million in sales. Excluding the additional promotional sales, total consumer bedding sales in the first quarter of fiscal 2014 declined by 20% compared with the first quarter of fiscal 2013 mostly due to lower volume with a large retail customer. We previously announced on October 1, 2013 that this customer selected a different supplier for their everyday consumer bedding products during a routine competitive bidding process. We believe the sales decline of these everyday products is part of our customer’s transition to a new supplier. We expect to make our last shipments to this customer in February 2014 under the current transition schedule.

Sales of industrial products increased 16% in the first quarter of fiscal 2014 to $881,000 compared with $763,000 in the first quarter of last fiscal year. The industrial sales growth was generated from a balanced combination of new customers and higher sales to existing customers.

Gross Profit

The decline in sales of consumer bedding products compared with the first quarter of last fiscal year reduced our gross profit in the first quarter of fiscal 2014. Gross profit declined 22% to $4.8 million in the first quarter of fiscal 2014 compared with $6.1 million in the first quarter of last fiscal year. The gross margin percentage increased to 32.2% in the first quarter of this fiscal year compared with 28.4% in the same quarter of 2013 and benefited from the shift in sales mix toward the medical segment. The medical segment has a higher gross margin than the custom products segment. Medical sales made up 71% of total Company sales in the first quarter of fiscal 2014 compared with 50% in the first quarter last year.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased by 7% to $2.5 million during the first quarter of fiscal 2014 compared with $2.7 million during the first quarter of fiscal 2013 primarily due to lower shipping costs in the medical segment. Almost all of the selling and marketing expense decreases in the first quarter occurred in the medical segment.

Research and development expenses decreased 16% to $289,000 for the first quarter of fiscal 2014 compared with $345,000 in the first quarter of fiscal 2013 mainly as a result of the completion of several new-product-development projects in the medical segment.

General and administrative expenses decreased 4% to $1.0 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 primarily because of an increase in the cash value of corporate-owned life insurance, which reduces administrative expenses, and lower incentive compensation expense.

Operating Income and Net Income

Operating income for the first quarter of fiscal 2014 decreased 52% to $1.0 million compared with $2.1 million in the first quarter last fiscal year. First quarter net income declined 51% to $666,000, or $0.22 per diluted share, compared with $1.4 million, or $0.46 per diluted share, in the first quarter last fiscal year. The first quarter earnings decline was due primarily to lower sales volume of consumer bedding products.

Non-Operating Income and Expenses

Net non-operating income in the first quarter of fiscal 2014 increased by 159% to $6,000 compared with net non-operating expense of $10,000 in the first quarter of fiscal 2013. This net change from expense to income was caused by a foreign currency exchange gain in the first quarter of fiscal 2014 compared with a foreign currency exchange loss in the first quarter of fiscal 2013, along with a decline in interest expense during the same period.

Dividends

During the first quarter of fiscal 2014, we paid dividends of $410,000, or 62% of net income. This $410,000 payment represented one quarterly dividend of $0.14 per share. During the same quarter last fiscal year, we paid dividends of $3,288,000, or 241% of net income. The year-ago dividend payment included a special cash dividend of $1.00 per share and a regular quarterly cash dividend of $0.125 per share. The special dividend and regular quarterly dividend were paid on December 4, 2012.

We expect that the previously announced loss of the large customer for our consumer bedding products as described elsewhere in this report will have no effect on our quarterly dividend payments. We expect to continue to pay quarterly dividends for the foreseeable future. However, future dividend payments will depend on the Company’s earnings and liquidity position, and the Board may discontinue paying dividends at any time.

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

Outlook

In the medical segment, we expect modest growth in sales and earnings during the remainder of fiscal 2014 as a result of the expected contribution from new medical products, improved cross-sales of medical beds and support surfaces and our expectation of slowly rising demand for capital goods in the medical markets we serve. In the custom products segment, we expect lower sales of consumer bedding products for the remainder of fiscal 2014 due to the previously reported loss of one of our large retail customers that selected a different supplier in a routine competitive bidding process. We expect to continue selling our consumer bedding products to this customer through February 2014 when the customer is expected to transition to the new supplier. In the industrial business, which is also part of the custom products segment, we expect higher sales from our industrial product lines due to the addition of new business as well as growth from existing customers.

We are working closely with Hollander Home Fashions, our exclusive marketing partner for consumer bedding products, to add new retail customers. We expect the addition of new customers for our consumer bedding products to partially offset the sales volume lost from the previously described customer during the remainder of fiscal 2014. However, we expect new consumer bedding sales to be phased in over time, while new orders from and shipments to the lost account are expected to end abruptly around late February 2014.

We previously reported on October 1, 2013 that we expected the loss of the consumer bedding retail customer to lower full fiscal year 2014 earnings by $0.10 to $0.15 per diluted share compared with fiscal 2013. Since our first quarter’s performance was close to our expectations, we remain comfortable with the upper end of the previously announced range as an estimate for our expected earnings decline in fiscal year 2014. We expect to revisit and, if necessary, update this estimate at the end of the second quarter of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2014 decreased to $673,000 compared with $3.4 million in the first quarter of fiscal 2013. There are two reasons for the large decline in cash flow. The first and most significant is related to the seasonal promotion of consumer bedding products that took place in November of 2012. As a result of that promotion, inventory decreased by $2.4 million from September to December of 2012, which contributed significantly to the unusually high cash flow during the first quarter of fiscal 2013. As further described above, we did not have a similar seasonal promotion in the first quarter of fiscal 2014. Consequently, we did not have the large reduction in inventory from September to December 2013 that we had in the year-earlier quarter. The second reason for the lower cash flow was the decline in earnings during the first quarter of fiscal 2014 compared with the same quarter last year, which was also primarily the result of the first quarter fiscal 2013 seasonal promotion not being repeated in the first quarter of fiscal 2014. Our primary uses of cash provided by operations during the first quarter of fiscal 2014 were dividend payments of $410,000 and equipment purchases of $272,000.

Working capital increased by less than 1% to $15.3 million at the end of the first quarter of fiscal 2014 compared with fiscal year-end 2013. The current ratio at the end of the first quarter of fiscal 2014 increased to 4.2 from 3.7 at fiscal year-end 2013 because of the decline in accounts payable and accrued liabilities.

Accounts receivable, net of allowances, decreased by $440,000, or 6%, to $7.3 million at the end of the first quarter of fiscal 2014 compared with $7.8 million at the end of fiscal 2013 due to normal, month-to-month fluctuations in accounts receivable balances. All of our accounts receivable are unsecured. Certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventories decreased by $135,000, or 2%, to $6.3 million at the end of the first quarter of fiscal 2014 compared with $6.4 million at fiscal year-end 2013 due to normal, month-to-month fluctuations in inventory levels.

From fiscal year-end 2013 to December 28, 2013:

●	Prepaid expenses increased by $109,000, or 16%, to $807,000 primarily as a result of payment for property and casualty insurance premiums;

●	Net property and equipment increased by $52,000, or 1%, to $5.2 million due primarily to the combination of depreciation expense of $180,000 and equipment purchases of $272,000;

●

Net intangibles decreased by $213,000, or 6%, to $3.2 million as a result of amortization expenses of $131,000 and, to a lesser extent, from foreign currency translation losses that result from fluctuations in the U.S.-Canadian currency conversion rates from the end of one fiscal period to the next;

●	Other assets remained stable at $2.6 million;

●	Accounts payable decreased by $376,000, or 14%, to $2.3 million due to reductions in purchases related to lower sales levels during the first quarter; and

●	Accrued and sundry liabilities decreased by $349,000, or 12%, to $2.5 million primarily due to income taxes payable.

At December 28, 2013, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.0635% in December 2012, the last time we borrowed under the credit agreement. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary Span-Canada.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures. The credit agreement also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in acceleration of the term of the credit agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend declared and paid during the first quarter of fiscal 2013 and the repurchase of 25,000 shares of Company common stock during the fourth quarter of fiscal 2013.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board of Directors (our "Board") expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this expanded program since November 2007, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the quarter ended December 28, 2013. Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2014 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first quarter of fiscal 2014 and was consequently a minor factor in our operations for the quarter. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our largest single cost category. We would work to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations, depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first quarter of fiscal year 2014, our realized foreign currency exchange gain was $9,000 compared with a realized foreign currency exchange loss of $5,000 in the first quarter of fiscal 2013.

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

As of December 28, 2013, our other assets included $2.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the quarter ended December 28, 2013, cash value of life insurance increased by 4%, creating non-cash income of approximately $101,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). Based on our current leverage ratio, the margin would be 85 basis points. Interest is payable monthly. There is an unused commitment fee of 25 basis points per year, payable quarterly, on any unused availability over $5,000,000. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on the level of borrowings. We had no amounts outstanding under the our credit facility as of December 28, 2013. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

As a result of the M.C. Healthcare asset acquisition, we now own assets in Canada and manufacture and sell products in Canada in addition to the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars. As a result of the low frequency and relatively low dollar volume of our foreign exchange transactions, we do not believe that hedging these transactions would be cost effective for the Company. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the three months ended December 28, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our pre-tax income for the three-month period would have been reduced by approximately $12,000.  Based on the exchange rate in effect on December 28, 2013, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $107,000, and our total liabilities would have increased by approximately $7,000 for a net change of approximately $100,000. For the quarter ended December 28, 2013, our net realized foreign currency exchange gain was $9,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 28, 2013, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 28, 2013. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended December 28, 2013. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we may yet repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: February 10, 2014