Form 10-Q
period 2014-03-29
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2014-05-13
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014

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

Common Stock, No Par Value – 2,961,007 shares as of May 9, 2014

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	March 29, 2014	September 28, 2013
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$6,003,736	$5,424,521
Accounts receivable, net of allowances of $284,000 (March 29, 2014) and $263,000 (Sept. 28, 2013)	6,636,800	7,787,837
Inventories - Note 3	6,157,196	6,445,950
Deferred income taxes	348,950	348,950
Prepaid expenses	850,775	698,003
Total current assets	19,997,457	20,705,261

Property, plant and equipment, net - Note 4	5,110,760	5,136,535
Goodwill	4,312,179	4,487,546
Intangibles, net - Note 5	3,052,889	3,430,349
Other assets - Note 6	2,602,232	2,616,937
	$35,075,517	$36,376,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,098,054	$2,658,125
Accrued and sundry liabilities	1,716,696	2,875,600
Total current liabilities	3,814,750	5,533,725

Deferred income taxes	190,102	194,883
Deferred compensation	495,847	534,239
Total long-term liabilities	685,949	729,122

Total liabilities	4,500,699	6,262,847

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,961,007 (March 29, 2014) and 2,927,416 (Sept. 28, 2013)	3,049,758	2,626,526
Additional paid-in capital	885,812	872,494
Retained earnings	27,560,654	26,828,012
Accumulated other comprehensive loss	(921,406)	(213,251)
Total shareholders' equity	30,574,818	30,113,781

	$35,075,517	$36,376,628

Note: The Balance Sheet at September 28, 2013 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$14,708,529	$16,622,891	$29,561,806	$38,283,415
Cost of goods sold	9,455,352	10,846,205	19,520,834	26,363,622
Gross profit	5,253,177	5,776,686	10,040,972	11,919,793

Selling and marketing expenses	2,603,881	2,590,602	5,090,929	5,262,283
Research and development expenses	274,137	322,782	562,907	667,747
General and administrative expenses	1,034,368	1,050,357	2,041,333	2,099,660
	3,912,386	3,963,741	7,695,169	8,029,690

Operating income	1,340,791	1,812,945	2,345,803	3,890,103

Non-operating income (expense):
Other	19,015	(24,083)	28,327	(28,815)
Interest expense	(3,125)	(3,125)	(6,319)	(8,842)
Net non-operating income (expense)	15,890	(27,208)	22,008	(37,657)

Income before income taxes	1,356,681	1,785,737	2,367,811	3,852,446

Provision for income taxes	466,000	552,000	811,000	1,255,000
Net income	890,681	1,233,737	1,556,811	2,597,446

Other comprehensive income (loss), after tax:
Foreign currency translation loss	(318,992)	(164,820)	(708,155)	(342,681)

Comprehensive income	$571,689	$1,068,917	$848,656	$2,254,765

Net income per share of common stock - Note 8:
Basic	$0.30	$0.42	$0.53	$0.89
Diluted	0.30	0.41	0.52	0.87

Dividends per common share (1)	$0.140	$0.125	$0.28	$1.25

Weighted average shares outstanding:
Basic	2,945,416	2,944,116	2,936,416	2,932,639
Diluted	2,991,406	2,997,192	2,984,324	2,988,692

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the six months ended March 30, 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$1,556,811	$2,597,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640,084	635,518
Provision for losses on accounts receivable	109,684	9,154
Increase in cash value of life insurance	(115,580)	(99,453)
Deferred compensation	(38,392)	(29,541)
Stock compensation expense	13,318	20,923
Changes in operating assets and liabilities:
Accounts receivable	996,309	(478,263)
Inventories	148,574	2,645,185
Prepaid expenses and other assets	110,924	(106,189)
Accounts payable and accrued expenses	(1,671,755)	(1,411,271)
Net cash provided by operating activities	1,749,977	3,783,509

Investing activities:
Purchases of property and equipment	(438,499)	(220,473)
Payments for other assets	(65,542)	(63,151)
Net cash used for investing activities	(504,041)	(283,624)

Financing activities:
Dividends paid	(824,169)	(3,657,057)
Common stock issued upon exercise of options	258,497	147,665
Net cash used for financing activities	(565,672)	(3,509,392)

Effect of exchange rates on cash	(101,049)	(79,718)

Increase (Decrease) in cash and cash equivalents	579,215	(89,225)
Cash and cash equivalents at beginning of period	5,424,521	2,665,302
Cash and cash equivalents at end of period	$6,003,736	$2,576,077

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2014

1.   SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), its wholly-owned subsidiary. Material inter-company accounts and transactions have been eliminated.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. New shares of stock are issued upon share option exercise. We do not have treasury stock. We have not made any stock option grants since fiscal year 2011.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s assets as of March 29, 2014 and September 28, 2013 grouped by the categories prescribed by the FASB:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash value of life insurance policies:

March 29, 2014	$2,434,301	-	$2,434,301	-
September 28, 2013	$2,318,721	-	$2,318,721	-

3.   INVENTORIES

	March 29, 2014	September 28, 2013
Raw materials	$4,697,432	$5,054,462
Work in process	840,642	698,786
Finished goods	1,327,122	1,412,702
Reserve for obsolescence	(708,000)	(720,000)
	$6,157,196	$6,445,950

4.   PROPERTY AND EQUIPMENT

	March 29, 2014	September 28, 2013
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,911,643	6,910,251
Machinery and equipment	8,682,652	8,233,213
Furniture and fixtures	488,346	488,346
Construction in process	134,350	201,873
Automobiles	11,328	11,461
	17,184,735	16,801,560
Less accumulated depreciation	12,073,975	11,665,025
	$5,110,760	$5,136,535

5. INTANGIBLES

	March 29, 2014	September 28, 2013
Patents and trademarks	$2,138,799	$2,103,647
Trade names	407,600	437,532
Non-competition agreements	178,611	191,727
Customer relationships	2,996,088	3,216,105
	5,721,098	5,949,011
Less accumulated amortization	(2,668,209)	(2,518,662)
Net intangibles	$3,052,889	$3,430,349

Changes in balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	March 29, 2014	September 28, 2013
Cash value of life insurance policies - Note 2	$2,434,301	$2,318,721
Other	167,931	298,216
	$2,602,232	$2,616,937

7. PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold. The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs to be incurred under our warranties. The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers. Although historical warranty costs have been within our estimates, there can be no assurance that future warranty costs will not exceed our current estimates. We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the six months ended March 29, 2014 and March 30, 2013 are as follows:

	Six Months Ended
	March 29, 2014	March 30, 2013
Accrued liability at beginning of period	$318,824	$378,643
Increase in reserve	87,597	37,403
Expenses	(120,253)	(68,674)
Accrued liability at end of period	$286,168	$347,372

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator for basic and diluted earnings per share:
Net income	$890,681	$1,233,737	$1,556,811	$2,597,446

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,945,416	2,944,116	2,936,416	2,932,639
Effect of dilutive securities:
Employee stock options and restricted stock	45,990	53,076	47,908	56,053
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,991,406	2,997,192	2,984,324	2,988,692

Net income per share of common stock:
Basic	$0.30	$0.42	$0.53	$0.89
Diluted	$0.30	$0.41	$0.52	$0.87

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
Medical	$11,184,394	$12,034,860	$21,768,573	$22,891,827
Custom products	3,524,135	4,588,031	7,793,233	15,391,588
Total	$14,708,529	$16,622,891	$29,561,806	$38,283,415

Operating profit before corporate expense:
Medical	$1,351,453	$1,783,907	$2,171,485	$2,312,746
Custom products	192,478	170,579	481,671	1,894,928
Total	1,543,931	1,954,486	2,653,156	4,207,674

Corporate expense	(203,140)	(141,541)	(307,353)	(317,571)
Other income (expense)	15,890	(27,208)	22,008	(37,657)
Income before income taxes	$1,356,681	$1,785,737	$2,367,811	$3,852,446

Total sales by industry segment include sales to unaffiliated customers, as reported in our statements of comprehensive income. In calculating operating profit by segment, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

10. COMMITMENTS AND CONTINGENCIES

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, none of these actions, if determined adversely, will have a material adverse effect on our operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company as described in (a) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013, (b) other risks referenced in our Securities and Exchange Commission filings or (c) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Total sales for the second quarter of fiscal 2014 decreased by 12% to $14.7 million compared with $16.6 million in the second quarter of last fiscal year. The decline in sales for the second quarter of fiscal 2014 compared with the same period last year was the result of lower sales volumes within our consumer bedding and M.C. Healthcare product lines.

Sales in the medical segment decreased by 7% to $11.2 million in the second quarter this fiscal year compared with $12.0 million in the second quarter of fiscal 2013. The medical sales decline was caused mostly by lower sales volume of our M.C. Healthcare products. M.C. Healthcare’s sales to the provincial government in British Columbia were down $1.1 million compared with the second quarter last fiscal year due to changes in government budget allocations and restrained spending.

In the custom products segment, second quarter fiscal 2014 sales decreased 23% to $3.5 million compared with the same quarter last year because of lower sales of consumer bedding products. Consumer sales were down as expected and previously announced due mainly to the loss of a large retail customer further described below.

Net income for the second quarter of fiscal 2014 declined 28% to $891,000, or $0.30 per diluted share, primarily because of the sales decline within our M.C. Healthcare product lines.

For the first half of fiscal 2014, net sales decreased 23% to $29.6 million compared with $38.3 million in the same period last fiscal year. Sales in the medical segment were down 5% to $21.8 million in the first half of fiscal 2014 mainly because of lower M.C. Healthcare sales. Custom products sales for the first half of fiscal 2014 declined 49% to $7.8 million due to the previously announced loss of a retail customer in the first quarter of fiscal 2014.

Net income for the first six months of fiscal 2014 decreased by 40% to $1.6 million, or $0.52 per diluted share, compared with $2.6 million, or $0.87 per diluted share, in the same period last year. The year-to-date earnings decline was caused by lower sales volumes of consumer bedding and M.C. Healthcare products.

Medical Sales – Second Quarter Fiscal 2014

Sales in the medical segment declined 7%, or $850,000, to $11.2 million in the second quarter of fiscal 2014 compared with $12.0 million in the second quarter of fiscal 2013. Most of the decrease in medical sales came from our M.C. Healthcare product lines, which declined 33% to $2.1 million in the second quarter this fiscal year from $3.2 million in the second quarter of fiscal 2013. Last year’s M.C. Healthcare sales in the second fiscal quarter included $1.1 million in sales to the provincial government in British Columbia in advance of the government’s March 31st fiscal year-end. We did not receive orders from this customer in the second quarter of this fiscal year because of changes in government budget allocations and restrained government spending. The M.C. Healthcare sales decline was partially offset by a 7% increase in sales of therapeutic support surfaces, our largest medical product line, to $6.2 million in the second quarter of fiscal 2014 compared with $5.7 million in the second quarter of fiscal 2013. This second quarter marked our 12th consecutive quarter-over-quarter sales growth in our therapeutic support surface product line.

Total sales of other medical product lines were down in the second quarter this fiscal year compared with the same quarter last year. Compared with the second quarter of last fiscal year, sales of our patient positioners decreased by 10%, and overlays declined 4% due to lower demand. Sales of our seating products were up 6% during the second quarter this fiscal year. Sales of our Selan® and Risk Manager™ products in the second quarter of fiscal 2014 decreased 15% and 26%, respectively, compared with the second quarter of fiscal 2013 because the second quarter last fiscal year included large orders in both product lines that were not repeated in the same quarter this year.

Medical Sales – Year-to-Date Fiscal 2014

For the first half of fiscal 2014, medical sales decreased 5% to $21.8 million compared with $22.9 million in the first half of fiscal 2013. Sales of M.C. Healthcare products in the first half of this fiscal year were $4.5 million, down 19% from $5.6 million in the first half of fiscal 2013. The M.C. Healthcare sales decrease was due almost entirely to lower provincial government sales as discussed above.

Sales of pressure management product lines, which include all medical products except M.C. Healthcare, were down less than 1% to $17.2 million during the first half of fiscal 2014 compared with $17.3 million in the same period last year. Sales of therapeutic support surfaces increased by 5% to $11.7 million in the first half of fiscal 2014 compared with $11.1 million in the same period last year. However, that growth was offset by sales declines in other medical product lines. Sales of mattress overlays and seating products were down due to lower demand. Sales of patient positioners were lower because of the loss of a customer during fiscal year 2013. Sales of Selan® skin care products and the Risk Manager™ bedside safety mat were down because the first half of last fiscal year included unusually large orders that were not repeated in the first half of this fiscal year.

Custom Products Sales – Second Quarter Fiscal 2014

The custom products segment consists of two main product lines: consumer bedding products and engineered industrial products. Total custom products sales decreased 23% to $3.5 million in the second quarter of fiscal 2014 compared with $4.6 million in the same period last year. Consumer sales for the second quarter of fiscal 2014 decreased 31% to $2.7 million compared with $3.9 million in the same period last year due primarily to the loss of a large retail customer that selected a different supplier in a routine competitive bidding process for their consumer bedding products. The loss of this customer was previously disclosed during the first and second quarters of fiscal 2014.

Sales of industrial products increased 16% in the second quarter of fiscal 2014 to $839,000 compared with $723,000 in the same quarter last year. Most of the industrial sales growth was generated from existing customers in the packaging and recreational products markets.

Custom Products Sales – Year-to-Date Fiscal 2014

Sales in the custom products segment for the first half of fiscal 2014 decreased 49% to $7.8 million compared with $15.4 million for the first half of fiscal 2013. Consumer sales in the first half of this fiscal year decreased 56% to $6.1 million compared with $13.9 million in the same period last year. The year-to-date consumer sales decline was caused mainly by the loss of the retail customer described above. Sales to this customer included a large seasonal promotion of consumer bedding products in the first quarter of fiscal 2013 that was not repeated in the first quarter of fiscal 2014.

In the other part of the custom products segment, industrial sales in the first half of this fiscal year increased 16% to $1.7 million compared with the same period last fiscal year. The year-to-date industrial sales growth came from new and existing customers in the automotive, packaging and recreational products markets.

Gross Profit

Gross profit for the second quarter of fiscal 2014 decreased 9% to $5.3 million compared with $5.8 million in the second quarter of fiscal 2013 primarily due to lower sales volume of M.C. Healthcare products. Our gross margin for the second quarter of fiscal 2014 increased to 35.7% from 34.8% in the same quarter last year due to a more profitable overall sales mix between the medical and custom products segments and cost reduction efforts in the custom products segment. We implemented the cost reduction program in anticipation of the loss of the large retail customer as discussed above. Our gross margin benefited from a higher percentage of medical sales that accounted for 76% of total company sales in the second quarter of fiscal 2014 compared with 72% in the second quarter last year.

For the year-to-date in fiscal 2014, gross profit decreased 16% to $10.0 million compared with $11.9 million in the same period last year. This decline was caused primarily by lower sales volumes of consumer bedding and M.C. Healthcare products as described above.

Our gross margin percentage for the first six months of fiscal 2014 increased to 34.0% from 31.1% in the same period last year primarily because of the shift in the sales mix away from the lower-margin custom products segment toward the higher-margin medical segment. Medical sales made up 74% of total sales in the first six months of fiscal 2014 compared with 60% in the same period in fiscal 2013.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 1% to $2.6 million during the second quarter of fiscal 2014 compared with the same quarter last year primarily as a result of higher shipping costs and samples expense for new medical products. For the first half of fiscal 2014, selling and marketing expenses decreased 3% to $5.1 million compared with the same period last year mostly as a result of lower commission expense related to lower sales of M.C. Healthcare products.

Research and development expenses decreased 15% to $274,000 during the second quarter of fiscal 2014 compared with the same quarter last year. For the year-to-date in fiscal 2014, research and development expenses declined 16% to $563,000 compared with the same period last year. The declines in research and development expenses for both the quarter and fiscal year-to-date periods were mainly the result of the completion of several new product development projects in the medical segment.

General and administrative expenses declined 2% to $1.0 million in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. For the year-to-date in fiscal 2014, administrative expenses decreased 3% to $2.0 million compared with the same period last year. The declines in general and administrative expenses for the quarter and fiscal year-to-date were due to reductions in several expense categories compared with the same periods last fiscal year as a result of lower sales levels during fiscal 2014.

Operating Income

Operating income for the second quarter of fiscal 2014 decreased 26% to $1.3 million compared with $1.8 million in the same quarter last year primarily because of lower sales volume of M.C. Healthcare products. We also had lower sales volumes of our consumer bedding products in the second quarter of fiscal 2014. However, this consumer bedding sales decline did not have a material effect on our second quarter operating profit because of cost reduction efforts and a more profitable consumer products sales mix in the second quarter of fiscal 2014 compared with the same quarter last year.

For the first six months of fiscal 2014, operating income decreased 40% to $2.3 million compared with $3.9 million in the first half of fiscal 2013. The year-to-date declined in operating profit was caused by lower sales volumes of our consumer bedding products and M.C. Healthcare products.

Non-Operating Income and Expenses

Net non-operating income in the second quarter of fiscal 2014 was $16,000 compared with $27,000 in non-operating expense in the second quarter of fiscal 2013. This change from expense to income was caused by the strengthening of the U.S. dollar versus the Canadian dollar, which resulted in foreign exchange gains in fiscal 2014 compared with foreign exchange losses in fiscal 2013. Net non-operating income for the first six months of fiscal 2014 was $22,000 compared with non-operating expense of $38,000 in the same period of fiscal 2013 for the same reason.

Net Income and Dividends

Net income for the second quarter of fiscal 2014 decreased 28% to $891,000, or $0.30 per diluted share, compared with $1.2 million, or $0.41 per diluted share, in the second quarter last fiscal year. Net income for the first half of fiscal 2014 decreased 40% to $1.6 million, or $0.52 per diluted share, compared with $2.6 million, or $.87 per diluted share, in the same period last year. The declines in net income during the second quarter and year-to-date periods were caused by lower sales volumes of consumer bedding products and M.C. Healthcare products.

During the first six months of fiscal 2014, we paid dividends of $824,000, or 53% of net income. This payment represented two quarterly dividends of $0.14 per share. During the same period last fiscal year, we paid dividends of $3.7 million, or 141% of net income. The year-ago dividend payment included a special cash dividend of $1.00 per share and two regular quarterly cash dividends of $0.125 per share.

We expect that the previously announced loss of the large customer for our consumer bedding products as described elsewhere in this report will have no effect on our regular quarterly dividend payments. We expect to continue to pay quarterly dividends for the foreseeable future. However, future dividend payments will depend on the Company’s earnings and liquidity position, and the Board of Directors (the “Board”) may discontinue paying dividends at any time.

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

Outlook

We expect sales and earnings for the second half of fiscal 2014 to be higher than the first half of this fiscal year due to expected growth in medical and industrial sales and the contribution of new consumer products customers. In the medical segment, we expect modest growth in sales and earnings during the remainder of fiscal 2014 as a result of the expected contribution from new medical products, improved cross-sales of medical beds and support surfaces and our expectation of slowly rising demand for capital goods in the medical markets we serve. In the custom products segment, we expect lower sales of consumer bedding products for the remainder of fiscal 2014 due to the previously reported loss of a large retail customer that selected a different supplier in a routine competitive bidding process. In the industrial business, which is also part of the custom products segment, we expect higher sales from our industrial product lines due to the addition of new business as well as growth from existing customers.

We are working closely with Hollander Home Fashions, our exclusive marketing partner for consumer bedding products, to add new retail customers and to regain our position with the customer account lost earlier this fiscal year. During the remainder of fiscal 2014, we expect the addition of new customers for our consumer bedding products to partially offset the sales volume lost from the previously described customer. However, we expect new consumer bedding sales to be phased in over time, while new orders from and shipments to the lost customer account ended in February 2014.

We previously reported on January 29, 2014 that we expected fiscal year 2014 earnings to be approximately $0.15 per diluted share below our fiscal 2013 earnings. Based on our results through the first six months of fiscal 2014 and our outlook for the remainder of the fiscal year, we now expect fiscal year 2014 earnings to be somewhat below our previously announced level.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first half of fiscal 2014 decreased to $1.7 million compared with $3.8 million in the first half of fiscal 2013. There are two primary reasons for the significant decline in cash flow. The first and most significant is related to the seasonal promotion of consumer bedding products that took place in November of 2012. As a result of that promotion, inventory decreased by $2.6 million from September 2012 to March 2013, which contributed significantly to the unusually high cash flow during the first half of fiscal 2013. As further described above, we did not have a similar seasonal promotion in the first half of fiscal 2014. Consequently, we did not have the large reduction in inventory from September 2013 to March 2014 that we had in the year-earlier period. Secondly, the lower cash flow stemmed from the earnings decline during the first half of fiscal 2014 compared with the same period last year, which resulted from the lower consumer bedding and M.C. Healthcare sales described above. Our primary uses of cash provided by operations during the first half of fiscal 2014 were dividend payments of $824,000 and equipment purchases of $438,000.

Working capital increased by 7% to $16.2 million at the end of the second quarter of fiscal 2014 compared with $15.2 million at fiscal year-end 2013. The current ratio at the end of the second quarter of fiscal 2014 increased to 5.2 from 3.7 at fiscal year-end 2013. The increases in working capital and current ratio were mainly the result of declines in accounts payable and accrued liabilities, which reflect lower sales levels and the routine payment of accruals during the first half of fiscal 2014.

Accounts receivable, net of allowances, decreased by $1.2 million, or 15%, to $6.6 million at the end of the second quarter of fiscal 2014 compared with $7.8 million at the end of fiscal 2013 due to the loss of the large retail consumer customer and lower sales of M.C. Healthcare products during the second quarter of fiscal 2014. All of our accounts receivable are unsecured, except certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventories decreased by $289,000, or 4%, to $6.2 million at the end of the second quarter of fiscal 2014 compared with $6.4 million at fiscal year-end 2013. The reduction in inventory occurred primarily in the category of medical raw materials due to normal usage patterns.

From the end of our 2013 fiscal year to the end of the second quarter of fiscal 2014:

●

Prepaid expenses increased by 22% from $698,000 to $851,000 primarily as the result of payments for property and casualty insurance premiums related to our new policy year, which began in October 2013;

●	Net property and equipment decreased by $26,000, or less than 1%, to $5.1 million primarily as a result of the combination of depreciation expense of $389,000 and equipment purchases of $438,000;

●

Net intangibles decreased by $377,000, or 11%, to $3.1 million primarily as a result of amortization expenses of $251,000 and foreign currency translation losses that result from fluctuations in the U.S.-Canadian currency conversion rates from the end of one fiscal period to the next;

●	Other assets decreased by 1% to $2.6 million as increases in cash value of life insurance were mostly offset by decreases in deposits on raw material purchases;

●	Accounts payable decreased 21% from $2.7 million to $2.1 million primarily as the result of fewer purchases because of orders from the lost consumer retail customer; and

●

Accrued and sundry liabilities decreased by $1.2 million, or 40%, to $1.7 million due primarily to payments in January 2014 for previously accrued expenses for property taxes, income taxes and incentive compensation.

At March 29, 2014, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. The interest rate, including the margin, in December 2012, was 1.0635%. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

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

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program since November 2007, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the fiscal year-to-date period ended March 29, 2014. The Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2014 and for the foreseeable future. We expect to renew or replace our current credit facility under similar terms and conditions prior to the expiration date of April 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first six months of our fiscal year 2014 and was consequently a minor factor in our operations for the quarter. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our largest single cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first half of fiscal year 2014, our realized foreign currency exchange gain was $28,000 compared with a realized foreign currency exchange loss of $29,000 in the same period of fiscal 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in four areas: commodity price risk, cash value of life insurance, our credit facility and foreign currency exchange. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material. If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases, expense reductions or other operational changes, our earnings could be materially negatively affected.

As of March 29, 2014, our other assets included $2.4 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the six months ended March 29, 2014, cash value of life insurance increased by 5%, creating non-cash income of approximately $116,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. Interest is payable monthly. There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5.0 million. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on the level of borrowings. We had no amounts outstanding under our credit facility as of March 29, 2014. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

As a result of the M.C. Healthcare asset acquisition in December 2011, we own assets in Canada where we manufacture and sell products in Canada and in the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because the exchange rates between the U.S. and Canadian dollars have been relatively stable since the acquisition and because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the six months ended March 29, 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our pre-tax income for the six-month period would have been reduced by approximately $19,000. Based on the exchange rate in effect on March 29, 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $100,000, and our total liabilities would have increased by approximately $4,000 for a net change of approximately $96,000. For the six months ended March 29, 2014, our net realized foreign currency exchange gain was $28,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2014, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 29, 2014. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended March 29, 2014. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we may yet repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

Our credit facility restricts dividends and stock repurchases. See the description of these restrictions under Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

The preliminary Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540 was previously filed in non-final form as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 0-11392. The Collective Agreement was finalized on February 28, 2014 and is filed herewith in final form as Exhibit 10.21, which replaces in its entirety the previously filed exhibit. There are no material differences between the preliminary and final agreements.

ITEM 6. EXHIBITS

10.21	Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540.
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date: May 13, 2014