Form 10-Q
period 2014-06-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2014-08-12
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2014

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

Common Stock, No Par Value – 2,962,007 shares as of August 8, 2014

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	June 28, 2014	September 28, 2013
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$6,888,968	$5,424,521
Accounts receivable, net of allowances of $308,000 (June 28, 2014) and $263,000 (Sept. 28, 2013)	5,854,434	7,787,837
Inventories - Note 3	6,689,812	6,445,950
Deferred income taxes	348,950	348,950
Prepaid expenses	880,004	698,003
Total current assets	20,662,168	20,705,261

Property, plant and equipment, net - Note 4	5,000,750	5,136,535
Goodwill	4,401,447	4,487,546
Intangibles, net - Note 5	3,060,442	3,430,349
Other assets - Note 6	2,930,657	2,616,937
	$36,055,464	$36,376,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,569,782	$2,658,125
Accrued and sundry liabilities	1,899,345	2,875,600
Total current liabilities	4,469,127	5,533,725

Deferred income taxes	192,536	194,883
Deferred compensation	476,652	534,239
Total long-term liabilities	669,188	729,122

Total liabilities	5,138,315	6,262,847

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,962,007 (June 28, 2014) and 2,927,416 (Sept. 28, 2013)	3,064,658	2,626,526
Additional paid-in capital	892,471	872,494
Retained earnings	27,524,167	26,828,012
Accumulated other comprehensive loss	(564,147)	(213,251)
Total shareholders' equity	30,917,149	30,113,781

	$36,055,464	$36,376,628

Note: The Balance Sheet at September 28, 2013 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$13,250,985	$18,621,212	$42,812,791	$56,904,627
Cost of goods sold	8,907,793	12,396,380	28,428,627	38,760,002
Gross profit	4,343,192	6,224,832	14,384,164	18,144,625

Selling and marketing expenses	2,532,889	2,903,918	7,623,819	8,166,201
Research and development expenses	256,596	311,030	819,503	978,777
General and administrative expenses	990,703	1,195,663	3,032,036	3,295,323
	3,780,188	4,410,611	11,475,358	12,440,301

Operating income	563,004	1,814,221	2,908,806	5,704,324

Non-operating income (expense):
Interest expense	(3,160)	(3,160)	(9,479)	(12,002)
Other	16,209	823	44,537	(27,992)
Net non-operating (expense) income	13,049	(2,337)	35,058	(39,994)

Income before income taxes	576,053	1,811,884	2,943,864	5,664,330

Provision for income taxes	198,000	589,000	1,009,000	1,844,000
Net income	378,053	1,222,884	1,934,864	3,820,330

Other comprehensive income (loss), after tax:
Foreign currency translation gain (loss)	357,259	(371,513)	(350,896)	(714,194)

Comprehensive income	$735,312	$851,371	$1,583,968	$3,106,136

Net income per share of common stock - Note 8:
Basic	$0.13	$0.41	$0.66	$1.30
Diluted	0.13	0.41	0.65	1.28

Dividends per common share (1)	$0.14	$0.125	$0.42	$1.375

Weighted average shares outstanding:
Basic	2,961,128	2,951,894	2,944,653	2,939,057
Diluted	3,004,726	3,002,567	2,991,124	2,993,317

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the nine months ended June 29, 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net income	$1,934,864	$3,820,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967,081	954,345
Provision for losses on accounts receivable	127,980	49,784
Gain on sale and disposal of property and equipment	-	(916)
Increase in cash value of life insurance	(167,144)	(126,051)
Deferred compensation	(57,587)	(44,879)
Stock compensation expense	19,978	27,582
Changes in operating assets and liabilities:
Accounts receivable	1,757,013	(2,029,044)
Inventories	(293,514)	2,716,959
Prepaid expenses and other assets	(180,299)	(452,764)
Accounts payable and accrued expenses	(1,043,177)	517,142
Net cash provided by operating activities	3,065,195	5,432,488

Investing activities:
Purchases of property and equipment	(528,713)	(427,654)
Proceeds from sale of property and equipment	-	7,850
Payments for other assets	(68,494)	(87,376)
Net cash used for investing activities	(597,207)	(507,180)

Financing activities:
Dividends paid	(1,238,710)	(4,026,044)
Common stock issued upon exercise of options	273,397	147,665
Net cash used for financing activities	(965,313)	(3,878,379)

Effect of exchange rates on cash	(38,228)	(114,164)

Increase in cash and cash equivalents	1,464,447	932,765
Cash and cash equivalents at beginning of period	5,424,521	2,665,302
Cash and cash equivalents at end of period	$6,888,968	$3,598,067

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2014

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2014. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Recently Issued Accounting Standards

On April 10, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. We are evaluating the effect, if any, on the financial statements.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s financial instrument assets as of June 28, 2014 and September 28, 2013 grouped by the categories prescribed by the FASB:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash value of life insurance policies:

June 28, 2014	$2,485,865	-	$2,485,865	-
September 28, 2013	$2,318,721	-	$2,318,721	-

3. INVENTORIES

	June 28, 2014	September 28, 2013
Raw materials	$5,299,902	$5,054,462
Work in process	818,287	698,786
Finished goods	982,623	1,412,702
Reserve for obsolescence	(411,000)	(720,000)
	$6,689,812	$6,445,950

4. PROPERTY AND EQUIPMENT

	June 28, 2014	September 28, 2013
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,923,249	6,910,251
Machinery and equipment	8,848,298	8,233,213
Furniture and fixtures	490,371	488,346
Construction in process	76,920	201,873
Automobiles	11,396	11,461
	17,306,650	16,801,560
Less accumulated depreciation	12,305,900	11,665,025
	$5,000,750	$5,136,535

5. INTANGIBLES

	June 28, 2014	September 28, 2013
Patents and trademarks	$2,141,763	$2,103,647
Trade names	422,836	437,532
Non-competition agreements	185,288	191,727
Customer relationships	3,108,084	3,216,105
	5,857,971	5,949,011
Less accumulated amortization	(2,797,529)	(2,518,662)
Net intangibles	$3,060,442	$3,430,349

Changes in balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	June 28, 2014	September 28, 2013
Cash value of life insurance policies - Note 2	$2,485,865	$2,318,721
Other	444,792	298,216
	$2,930,657	$2,616,937

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

Changes in our product warranty liability for the nine months ended June 28, 2014 and June 29, 2013 are as follows:

	Nine Months Ended
	June 28, 2014	June 29, 2013
Accrued liability at beginning of period	$318,824	$378,643
Increase in reserve	91,954	98,276
Claims settled	(158,258)	(124,887)
Accrued liability at end of period	$252,520	$352,032

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$378,053	$1,222,884	$1,934,864	$3,820,330

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,961,128	2,951,894	2,944,653	2,939,057
Effect of dilutive securities:
Employee stock options	43,598	50,673	46,471	54,260
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	3,004,726	3,002,567	2,991,124	2,993,317

Net income per share of common stock:
Basic	$0.13	$0.41	$0.66	$1.30
Diluted	$0.13	$0.41	$0.65	$1.28

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada in which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Medical	$10,293,467	$13,427,180	$32,062,039	$36,319,007
Custom products	2,957,518	5,194,032	10,750,752	20,585,620
Total	$13,250,985	$18,621,212	$42,812,791	$56,904,627

Operating profit (loss) before corporate expense:
Medical	$756,035	$1,816,406	$2,927,520	$4,129,152
Custom products	(61,915)	179,703	419,756	2,074,631
Total	694,120	1,996,109	3,347,276	6,203,783

Corporate expense	(131,116)	(181,888)	(438,470)	(499,459)
Other income (expense)	13,049	(2,337)	35,058	(39,994)
Income before income taxes	$576,053	$1,811,884	$2,943,864	$5,664,330

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

10. COMMITMENTS AND CONTINGENCIES

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, none of these actions, if determined adversely, would have a material adverse effect on our operations or financial condition.

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

RESULTS OF OPERATIONS

Overview

Total sales for the third quarter of fiscal 2014 decreased by 29% to $13.3 million compared with $18.6 million in the third quarter of last fiscal year. The decline in sales for the third quarter of fiscal 2014 compared with the same period last year was the result of lower sales volumes within our therapeutic support surfaces, M.C. Healthcare beds and consumer bedding product lines.

Sales in the medical segment decreased by 23% to $10.3 million in the third quarter this fiscal year compared with $13.4 million in the third quarter of fiscal 2013. The medical sales decline was caused by (1) a lower volume of therapeutic support surfaces related to a large order from a long-term care customer in the third quarter last fiscal year that was not repeated in the third quarter this fiscal year and (2) lower sales volume of our M.C. Healthcare products due to lower demand for beds and related products in the third quarter this fiscal year compared with the same quarter last year.

In the custom products segment, third quarter fiscal 2014 sales decreased 43% to $3.0 million compared with the same quarter last year because of lower sales of consumer bedding products. Consumer sales were down as expected and as previously announced due entirely to the loss of a large retail customer as further described below.

Net income for the third quarter of fiscal 2014 declined 69% to $378,000, or $0.13 per diluted share, primarily because of the sales declines within our medical and custom products segments.

For the first nine months of fiscal 2014, net sales decreased 25% to $42.8 million compared with $56.9 million in the same period last fiscal year. Sales in the medical segment were down 12% to $32.1 million in the first nine months of fiscal 2014 primarily because of lower volumes of therapeutic support surfaces and M.C. Healthcare beds. Custom products sales for the first nine months of fiscal 2014 declined 48% to $10.8 million due to the previously announced loss of a retail customer in the first half of fiscal 2014.

Net income for the first nine months of fiscal 2014 decreased by 49% to $1.9 million, or $0.65 per diluted share, compared with $3.8 million, or $1.28 per diluted share, in the same period last year. The year-to-date earnings decline was caused by lower sales volumes in both our medical and custom products segments.

Medical Sales – Third quarter Fiscal 2014

Sales in the medical segment declined 23%, or $3.1 million, to $10.3 million in the third quarter of fiscal 2014 compared with $13.4 million in the third quarter of fiscal 2013. Most of the medical sales decline occurred within our therapeutic support surface product lines where sales decreased by 28% to $5.3 million compared with $7.3 million in the third quarter last year. The decrease in therapeutic support surface sales was caused almost exclusively by a large order from a long-term care customer that occurred in the third quarter last fiscal year but was not repeated in the third quarter this fiscal year. In addition, sales of our M.C. Healthcare products were down by 27% during the quarter to $2.4 million from $3.3 million in the third quarter last year due to quarter-to-quarter fluctuations in capital equipment sales. During last fiscal year, sales of M.C. Healthcare products were strong in the third quarter and weak in the fourth quarter. We expect to see the opposite pattern this fiscal year with comparatively weak sales of M.C. Healthcare products in the third quarter followed by strong sales in the fourth quarter, led by our new Encore™ bed.

With the exception of our seating product line, where sales increased 5%, sales among our other medical product lines were down during the third quarter due to sluggish demand among our customers in the medical market. Sales of our Risk Manager™ bedside safety mat were down by 30% due to the third quarter order last year that was not repeated this year as described above. Sales of our Selan® skin care products and mattress overlays decreased by 7% and 13%, respectively. Patient positioner sales decreased by 1% due to a decline in branded product sales, which was mostly offset by a strong increase in private-label sales.

Medical Sales – Year-to-Date Fiscal 2014

For the first nine months of fiscal 2014, medical sales decreased 12%, or $4.3 million, to $32.1 million compared with $36.3 million in the first nine months of fiscal 2013. Most of the year-to-date medical sales decline occurred in two product lines: M.C. Healthcare beds and therapeutic support surfaces. Sales in both of these product lines were affected by large orders from two customers that occurred in fiscal 2013 but were not repeated in fiscal 2014.

Sales of M.C. Healthcare products in the first nine months of this fiscal year were $6.9 million, down 22% from $8.8 million in the first nine months of fiscal 2013. Last year’s M.C. Healthcare sales in the second fiscal quarter included $1.1 million in sales to a large Canadian customer that were not repeated during the first nine months of fiscal 2014.

Sales of pressure management product lines, which include all medical products except M.C. Healthcare beds and related products, were down 8% to $25.2 million during the first nine months of fiscal 2014 compared with $27.5 million in the same period last year. Most of this decline occurred in our therapeutic support surface product lines where sales decreased by 8% to $16.9 million in the first nine months of fiscal 2014 compared with $18.4 million in the same period last year. In addition, sales of mattress overlays and seating products were down due to lower demand. Patient positioner sales were lower because of the loss of a customer during fiscal year 2013. Sales of Selan® skin care products and the Risk Manager™ bedside safety mat were down because the first nine months of last fiscal year included unusually large orders that were not repeated in the first nine months of this fiscal year.

Custom Products Sales – Third quarter Fiscal 2014

The custom products segment consists of two main product lines: consumer bedding products and specialty industrial products. Total custom products sales decreased 43% to $3.0 million in the third quarter of fiscal 2014 compared with $5.2 million in the same period last year. The entire custom products sales decline occurred within our consumer bedding product lines where sales in the third quarter this year decreased 54% to $2.0 million compared with $4.4 million in the same period last year due to the loss of a large retail customer that selected a different supplier in a routine competitive bidding process for their consumer bedding products. The loss of this customer was previously disclosed during the first and second quarters of fiscal 2014. Excluding sales related to the lost account, consumer bedding sales in the third quarter this year were level compared with the third quarter last year.

Sales of industrial products increased 18% in the third quarter of fiscal 2014 to $933,000 compared with $793,000 in the same quarter last year. Our industrial sales growth was broad-based, coming from all major segments within our industrial market.

Custom Products Sales – Year-to-Date Fiscal 2014

Sales in the custom products segment for the first nine months of fiscal 2014 decreased 48% to $10.8 million compared with $20.6 million for the first nine months of fiscal 2013. Similar to our third quarter results, the entire sales decline in our custom products segment came from our consumer bedding product lines where sales decreased 56% to $8.1 million for the year-to-date this year compared with $18.3 million in the same period last year. The year-to-date consumer sales decline was caused by the loss of the retail customer described above. Sales to this customer included a large seasonal promotion of consumer bedding products in the first quarter of fiscal 2013 that was not repeated in the first quarter of fiscal 2014.

In the other part of the custom products segment, industrial sales in the first nine months of this fiscal year increased 16% to $2.7 million compared with the same period last fiscal year. Similar to our third quarter trend, the year-to-date industrial sales growth was broad-based, coming from new and existing customers in all major parts of our industrial market.

Gross Profit

Gross profit for the third quarter of fiscal 2014 decreased 30% to $4.3 million compared with $6.2 million in the third quarter of fiscal 2013 because of lower sales volume as described above. Our gross margin for the third quarter of fiscal 2014 decreased to 32.8% from 33.4% in the same quarter last year. The decline in gross margin percentage was small in relation to the overall sales decline because of a more profitable sales mix in the third quarter this year compared with the third quarter last year. Medical sales, which are generally more profitable than custom products sales, made up 78% of total sales during the third quarter this year compared with 72% in the year-earlier quarter.

For the year-to-date in fiscal 2014, gross profit decreased 21% to $14.4 million compared with $18.1 million in the same period last year due to lower sales volume in both the medical and custom products segments as described above. Our gross margin percentage for the first nine months of fiscal 2014 increased to 33.6% from 31.9% in the same period last year primarily because of the shift in the sales mix away from the lower-margin custom products segment toward the higher-margin medical segment. Medical sales made up 75% of total sales in the first nine months of fiscal 2014 compared with 64% in the same period in fiscal 2013.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased 13% to $2.5 million during the third quarter of fiscal 2014 compared with the same quarter last year. For the first nine months of fiscal 2014, selling and marketing expenses decreased 7% to $7.6 million compared with the same period last year. These expense declines in both periods were primarily caused by lower commission, shipping and incentive compensation costs related to the decline in sales volume during the same periods.

Research and development expenses decreased 18% to $257,000 during the third quarter of fiscal 2014 compared with the same quarter last year. For the year-to-date in fiscal 2014, research and development expenses declined 16% to $820,000 compared with the same period last year. The declines in research and development expenses for both the quarter and fiscal year-to-date periods were mainly the result of the completion of several new product development projects in the medical segment.

General and administrative expenses declined 17% to $991,000 in the third quarter of fiscal 2014 compared with $1.2 million in the third quarter of fiscal 2013. For the year-to-date in fiscal 2014, general and administrative expenses decreased 8% to $3.0 million compared with $3.3 million in the same period last year. The declines in the general and administrative expense category for the quarter and fiscal year-to-date were due to reductions in incentive compensation expense and intangibles amortization expense, as well as a number of other expense categories related to lower sales volume during the year.

Operating Income

Operating income for the third quarter of fiscal 2014 decreased 69% to $563,000 compared with $1.8 million in the same quarter last year primarily because of lower sales volume in the medical segment. We also had lower sales volumes of our consumer bedding products in the third quarter of fiscal 2014. However, the consumer bedding sales decline had a comparatively smaller effect on our third quarter operating profit because of manufacturing cost reductions in our consumer bedding operations in the third quarter of fiscal 2014 compared with the same quarter last year.

For the first nine months of fiscal 2014, operating income decreased 49% to $2.9 million compared with $5.7 million in the first nine months of fiscal 2013. The year-to-date decline in operating profit was caused by lower sales volumes in both our medical and custom products segments.

Non-Operating Income and Expenses

Net non-operating income in the third quarter of fiscal 2014 was $13,000 compared with $2,000 in non-operating expense in the third quarter of fiscal 2013. This change from expense to income was caused by the weakening of the Canadian dollar versus the U.S. dollar in the third quarter of fiscal 2013 compared with the strengthening of the Canadian dollar versus the U.S. dollar in the third quarter of fiscal 2014. Net non-operating income for the first nine months of fiscal 2014 was $35,000 compared with non-operating expense of $40,000 in the same period of fiscal 2013 for the same reason.

Net Income and Dividends

Net income for the third quarter of fiscal 2014 decreased 69% to $378,000, or $0.13 per diluted share, compared with $1.2 million, or $0.41 per diluted share, in the third quarter last fiscal year. Net income for the first nine months of fiscal 2014 decreased 49% to $1.9 million, or $0.65 per diluted share, compared with $3.8 million, or $1.28 per diluted share, in the same period last year. The declines in net income during the third quarter and year-to-date periods were caused by lower sales volumes of medical and consumer bedding products.

During the first nine months of fiscal 2014, we paid dividends of $1.2 million, or 64% of net income. This payment represented three quarterly dividends of $0.14 per share. During the same period last fiscal year, we paid dividends of $4.0 million, or 105% of net income. The year-ago dividend payment included a special cash dividend of $1.00 per share and three regular quarterly cash dividends of $0.125 per share.

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

Outlook

We expect sales and earnings for the fourth quarter of fiscal 2014 to be higher than they were in the third quarter of fiscal 2014, but they will not likely exceed the levels achieved in the fourth quarter of last fiscal year. In the medical segment, we expect to see solid growth in sales of M.C. Healthcare products and modest growth in sales of our pressure management products compared with the third quarter this fiscal year. Our incoming orders for M.C. Healthcare products, including our new Encore™ bed, have been strong for the last several months, which we expect will give us solid fourth quarter sales performance at M.C. Healthcare.

In the custom products segment, we expect modest growth in consumer bedding sales in the fourth quarter compared with the just completed third quarter due to the addition of new customers. We also expect continued growth in sales of industrial products in the fourth quarter this fiscal year compared with this year’s third quarter due to ongoing strong demand in the industrial market.

Looking forward into fiscal year 2015, we have recently learned that Span-America has been selected as a supplier of consumer bedding products to the same retail customer that we lost in February 2014. We expect this new business to begin in September 2014, but it will not likely have a meaningful impact on sales for the fourth quarter of fiscal 2014. Based on preliminary information from our customer, we expect the annualized sales volume for this project to be approximately $4.0 million, with opportunities for future growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of fiscal 2014 decreased 44% to $3.1 million compared with $5.4 million in the first nine months of fiscal 2013. There are two primary reasons for the significant decline in cash flow. The first and most significant is related to the seasonal promotion of consumer bedding products that took place in November of 2012. As a result of that promotion, inventory decreased by $2.6 million from September 2012 to June 2013, which contributed significantly to the unusually high cash flow during the first nine months of fiscal 2013. As further described above, we did not have a similar seasonal promotion in the first nine months of fiscal 2014. Consequently, we did not have the large reduction in inventory from September 2013 to June 2014 that we had in the year-earlier period. Secondly, the lower cash flow stemmed from the earnings decline during the first nine months of fiscal 2014 compared with the same period last year, which resulted from the lower sales of medical and consumer bedding products as described above. Our primary uses of cash provided by operations during the first nine months of fiscal 2014 were dividend payments of $1.2 million and equipment purchases of $529,000.

Working capital increased by 7% to $16.2 million at the end of the third quarter of fiscal 2014 compared with $15.2 million at fiscal year-end 2013. The current ratio at the end of the third quarter of fiscal 2014 increased to 4.6 from 3.7 at fiscal year-end 2013. The increases in working capital and current ratio were mainly the result of declines in accounts payable and accrued liabilities, which reflect lower sales levels and the routine payment of accruals during the first nine months of fiscal 2014.

Accounts receivable, net of allowances, decreased by $1.9 million, or 25%, to $5.9 million at the end of the third quarter of fiscal 2014 compared with $7.8 million at the end of fiscal 2013 due to lower sales volume for medical and consumer bedding products as discussed above. All of our accounts receivable are unsecured, except certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventory increased by $244,000, or 4%, to $6.7 million at the end of the third quarter of fiscal 2014 compared with $6.4 million at fiscal year-end 2013. The increase in inventory occurred primarily in the categories of consumer products raw materials and medical products work-in-process and were related to orders expected to be filled in the fourth quarter of fiscal 2014. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 5.8 times for the first nine months of fiscal 2014 compared with 6.5 times for the same period in fiscal 2013.

From the end of our 2013 fiscal year to the end of the third quarter of fiscal 2014:

●

Prepaid expenses increased by 26% from $698,000 to $880,000 primarily as the result of payments for property and casualty insurance premiums related to our new policy year, which began in October 2013;

●	Net property and equipment decreased by $136,000, or 3%, to $5.0 million primarily as a result of the combination of depreciation expense of $643,000 and equipment purchases of $529,000;

●

Net intangibles decreased by $370,000, or 11%, to $3.1 million primarily as a result of amortization expenses of $324,000 and foreign currency translation losses that result from fluctuations in the U.S.-Canadian currency conversion rates from the end of one fiscal period to the next;

●	Other assets increased by 12% to $2.9 million as a result of increases in cash value of life insurance and deposits on raw material purchases;

●	Accounts payable decreased 3% from $2.7 million to $2.6 million primarily as the result of fewer purchases as a result of lower sales volume for the year-to-date in fiscal 2014; and

●

Accrued and sundry liabilities decreased by $1.0 million, or 34%, to $1.9 million due primarily to payments in January 2014 for previously accrued expenses for property taxes, income taxes and incentive compensation.

At June 28, 2014, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. The interest rate, including the margin, in December 2012, was 1.0635%. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

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

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program since November 2007, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the fiscal year-to-date period ended June 28, 2014. The Board may suspend or discontinue the repurchase program at any time.

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

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first nine months of our fiscal year 2014 and was consequently a minor factor in our operations for the quarter. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first nine months of fiscal year 2014, our realized foreign currency exchange gain was $44,000 compared with a realized foreign currency exchange loss of $29,000 in the same period of fiscal 2013.

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

As of June 28, 2014, our other assets included $2.5 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the nine months ended June 28, 2014, the cash value of life insurance increased by 7%, creating non-cash income of approximately $167,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). During December 2012, the last time we borrowed under the credit agreement, the margin was 85 basis points. Interest is payable monthly. There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5.0 million. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on the level of borrowings. We had no amounts outstanding under our credit facility as of June 28, 2014. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

As a result of the M.C. Healthcare asset acquisition in December 2011, we own assets in Canada where we manufacture products for sale in Canada and in the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because the exchange rates between the U.S. and Canadian dollars have been relatively stable since the acquisition and because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the nine months ended June 28, 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our pre-tax income for the nine-month period would have been reduced by approximately $26,000. Based on the exchange rate in effect on June 28, 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $107,000, and our total liabilities would have increased by approximately $8,000 for a net change of approximately $99,000. For the nine months ended June 28, 2014, our net realized foreign currency exchange gain was $44,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2014, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 28, 2014. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended June 28, 2014. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we may yet repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: August 11, 2014