Form 10-K
period 2014-09-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2014-12-23
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 27, 2014 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $55,768,001.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 18, 2014 was 2,962,007.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 19, 2015 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company,” “Span-America” or “we”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should” and “expects,” and are based on the Company’s current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include, but are not limited to, the “Risk Factors” described in Item 1A below, other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings, or other unanticipated risks. We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Background

Span-America was incorporated under the laws of the state of South Carolina on September 21, 1970. We manufacture and distribute a variety of therapeutic support surfaces and related products, using polyurethane foam and other foam products and materials for the medical, consumer and industrial markets.

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

Our primary long-term strategy is to become a leading health care manufacturer and marketer specializing in medical beds, therapeutic support surfaces and other related products used in the prevention and treatment of pressure ulcers. We are actively seeking to develop or acquire new products in this market segment. We also seek to further develop consumer and industrial applications of our medical products.

Our products are distributed primarily in the United States and Canada and, to a lesser degree, in several countries outside North America. Total net sales during fiscal year 2014 were $55.9 million. Total net sales outside the United States during fiscal 2014 were approximately $6.1 million, or 10.8% of our total net sales. The majority of our sales outside the United States occurred in Canada. See Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report.

On December 9, 2011, a newly-formed, wholly-owned subsidiary of the Company, Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), acquired substantially all of the assets of M.C. Healthcare Products Inc., an Ontario corporation with its principal place of business in Beamsville, Ontario. Span-America operates Span-Canada under the registered business name M.C. Healthcare Products (“M.C. Healthcare” or “MCHP”), a division of Span Medical Products Canada Inc. M.C. Healthcare manufactures and markets medical bed frames and related products for the long-term care market and sells them throughout Canada and the United States. We report Span-Canada’s operations as part of our medical segment.

We maintain a website at http://www.spanamerica.com. Our reports and other filings made with the SEC are available free of charge on our website, which includes a link to the Company’s filings in the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) filing database. For more information about M.C. Healthcare and its products, see http://www.mchealthcare.com.

Industry Segment Data

Please See Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales. The table below sets forth sales of each of our product lines and segments as a percentage of our total sales for fiscal years 2014, 2013 and 2012.

	Percentage of Total Sales
Medical Segment	2014	2013	2012
Mattress overlays	5%	4%	4%
Therapeutic support surfaces	40%	34%	30%
Medical bed frames	15%	13%	12%
Patient positioners (Span-Aids)	6%	4%	6%
Seating products	4%	3%	3%
Skin care products	2%	2%	2%
Fall protection products	2%	2%	2%
Case goods	1%	1%	1%
Other medical products	1%	1%	1%
Medical total	76%	64%	61%

	Percentage of Total Sales
Custom Products Segment	2014	2013	2012
Consumer bedding	18%	32%	35%
Industrial products	6%	4%	4%
Custom Products total	24%	36%	39%

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

Therapeutic Support Surfaces. For classification purposes, we divide our lines of therapeutic support surfaces into two groups, non-powered and powered, and we have various sub-categories within those two groups. Our non-powered therapeutic support surfaces fall into two main sub-categories: the Geo-Mattress® all-foam products and the non-powered portion of the PressureGuard® product line. Geo-Mattress® products are single-density or multi-layered foam therapeutic support surfaces topped with the same patented Geo-Matt surface used in our overlays.

Non-powered Therapeutic Support Surfaces. In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a significant contributor to overall Geo-Mattress sales. The Wings support surfaces feature raised perimeter bolsters designed to reduce the chances of patients rolling out of bed or becoming entrapped between the edge of the therapeutic support surface and the bed’s side rails. We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients. In 2010, the Company launched the Geo-Mattress® UltraMax™, our most highly engineered Geo-Mattress model to date.  Developed primarily for the acute care market, the UltraMax incorporates several proprietary design features, including three-dimensional zoning, an ultra-resilient torso section, and a shear-reducing, bi-directional stretch cover. Together, these premium features allow the UltraMax to deliver a level of support, comfort, and effectiveness that exceeds even the most rigorous challenges of the acute care environment.

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

Another powered system in the PressureGuard line is the PressureGuard APM®, a simpler but effective alternating pressure therapeutic support surface. The APM is targeted primarily at the long-term care and home care markets. In 2000, we added a more feature-rich version of this product called the PressureGuard APM2. In 2003, we further upgraded the APM2 products with new features such as the addition of the Deluxe control unit. The APM2 gives caregivers the flexibility to offer either alternating pressure or a basic lateral rotation modality by activating a toggle switch on the control panel.

In late 2001, Span-America introduced the PressureGuard Easy Air®, our first offering in the category of low-air-loss therapeutic support surfaces. The Easy Air incorporates several patented design innovations, which we believe allow it to overcome common performance compromises inherent in competitive low-air-loss products. Additionally, the Easy Air is very effective at controlling excess skin moisture, a key performance advantage in the competitive support surfaces marketplace.

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

The PressureGuard Custom Care Convertible and Custom Care Convertible low-air-loss models represent our first product offerings in the “convertible” category, a class of support surfaces that has become a popular option in today’s acute care market. In their non-powered mode, Custom Care Convertible models operate as effective tissue load management surfaces for both prevention and treatment of pressure ulcers. Both allow the addition of a powered control unit where more aggressive, dynamic therapy is desired. When the add-on, ruggedized Custom Care Convertible control unit is clicked into position on the support surface, the caregiver is provided the option of either alternating pressure or lateral rotation. On the low-air-loss model, the caregiver can select either of these options while also providing a third treatment modality: microclimate management. This proprietary, patented air delivery design, which has demonstrated long-standing clinical success on the Company’s PressureGuard Easy Air low-air-loss-surface, controls excess moisture and heat at the interface between the patient’s skin and the support surface. Both models also incorporate another Span-America feature, the Star Chamber™ air cylinder design. The Star Chamber cylinders maximize the amount of air available within the therapeutic support surface for pressure management, patient support and effective therapy.

In 2014, we introduced the PressureGuard Protocol™ therapeutic support surface, which provides customers with an attractive combination of microclimate management, pressure redistribution, ease of use and patient/caregiver safety. Protocol’s proprietary air delivery cover design supplies a gentle flow of air directly to the underside of its highly vapor permeable coverlet, carrying away excess moisture vapor to help protect vulnerable skin. In addition, the Protocol’s efficient control unit generates substantially less heat and noise than traditional, high-output low-air-loss blowers while consuming less power. Caregivers can also select subtle alternating pressure or powered flotation treatment modes.

We sell most of the powered products in the PressureGuard product line to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market. We also sell the PressureGuard products in the acute care market, but in smaller quantities than in the long-term care and home care markets.

Bed Frames and Furniture. Through our M.C. Healthcare subsidiary, we manufacture and market the Maxxum, Advantage and Rexx series medical bed frames and related products.  These medical beds, collectively branded as the “Q Series,” are designed primarily for the long-term care market and incorporate various industry-leading features, options and accessories that can be configured to meet individual customer needs.  In addition, we serve as a distributor of bedside furniture, chairs, tables and over-bed tables for use in long-term care facilities.  Approximately 64% of M.C. Healthcare sales for fiscal 2014 were exported to the U.S., and the remaining 36% were sold in Canada.

During the latter part of 2013, we introduced a new, premium bed for long-term and sub-acute care settings called the Encore™ resident care bed. The Encore is outfitted with a variety of advanced performance features for enhanced patient and caregiver safety and ergonomics. Chief among these is GlideAlign™ retractable deck technology, which helps maintain users’ relative positioning to bedside furniture when the head of the bed is elevated.  Encore also includes ReadyWide™ integrated expansion, which allows tool-less, pin-less expandability to 42” wide, a platform that is highly in demand among care providers. Encore also features Smart Stop™ low position auto pause, which is designed to help reduce the risk of patient falls and other hazards.

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

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with Nipro Consumer Healthcare, Inc. DBA P.J. Noyes Company. The products, which are manufactured by P.J. Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings. The initial term of our license agreement with Nipro Consumer Healthcare will end on December 31, 2015; however, the agreement automatically extends for additional one-year periods unless either party gives the other six months advance written notice of non-renewal.

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

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes. We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America. We believe our relationships with these distributors are good. However, the loss of one or more of these distributors could have a material adverse effect on our business. Sales to our largest medical distributor, McKesson, made up approximately 22% of net sales in the medical segment during fiscal 2014. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Custom Products

Span-America’s custom products segment includes two major product lines: consumer bedding products and various engineered industrial products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. Our distribution agreement for consumer products was assigned from Louisville Bedding Company to Hollander Home Fashions (“Hollander”) on May 24, 2013 as a result of the sale of Louisville Bedding’s utility bedding retail business to Hollander. The agreement expires in December 2015, but it automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Louisville Bedding was the exclusive distributor of our consumer foam products from March 1999 through May 2013. The transition from Louisville Bedding to Hollander went smoothly, and we are working with Hollander under the same general terms and conditions as we did with Louisville Bedding.

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

In fiscal 2014, approximately 66% of our total custom products sales were distributed through Hollander. The loss of this relationship could have a material adverse effect on our business. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2014	2013	2012
Medical	$1,068,000	$1,178,000	$1,052,000
Custom products	4,000	46,000	48,000
Total R& D expense	$1,072,000	$1,224,000	$1,100,000

Please see information under the heading “Results of Operations Fiscal 2014 vs. 2013,” “Selling, Research & Development and Administrative Expenses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on research and development expenses.

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

These competitors are larger and have greater resources than Span-America.  We believe our competitive advantages in the medical segment include innovative and patented product designs, product quality, manufacturing capabilities, distribution relationships, rapid delivery capabilities and responsiveness to customer requirements. Many smaller national and regional competitors also participate in this segment, with varying marketing strategies and resources.

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

Several of the primary competitors in the long-term care market for medical beds and related in-room furniture are the same as those in the support surfaces segment. These include Joerns Healthcare, Invacare Corporation, Hill-Rom, Medline and GF Health Products. These competitors are larger than Span Medical Products Canada and use their own sales forces, manufacturer's representatives, distributors or a combination thereof to sell their products to long-term care facilities.  While the acquired M.C. Healthcare operation has historically been smaller than its major competitors, we believe the product line has a reputation for high quality, innovative features and excellent customer service.

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

We believe that our competitive advantages in the custom products segment include our distribution relationship with Hollander, innovative product designs, manufacturing and foam fabrication capabilities, low cost manufacturing processes and responsiveness to customer requirements.

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

Major Customers

We have an agreement with Hollander pursuant to which Hollander has historically served as the exclusive distributor for our consumer foam products. Sales to Hollander during fiscal 2014 made up approximately 16% of our total net sales and approximately 66% of sales in the custom products segment.

Sales to McKesson Corporation, one of our medical distributors, during fiscal 2014 made up approximately 17% of our total net sales and approximately 22% of sales in the medical products segment. Sales to the United States Department of Veterans Affairs made up approximately 9% of our total net sales and approximately 11% of net sales in the medical products segment during fiscal 2014.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 18 – Major Customers and Note 19 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements below for more information on major customers. The loss of any of these major customers could have a material adverse effect on our business.

Seasonal Trends

Seasonal trends within our medical segment are generally not material to our operations. However, we periodically have significant seasonal fluctuations within our custom products segment. The custom products segment consists of our consumer and industrial product lines. We occasionally experience significant fluctuations within our consumer bedding products due to seasonal promotions with our retail customers. Historically, these consumer promotions have commonly occurred during our first and fourth fiscal quarters, ending in December and September, respectively. The consumer products promotions are arranged on a case-by-case basis with our retail customers and our marketing partner, Hollander. Consequently, it is possible to have multiple promotions within a fiscal year or none at all, depending on market and competitive conditions. We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

Span-America holds 14 United States patents and 11 foreign patents relating to various components of our therapeutic support surfaces and seating products for the medical segment. We have also filed additional patent applications. We believe that these patents are important to our business. However, while we have a number of products covered by patents, there are competitive alternatives available, sales of which are not restricted by our patents. Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include those on our PressureGuard and seating products. The PressureGuard patents have remaining lives ranging from one to eight years with additional patents pending. The seating patents have remaining lives ranging from one to six years. We believe the expiration of these principal patents would not have a material adverse effect on our business.

We hold 38 federally registered trademarks and 18 foreign trademark registrations, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, and Isch Dish, in the medical and consumer segments. Other federal registration applications are presently pending. We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

Raw Materials and Backlog

Approximately 85% of our raw materials consist of polyurethane foam, nylon/vinyl mattress covers and tubes, motors, pneumatic pumps, blowers, bed actuators, steel and metal stampings. In addition, we use corrugated shipping containers, polyethylene plastic packaging material and hook and loop fasteners. We believe that our basic raw materials are in adequate supply and are available from many suppliers at competitive prices.

See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on price increases for polyurethane foam.

As of September 27, 2014, we had unshipped (or open) orders of approximately $2.3 million, which represented a 26% increase compared with our open orders of $1.8 million at fiscal year-end 2013. We expect to fill all orders open as of September 27, 2014 in the 2015 fiscal year.

Employees

We had 253 full-time employees as of September 27, 2014 (200 in the United States and 53 in Canada). Of these employees, 160 were manufacturing personnel. Span-America is not a party to any collective bargaining agreement in the United States and has never experienced an interruption or curtailment of operations due to labor controversy.

The manufacturing employees of M.C. Healthcare, located in Beamsville, Ontario (31 employees at September 27, 2014) are members of the Sheet Metal Workers’ International Association, Local Union #540 (the “Union”), whose employment is governed by a Collective Agreement with the Union that was assumed by operation of Canadian labor law by our new Canadian subsidiary in connection with the asset acquisition. This Collective Agreement will expire by its terms on October 31, 2018. We believe that our relations with our employees are good in both the United States and Canada.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard therapeutic support surface products from our Greenville, South Carolina plant. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices. The certification is subject to reassessment at six-month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2014.

The Canadian Food and Drugs Act, and the Medical Devices Regulations issued thereunder, provide for regulation by Health Canada of the manufacture, labeling, packaging, distribution, sale and advertisement of medical devices, including the bed frames made through Span Medical Products Canada Inc., Span-America's wholly-owned subsidiary, which are considered Class I medical devices. The Medical Devices Regulations require, among other things, that Class I medical device manufacturers selling medical devices hold a medical device establishment license and file various reports.  In addition, manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with device safety and effectiveness requirements as required by the Medical Devices Regulations and Health Canada.  We believe that we are in substantial compliance with applicable regulations and do not anticipate having to make any material expenditures as a result of Health Canada or other currently applicable regulatory requirements.

Environmental Matters

Our manufacturing operations in the U.S. and Canada are subject to various government regulations pertaining to the discharge of materials into the environment. We believe that we are in substantial compliance with currently applicable regulations. We do not anticipate that continued compliance will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A. Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a material decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. With minimal notice, either party can generally end these supplier-customer relationships. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. Our largest customer in the medical segment is McKesson Corporation, which represented 22% of our sales in the medical segment during fiscal 2014.

Historically, all of our consumer bedding products have been sold through our exclusive distributor, Hollander, under a marketing and distribution agreement that expires in December 2015. The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Sales to Hollander accounted for approximately 16% of our total net sales during fiscal 2014 and 66% of our sales in the custom products segment. We expect new consumer bedding products to begin shipping to a major consumer retailer through a different distributor in the first quarter of fiscal 2015. Hollander has orally consented to the separate distribution channel for this retailer. Based on preliminary information from this new distributor, we believe the annualized sales volume for this project will be approximately $4.0 million, with opportunities for future growth. There can be no assurance that sales through the new distributor will be as projected, that the Hollander agreement will be renewed, that Hollander’s consent to the alternative distribution channel will not be withdrawn or that Hollander would not otherwise object to our alternative distribution channel. If we were forced to choose between one of these two distributors in the future, lost our relationship with either distributor or were found to be in violation of our obligations under our distributor agreement with Hollander, there could be a material adverse effect on our sales and earnings.

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

Our sales and earnings performance can be volatile when compared from quarter-to-quarter or year-to-year because of the effect of (1) large, infrequently recurring orders of therapeutic support surfaces or medical beds in our medical segment and (2) limited-time or seasonal promotions that occur on an irregular basis in our custom products segment. Within our medical segment, our two largest volume product lines are therapeutic support surfaces and medical beds, which are sold primarily in the long-term care market. Since these products are sometimes purchased as part of capital improvement projects, the purchases can occur in large-volume quantities at irregular intervals. These large orders can cause volatility in our quarter-to-quarter and year-to-year sales and earnings comparisons.

Within our custom products segment, we have from time to time participated in several limited time, seasonal promotions of our consumer products. These promotions had the effect of temporarily increasing our sales and earnings during the periods the promotions took place. The promotions are conducted primarily at the sole discretion of our retail customers and therefore may or may not recur in future periods. While we benefit from these promotions when they take place, if similar promotions do not recur in future comparative periods, it creates an unfavorable sales and earnings comparison, which might obscure or overshadow more gradual favorable changes, or less dramatic unfavorable changes, in our ordinary course of business, which we believe more accurately reflects the long-term financial health of our business.

Possible downturns in the U.S. economy combined with uncertainties about healthcare reform and tax policy could cause our sales to decline, which in turn could have a material negative effect on our earnings. The largest volume product lines within our medical segment are our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces, and our lines of M.C. Healthcare beds for the long-term care market. These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies. We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables. Consequently, sales of our support surfaces and bed frames are likely to be more sensitive to general economic weakness than other medical product lines in our business. Also, uncertainties about tax policy and the full implementation of healthcare reform could cause our customers to delay, reduce or cancel capital expenditure plans, which could slow sales particularly within our support surface and bed frame product lines. Therapeutic support surface sales made up 40% of total Company sales during fiscal 2014 and decreased 12% during the year compared with fiscal 2013. Sales of bed frames, which resulted from the M.C. Healthcare acquisition, made up 15% of total Company sales during fiscal 2014. Sales of therapeutic support surfaces and bed frames could decline if economic conditions worsen or if healthcare reform and changes in tax policy result in reduced demand from our customers.

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

Downturns in the U.S. and global economies could also have a material adverse effect on the business or financial condition of one or more of our key customers or distributors or on several customers and distributors that, in the aggregate, account for a material portion of our sales. Such an adverse effect on our customers or distributors could, in turn, have a material adverse effect on our own business and/or financial condition as a result of a loss or material reduction in our sales to such customers or distributors and also, potentially, our inability to collect a material amount of accounts receivable (which accounts receivable are unsecured) owed to us by such customers or distributors if they become unable to pay their debts.

If some or all of our medical products were determined to be subject to the medical device excise tax imposed by the Affordable Care Act, there could be a material adverse effect on our net income. Beginning January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the U.S. Food & Drug Administration (the “FDA”) unless the products fit within certain exemptions enumerated in the Affordable Care Act. We believe that all of our medical products except for Selan® skin care products are “medical devices” within the meaning of the FDA regulations. We also believe that our medical products are exempt from the excise tax because our interpretation is that they meet the definition that is commonly referred to as the “Retail Exemption.” The Retail Exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. While we believe all of our medical products are exempt, the Retail Exemption is based on a facts-and-circumstances inquiry into numerous factors listed in the Act rather than a “bright line” standard. If some or all of our medical products were found to be medical devices subject to the excise tax, we could incur material tax expenses on our sales of medical devices which could have a material adverse effect on our earnings and financial condition. Our medical sales excluding Selan totaled $41.1 million in fiscal year 2014 and $35.6 million in the nine-month period from January 2013 (when the tax became effective) through our fiscal year ended in September 2013. If the excise tax were found to apply to all of our medical products (other than Selan products), our additional tax expense would be approximately $945,000 for fiscal year 2014 and approximately $819,000 for the nine-month period from January 2013 through September 2013. Of course, actual future sales levels and the amount of any applicable excise tax would vary.

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

Prior to the acquisition, Span-America had no material foreign exchange risk. As a result of the acquisition, we now manufacture and sell products in the U.S. and Canada. Revenues and costs are incurred in both U.S. and Canadian dollars. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. These foreign exchange gains or losses could have a material effect on our results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Exchange and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information on foreign exchange risk.

The M.C. Healthcare acquisition resulted in additional goodwill of approximately $2.5 million. We evaluate this goodwill at least annually for possible impairment. If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impairment of Goodwill and Note 6 – Goodwill in the Notes to Consolidated Financial Statements for more information on goodwill impairment.

Our medical business could lose sales volume or could have a lower sales growth rate as a result of government reimbursement changes in the medical market. A number of our medical products are eligible for reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). We receive no direct reimbursements from CMS, but our customers often submit reimbursement requests to CMS. For example, we sell therapeutic support surfaces to home health care dealers, which in turn rent these products to patients, and CMS reimburses the dealers for some or all of the patients’ rental costs. If the CMS reimbursement rates are reduced, the demand for our medical products that are covered by CMS could decrease, depending on the size of the rate reduction, which could have a material adverse impact on our earnings.

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases. The cost of polyurethane foam represented approximately 32% of our total cost of goods sold in fiscal 2014. An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability. Besides polyurethane foam, our other major raw material categories include therapeutic support surface covers made of various water-proof fabrics, vinyl bags, vinyl air cylinders, electronic components for medical beds and support surfaces, motors, pneumatic pumps, blowers, corrugated boxes, bed actuators, steel and metal stampings. Raw materials are our single largest cost category, representing approximately 72% of our total cost of goods sold in fiscal 2014. Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

Changes in applicable laws or increased government regulations to limit carbon dioxide and other greenhouse gas emissions, as a result of concern over climate change, may result in increased raw material or other costs, which would negatively affect our profitability.

Our sales volume could decline as a result of competition from low-cost foreign imports. During the last several years, we have experienced increased competition in our medical and custom products segments from low-cost foreign imports. In the medical segment, the number of low-cost, imported mattress products has increased, but it has not yet had a significant impact on our medical business. We believe that we have potentially greater exposure to low-cost imports in our consumer bedding product lines because those products have more commodity-like characteristics than our medical products. Also, our customers in the consumer market, which are usually national retailers, are generally more likely to change suppliers to buy lower-cost products than our customers in the medical market. Therefore, we could lose significant sales volume in our consumer bedding business and some portion of our medical sales volume if we are unable to compete effectively with low-cost imports.

Substantially all of our medical products are classified as medical devices and are regulated by the FDA and Health Canada. These regulations require, among other things, that medical device manufacturers register with the FDA and Health Canada, list devices manufactured by them, and file various reports. In addition, our manufacturing facilities are subject to periodic inspections by regulatory authorities and must comply with “good manufacturing practices” as required by the FDA, state and Canadian regulatory authorities. Although we believe that we are in substantial compliance with currently applicable regulations, the existence of the regulations creates the risk of a product recall and related expenses as well as the risk of additional expenses required to meet new regulatory requirements.

Item 1B. Unresolved Staff Comments

None.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN. As of December 18, 2014, there were 2,962,007 common shares outstanding, 135 shareholders of record and approximately 1,820 beneficial shareholders. The closing price of Span-America’s stock on December 18, 2014 was $17.36 per share.

The high and low sales prices for the Company’s common stock in each of the last eight fiscal quarters are shown on the following table.

Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2014
High	$22.97	$22.65	$25.02	$21.75	$25.02
Low	18.12	18.36	20.16	18.09	18.09

For Fiscal 2013
High	$19.93	$20.96	$20.97	$23.73	$23.73
Low	16.40	17.50	17.80	19.50	16.40

On November 12, 2014, the Company’s Board of Directors (the “Board”) declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 15 cents ($0.15) per share. The special dividend is payable on January 7, 2015, to shareholders of record on December 17, 2014. The regular quarterly dividend is payable on December 11, 2014, to shareholders of record on November 25, 2014.

In November 2012, the Company’s Board declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. The special dividend and regular quarterly dividend were paid December 4, 2012, to shareholders of record on November 21, 2012.

The Company has paid a regular quarterly cash dividend since January 1990. In May 2012, the Board increased the quarterly dividend to $0.125 per share. In August 2013, the Board increased the quarterly dividend to $0.14 per share and in July 2014, the Board increased the quarterly dividend to $0.15 per share. We expect the Company to continue to pay quarterly dividends for the foreseeable future, although the Board may discontinue paying dividends at any time. Future dividend payments will depend upon the Company’s earnings and liquidity position. See the discussion of our revolving bank credit facility in Note 11 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for a description of restrictions on our ability to pay dividends and repurchase our stock, which description is incorporated herein by reference.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

The Company announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares as of September 27, 2014, and we may repurchase an additional 70,903 shares in the future. The program may be suspended or discontinued at any time. See Note 11 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for restrictions on purchasing equity shares.

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

The following graph sets forth the performance of the Company’s common stock for the five-year period from October 3, 2009 through September 27, 2014, compared to the Russell MicroCap Index and a peer group index. The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of September 27, 2014. The companies included in the peer group index are shown below. All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

SPAN-AMERICA MEDICAL SYSTEMS, INC.,

THE RUSSELL MICROCAP INDEX

AND A PEER GROUP

Assumes $100 invested on October 3, 2009.

Assumes dividends reinvested. Fiscal year ended September 27, 2014.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842 at September 27, 2014

Airware Labs Corp.	Align Technology, Inc.	Allied Healthcare Products, Inc.
Chad Therapeutics, Inc.	Creative Learning Corp.	Dalton Industries Inc.
Edwards Lifesciences Corp.	Exactech, Inc.	GenMark Diagnostics, Inc.
Golden Century Resources Limited	Hansen Medical, Inc.	Healthnostics, Inc.
Internal Fixation Systems, Inc.	Intuitive Surgical, Inc.	Invacare Corporation
Lakeland Industries, Inc.	Medical Solutions Management, Inc.	Milestone Scientific Inc.
MSA Safety Incorporated	NMI Health, Inc.	Pathfinder Cell Therapy
Paychest Inc.	PC Group Incorporated	Point Blank Solutions, Inc.
PowerMedChairs	Refocus Group, Inc.	ReWalk Robotics, Inc.
RTI Surgical, Inc.	Skyline Medical Inc.	STERIS Corporation
Symmetry Medical, Inc.	United Health Products, Inc.	Unwall International Inc.
West Pharmaceutical Services, Inc.	Wound Management Technologies, Inc.	Wright Medical Group, Inc.
Zimmer Holdings, Inc.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary

(Amounts in thousands, except per share and employee data)

	2014	2013	2012 (1)	2011	2010
For the year:
Net sales	$55,857	$73,834	$76,146	$52,578	$52,356
Gross profit	18,790	23,564	23,522	18,144	19,421
Operating income	3,611	7,294	7,510	5,475	6,734
Net income	2,591	5,067	5,215	3,699	4,506
Cash flow from operations	3,657	8,219	6,865	2,997	3,758
Capital expenditures for continuing operations	671	558	684	191	271

Per share:
Net income:
Basic	$0.88	$1.72	$1.80	$1.33	$1.65
Diluted	0.87	1.69	1.77	1.30	1.59
Cash dividends declared (2)	0.570	1.515	0.470	0.420	1.400

At end of year:
Working capital	$16,618	$15,172	$14,530	$15,312	$11,868
Property and equipment - net	4,888	5,137	5,391	5,156	5,685
Total assets	35,847	36,377	37,648	30,596	27,212
Shareholders' equity	30,700	30,114	30,080	24,221	21,379
Book value per share	10.36	10.29	10.30	8.67	7.75
Number of employees	253	275	344	255	218

Key ratios:
Return on net sales	4.6%	6.9%	6.8%	7.0%	8.6%
Return on average shareholders' equity	8.5%	16.8%	19.2%	16.2%	21.5%
Return on average total assets	7.2%	13.7%	15.3%	12.8%	16.7%
Current ratio	4.7	3.7	3.2	3.7	3.4

(1) See Note 2 in Notes to Consolidated Financial Statements for information regarding the acquisition of M.C. Healthcare Products Inc.

(2) Cash dividends declared include special dividends of $1.00 per share in fiscal years 2013 and 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products. Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments. In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids® and Isch-Dish® products. We manufacture and market medical bed frames including the Maxxum, Rexx, Advantage and Encore series bed frames as well as related bedside furniture, tables and seating products for the long-term care market. We also market the Risk Manager® bedside safety mat, which is manufactured to our specifications by a third-party supplier. We license and market, but do not manufacture, Selan® skin care products. In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market. Our consumer mattress pads and pillows are marketed primarily by our distributor, Hollander. We sell the industrial product line directly to our customers through our own sales force instead of using distributors.

RESULTS OF OPERATIONS FISCAL 2014 VS. 2013

Summary

Net sales for fiscal year 2014 decreased 24% to $55.9 million compared with $73.8 million in fiscal 2013. Net income for fiscal 2014 declined 49% to $2.6 million, or $0.87 per diluted share, from $5.1 million, or $1.69 per diluted share, in fiscal 2013. The decreases in net sales and net income for fiscal 2014 compared with fiscal 2013 were primarily the result of the following two reasons: (1) the previously disclosed loss of a major retail customer for consumer bedding products that reduced sales by approximately $12.2 million during fiscal 2014 and (2) a $5.2 million decline in sales of medical products due primarily to weak demand for our therapeutic support surfaces and beds, particularly during the last half of fiscal 2014. The decrease in total sales volume during fiscal 2014 compared with fiscal 2013 was the main cause of our earnings decline during the year.

Sales

Sales in the medical segment decreased 11%, or $5.2 million, to $42.3 million in fiscal 2014 compared with $47.5 million in fiscal 2013. The majority of the sales decline was the result of two orders that occurred in fiscal 2013 and were not repeated or replaced in fiscal 2014, including one for long-term care beds from a Canadian government customer and another for therapeutic support surfaces from a U.S. long-term care customer. The two orders accounted for approximately 60% of the decline in total medical sales in fiscal 2014. The remaining 40% of the sales decline was due to lower demand for other medical product lines, primarily during the last two quarters of fiscal 2014.

Sales of therapeutic support surfaces, our largest medical product line, decreased by 12% during fiscal 2014 to $22.2 million compared with $25.2 million in fiscal 2013. The majority of the decline was related to the non-recurring order mentioned above. However, overall demand for our therapeutic support surfaces was weak, particularly during the last half of fiscal 2014, as customers were hesitant to make large capital equipment purchase decisions due to several market-related factors, including industry consolidation, uncertainty about the effect of the Affordable Care Act and concern about Medicare reimbursement changes. Therapeutic support surfaces made up 52% of our medical segment sales in fiscal 2014 and 53% in fiscal 2013.

Sales of our M.C. Healthcare beds and accessories also declined during fiscal 2014. M.C. Healthcare sales decreased 11% to $9.3 million in fiscal 2014 compared with $10.5 million in fiscal 2013 mainly because of the non-recurring order mentioned above. Sales of our new Encore bed exceeded our expectations in fiscal 2014 and made a significant contribution to M.C. Healthcare sales during the year. We are encouraged by market acceptance of Encore, and we expect further growth from this product during fiscal 2015.

Volumes in our other medical product lines were down during fiscal 2014 compared with fiscal 2013 due to sluggish demand from many of our customers in the medical market. Sales of the Risk Manager bedside safety mat decreased by 16% during fiscal 2014. Selan skin care sales were down by 6%, and sales of seating products fell by 4%. Span-Aids patient positioner sales declined by 9% during the year, and finally, sales of mattress overlays were down by 11% during fiscal 2014 compared with fiscal 2013. Medical sales accounted for 76% of total net sales in fiscal year 2014 and 64% in fiscal year 2013.

Our custom products segment consists of mattress pads and pillows for the consumer bedding market and specialty foam products for the industrial market. Sales in the custom products segment decreased 49% in fiscal 2014 to $13.5 million compared with $26.3 million in fiscal 2013.

Within the custom products segment, consumer bedding sales decreased 57% to $10.0 million compared with $23.3 million in fiscal 2013 primarily because of the loss of a major retail customer for consumer bedding products that reduced sales by approximately $12.2 million in fiscal 2014 as previously disclosed during the first and second quarters of fiscal 2014. Excluding sales related to the lost account, consumer bedding sales in fiscal year 2014 were down by 14% compared with fiscal 2013 due to programs with certain retailers in fiscal 2013 that were not repeated in fiscal 2014.

Industrial sales, which make up the other part of the custom products segment, increased 18% to $3.5 million in fiscal 2014 compared with $3.0 million in fiscal 2013. The industrial sales growth during fiscal 2014 was broad-based, coming from new and existing customers in all major parts of our industrial market, including the automotive, packaging and water sports sectors.

Gross Profit

Our gross profit decreased 20% during fiscal 2014 to $18.8 million compared with $23.6 million in fiscal 2013. The decline in gross profit was caused by lower sales volumes in the medical and custom products segments. However, our gross margin increased to 33.6% for fiscal 2014 from 31.9% in fiscal 2013. The increase in gross margin was the result of a shift in sales mix toward the medical segment as higher-margin medical sales made up a larger percentage of total sales because of the loss of the large customer in the lower-margin custom products segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased 6% to $10.1 million (18.1% of net sales) in fiscal 2014 compared with $10.7 million (14.5% of net sales) in fiscal 2013. The decrease occurred primarily in the medical segment and was the result of reductions in selling expenses that tend to be directly related to sales volume such as commissions and shipping costs.

Total research and development expenses decreased 12% to $1.1 million in fiscal 2014 compared with $1.2 million in fiscal 2013. The decrease was the result of lower project costs for new product development efforts in fiscal 2014 compared with fiscal 2013. We incur almost all of our research and development expenses in the medical segment for the development of new products, new features of existing products and design improvements. Our research and development expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.

General and administrative expenses decreased 7% to $4.0 million in fiscal 2014 from $4.3 million in fiscal 2013. The decline occurred mainly in the categories of amortization, incentive compensation and deferred compensation expenses.

Operating Income

Total operating income decreased 51% in fiscal 2014 to $3.6 million compared with $7.3 million in fiscal 2013 mostly as a result of lower sales volumes in the medical and custom products segments. In the medical segment, operating income for fiscal 2014 decreased by 27% to $4.0 million compared with $5.4 million in fiscal 2013 due to the decrease in medical sales volume and a slight shift in sales mix toward lower-margin medical products. In the custom products segment, operating income decreased 90% to $258,000 in fiscal 2014 compared with $2.5 million in fiscal 2013 because of lower custom products sales volume during the year due to the loss of the consumer customer discussed above.

Non-Operating Income and Expenses

We generated net non-operating income of $18,000 in fiscal 2014 compared with net non-operating expense of $9,000 in fiscal 2013. This included a net $30,000 foreign currency exchange gain in fiscal 2014 compared with a net $5,000 foreign currency exchange gain in fiscal 2013. See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility and “Foreign Currency Exchange” below for more information about foreign exchange risks.

Net Income and Dividends

Net income for fiscal 2014 decreased 49% to $2.6 million, or $0.87 per diluted share, from $5.1 million, or $1.69 per diluted share, in fiscal 2013. The earnings decrease for fiscal 2014 was the result of lower sales volumes in both business segments as previously mentioned.

During fiscal 2014, we paid dividends of $1.7 million, or 65% of net income for the year. This amount consisted of one quarterly dividend of $0.15 per share and three quarterly dividends of $0.14 per share.

Outlook

We believe sales and earnings for the first quarter of fiscal 2015 will be higher than they were in the first quarter of fiscal 2014. Our pipeline of orders for M.C. Healthcare products remains strong, and we expect modest growth in sales of our pressure management products during the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. Our outlook for higher sales of industrial products in the first quarter of fiscal 2015 is also positive based on continued strong demand from the industrial market. However, we expect sales of our consumer products in the first quarter of fiscal 2015 to be lower than they were in the first quarter of fiscal 2014 because of the loss in February 2014 of the large retail customer as previously discussed. We resumed shipments of consumer bedding products to this customer in November 2014, but sales of these products for the first quarter of fiscal 2015 will be lower than they were in the first quarter of fiscal 2014.

For fiscal year 2015, we expect to report higher sales and earnings than in fiscal 2014 due to expected sales growth in both our medical and custom products segments. Based on current activity in our medical markets, we expect increased demand for our M.C. Healthcare products during fiscal 2015. In addition, we expect demand for our therapeutic support surfaces to improve compared with the demand we experienced in the last half of fiscal 2014, based on recent customer feedback and quoting activity. If these trends continue, we expect to report higher sales during fiscal 2015 for therapeutic support surfaces, our largest medical product line.

As discussed above, we began shipping the new consumer bedding products to the previously lost account in our first quarter of fiscal 2015. Based on preliminary information from our customer, we believe the annualized sales volume for this project will be approximately $4.0 million, with opportunities for future growth.

RESULTS OF OPERATIONS FISCAL 2013 VS. 2012

Summary

Notwithstanding sales growth of 2% in the medical segment, net sales for fiscal year 2013 decreased 3% to $73.8 million compared with $76.1 million in fiscal 2012. Net income for fiscal 2013 declined 3% to $5.1 million, or $1.69 per diluted share, from $5.2 million, or $1.77 per diluted share, in fiscal 2012. The decrease in earnings for fiscal 2013 compared with fiscal 2012 was mainly the result of a less profitable sales mix and higher selling and research and development costs for our M.C. Healthcare product lines in addition to lower sales volume in our custom products segment.

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

Performance in our other medical product lines during fiscal 2013 included a 13% increase in sales of Selan skin care. Sales of our Risk Manager bedside safety mat decreased 21% in fiscal 2013 primarily because a large order received in fiscal 2012 was not repeated during fiscal 2013. Sales of seating products decreased 10% in fiscal 2013 compared with fiscal 2012. Span-Aids patient positioner sales decreased by 21% during fiscal 2013 compared with fiscal 2012 because of the loss of a customer in January 2013 as a result of price competition. Sales of mattress overlays declined 6% during fiscal 2013 compared with fiscal 2012. Medical sales accounted for 64% of total net sales in fiscal year 2013 and 61% in fiscal year 2012.

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

As previously announced, our consumer products distribution agreement was assigned to Hollander on May 24, 2013, pursuant to the sale of Louisville Bedding’s utility bedding retail business to Hollander. Under the agreement, Hollander replaced Louisville Bedding as our exclusive distributor for consumer bedding products. The agreement expires in December 2015, but it automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. We experienced a smooth transition to Hollander, and we are currently working with them in an effort to expand sales of consumer foam bedding products.

Industrial sales, which make up the other part of the custom products segment, decreased 12% to $3.0 million in fiscal 2013 compared with $3.4 million in fiscal 2012. Most of this decrease was due to the loss of a customer who moved its manufacturing outside the U.S. in the third quarter of fiscal 2012 as previously reported.

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

During fiscal 2013, we paid dividends of $4.4 million, or 88% of net income for the year. This amount consisted of three quarterly dividends of $0.125 per share, one quarterly dividend of $0.14 per share and a special cash dividend of $1.00 per share paid on December 4, 2012. This was our fourth special cash dividend payment.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash flow from operations of $3.7 million during fiscal 2014, which represented a decrease of 56% compared with cash flow of $8.2 million during fiscal 2013. There are two primary reasons for the significant decline in cash flow during our 2014 fiscal year. The first and most significant is related to the seasonal promotion of consumer bedding products that took place in November of 2012 (in fiscal year 2013). As a result of that promotion, inventory decreased by $2.6 million from fiscal year-end 2012 to fiscal year-end 2013, which contributed significantly to the unusually high cash flow during fiscal 2013. Since we did not have a similar seasonal promotion during fiscal 2014, we did not have the large reduction in inventory from fiscal year-end 2013 to fiscal year-end 2014 that we had in the previous year. Second, the decrease in cash flow in fiscal 2014 was also the result of the earnings decline during fiscal 2014 compared with fiscal 2013, which resulted from the lower sales of medical and consumer bedding products as described above.

Our primary uses of cash provided by operations during fiscal 2014 were dividend payments of $1.7 million and equipment purchases of $671,000.

Working capital increased by $1.4 million, or 10%, to $16.6 million at fiscal year-end 2014 compared with fiscal year-end 2013. The rise in working capital during fiscal 2014 was the result of increases in cash and inventories and decreases in accounts payable and accrued liabilities. In addition, our current ratio increased to 4.7 at fiscal year-end 2014 from 3.7 at fiscal year-end 2013.

Accounts receivable, net of allowances, decreased 25%, or $1.9 million, to $5.9 million at the end of fiscal 2014 compared with $7.8 million at the end of fiscal 2013. The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, decreased to 43.0 days in 2014 compared with 44.6 days in 2013 mainly due to the decrease in custom products sales during fiscal 2014. Approximately $1.5 million included in accounts receivable at September 27, 2014 were for sales made by Span-Canada. All of Span-America’s accounts receivable are unsecured. Certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory, net of reserves, increased by $950,000, or 15%, to $7.4 million at fiscal year-end 2014 compared with $6.4 million at fiscal year-end 2013. The increase occurred primarily in the categories of raw materials and finished goods for medical and consumer products and was related to orders expected to be shipped during the first quarter of fiscal 2015. At September 27, 2014 our inventory included approximately $2.5 million of inventory related to M.C Healthcare. The work-in-process inventory shown in Note 4 in the Notes to Consolidated Financial Statements is entirely associated with M.C. Healthcare. Inventory turns decreased to 5.4 times in fiscal 2014 compared with 6.3 times in fiscal 2013.

From the end of fiscal year 2013 to the end of fiscal 2014:

●	Prepaid expenses increased by $63,000, or 9%, to $761,000 primarily as a result of refundable taxes.

●

Our deferred income tax asset decreased by 22%, or $77,000, during fiscal 2014 to $272,000 from $349,000 primarily due to incentive compensation expense accrued during fiscal 2013 that was not deductible for tax purposes until fiscal year 2014.

●	Net property and equipment decreased by $248,000, or 5%, during fiscal 2014. The decrease was made up of $864,000 in depreciation expense and approximately $671,000 in equipment purchases.

●

Other assets increased 2% to $2.7 million at fiscal year-end 2014 compared with $2.6 million at fiscal year-end 2013 mainly as a result of an increase in the cash value of corporate-owned life insurance policies.

●

Our accounts payable decreased by 7% to $2.5 million at fiscal year-end 2014 compared with $2.7 million at fiscal year-end 2013 due to a decline in raw material purchases in September 2014 compared with September 2013.

●

Accrued and sundry liabilities decreased by 29% during the year to $2.1 million compared with $2.9 million last year due mainly to decreases in accruals for income tax and incentive compensation expense.

●

Accumulated other comprehensive loss increased by 372% to $1.0 million from $213,000. This unrealized, non-cash loss was the result of the strengthening of the U.S. dollar relative to the Canadian dollar during fiscal 2014 and the resulting foreign currency translation adjustments.

On December 9, 2011 we amended and restated our revolving credit agreement in connection with the acquisition of the assets of M.C. Healthcare. The maximum principal amount we can borrow at any one time under the loan agreement is $10.0 million. The maturity date was extended to April 30, 2015. The agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the agreement). The interest rate, including the margin of 85 basis points, was 1.0635% in December 2012, the last time we borrowed under the credit agreement. Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million payable quarterly. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span Medical Products Canada Inc. We anticipate that we will renew this credit agreement during the second quarter of fiscal 2015 under substantially the same terms as the current agreement.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures. The credit facility also restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our wholly-owned subsidiary, Span-Canada, is not restricted in its ability to pay dividends or make distributions to the parent company. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with (1) our regular quarterly dividend payments of $1.7 million during fiscal year 2014, which represented 65% of our net income for the fiscal year and (2) the special dividend of $1.00 per share declared in November 2014 and payable on January 7, 2015. We believe that we were in compliance with all other loan covenants in the credit facility as of September 27, 2014. There were no borrowings under this credit facility as of September 27, 2014.

On November 12, 2014, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of 15 cents ($0.15) per share and a special cash dividend of $1.00 per share. The regular quarterly dividend was paid on December 11, 2014, to shareholders of record on November 25, 2014. The special dividend is payable on January 7, 2015, to shareholders of record on December 17, 2014.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. As of September 27, 2014, we had repurchased a total of 167,869 shares under the expanded program at an average price of $12.84 per share, representing a total investment of $2.2 million. Considering these prior purchases, we are authorized to repurchase an additional 70,903 shares under the current program. We may continue to repurchase our stock from time to time in the open market or in private transactions, depending on market and company conditions. The stock repurchase program, however, may be suspended or discontinued at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements, including the special dividend discussed above, during fiscal year 2015 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at September 27, 2014 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes in the Notes to Consolidated Financial Statements under Item 8 below.

	Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations - Note 20	$515	$238	$277	$-	$-
Purchase obligations - Note 21	730	730	-	-	-
Deferred compensation - Note 12	710	114	227	227	142
Total contractual obligations	$1,955	$1,082	$504	$227	$142

IMPACT OF INFLATION AND COST OF RAW MATERIALS

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

Fiscal 2013: We received price increases on certain of our foam raw materials effective April 1, 2013. The increase was due to a temporary reduction in the supply of a key chemical component used in the foam manufacturing process. These increases were partially rolled back in the third quarter of fiscal 2013 as the component chemical supplies returned to normal levels. For the full year of fiscal 2013, inflation had minimal impact on our sales and a moderately negative impact on our earnings.

Fiscal 2014: General market inflation was low in the United States and Canada during fiscal year 2014 and consequently had minimal impact on our sales and earnings. Prices for polyurethane foam, our primary raw material in the U.S., were relatively stable during fiscal year 2014. We incurred small foam price increases during the first half of the fiscal year that were rolled back later in the fiscal year. The price of polyurethane foam, our primary raw material, can sometimes be affected by the price of crude oil. While oil prices have decreased in the recent past, we do not have any indication yet as to whether or how this decrease will impact the price of polyurethane foam. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam. Prices for our primary raw materials in Canada were also relatively stable during fiscal year 2014. For the full year of fiscal 2014, inflation had a minimal impact on our sales prices and a small negative impact on our earnings.

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a minimal factor for our operations during fiscal 2015. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S. and Canada. For fiscal year 2014, our net realized foreign currency exchange gain was $30,000 compared with a net realized foreign currency exchange gain of $5,000 in fiscal 2013.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken to set credit limits for most of our customers. We regularly evaluate past-due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts. Customer financial conditions may change and increase the risk of non-collectability and may require additional provisions, which could negatively impact our operating results. As of September 27, 2014 and September 28, 2013, our provision for doubtful accounts was approximately $302,000 and $263,000, respectively. This represented approximately 5.2% of total accounts receivable at fiscal year-end 2014 compared with 3.4% of total accounts receivable at fiscal year-end 2013. The increase in the allowance for doubtful accounts as a percentage of total accounts receivable as of fiscal year-end 2014 compared with fiscal year-end 2013 was primarily due to the 25% decrease in the level of total net accounts receivable during the period.

Reserve for Obsolete and Excess Inventories

We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of September 27, 2014, our provision for excess and obsolete inventory represented approximately 6.7% of total inventories, or approximately $497,000. This compares with $720,000, or 11.2%, of total inventories at fiscal year-end 2013. The decrease in our inventory reserve in dollars and in the reserve as a percentage of total inventories during fiscal 2014 compared with fiscal 2013 was attributable to M.C. Healthcare’s write-off of certain customer samples.

Warranty Obligations

We warrant certain of our products for specific periods of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from these estimated amounts. In addition, we receive warranties from certain suppliers of key components of our products, and we rely on these suppliers to replace or provide credit for their defective goods that might be used in our products. Such replacements or credits reduce our direct warranty costs. If our suppliers failed to honor their warranties, our warranty cost could increase. We review the accrued balances on a quarterly basis and update the historical warranty cost trends. If our estimated warranty costs were too low, we would be required to accrue additional warranty cost in the future, which would negatively affect our operating results. Our actual warranty expense was approximately $215,000 in fiscal 2014, $172,000 in fiscal 2013, and $89,000 in fiscal 2012. Our warranty expenses were unusually low during fiscal 2012. Warranty expense levels in fiscal years 2013 and 2014 were more representative of average warranty expense levels that we expect to experience in the foreseeable future. Our accrued warranty costs at September 27, 2014 were $258,000. See Note 10 in the Notes to Consolidated Financial Statements for more information on product warranties.

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

Impairment of Goodwill

The assets of our medical segment as of fiscal year-end 2014 included goodwill of $4.3 million. We evaluate this goodwill for impairment at least annually in September, or more frequently if events occur or circumstances change that could reduce the fair value of our medical segment. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical segment. If our estimates or our related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results. As of September 27, 2014, our test date, we determined that the fair value of the medical segment exceeded its carrying value and thus no impairment charge was required.

We also identify reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles – Goodwill and Other (ASC 350). We combine reporting units, which are a component of an operating segment, when they have similar economic characteristics, products, types of customers, distribution methods and regulatory environments. For the year ended September 27, 2014, we had three reporting units that we tested for goodwill impairment. We determined that one reporting unit, M.C. Healthcare, was at risk of failing step one in the goodwill impairment test required under ASC 350. As of the test date, the fair value of the M.C. Healthcare reporting unit exceeded its carrying value by 5% and was therefore not impaired. See Note 6 – Goodwill, in the Notes to Consolidated Financial Statements later in this report for more information on goodwill impairment testing.

Present Value of Deferred Compensation

We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 12 “Deferred Compensation” in the Notes to Consolidated Financial Statements. This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $2.5 million at September 27, 2014. See Item 7A below and Notes 8 and 12 in the Notes to Consolidated Financial Statements for more information on deferred compensation and the cash value of life insurance. We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife. In calculating this present value, we used a discount rate of 6%, which was an estimate of the effective long-term rate of return on the portfolio. During fiscal 2013, we reduced the discount rate by 2% from 8% to 6% and recorded additional expense of $40,000, which brought our total fiscal 2013 expense to $94,000. If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect our operating results. As of September 27, 2014, we had recorded a deferred compensation liability of approximately $571,000, including current and long-term portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $17,000, and pre-tax income would be reduced by the same amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk in four areas: commodity price risk, cash value of life insurance, our credit facility and foreign currency exchange. Commodity price risk could affect our operations primarily through our purchase of raw materials used in our manufacturing processes. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material. If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases or other expense reductions, our earnings could be materially negatively affected. See the discussion above under “Impact of Inflation and Cost of Raw Materials” for more information.

Other assets at September 27, 2014 included $2.5 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. See “Present Value of Deferred Compensation” above. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended September 27, 2014, cash value of life insurance increased by 8%, creating after-tax income of approximately $168,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. During December 2012, the last time we borrowed under the credit agreement, the interest rate was 1.0635%, including the margin of 85 basis points. The credit facility also includes an annual unused commitment fee of 25 basis points, payable quarterly, on any unused line of credit availability over $5,000,000. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we had outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had no outstanding balance under our credit facility as of September 27, 2014. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

As a result of the M.C. Healthcare asset acquisition, we own assets in Canada and manufacture and sell products in Canada in addition to the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because the exchange rates between the U.S. and Canadian dollars have been relatively stable since the acquisition and because our foreign exchange transactions occur infrequently since our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during fiscal year 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our operating income for the fiscal year would have been reduced by approximately $35,000. Based on our levels of assets and liabilities in Canada as of September 27, 2014, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $104,000, and our total liabilities would have increased by approximately $9,000 for a net change of approximately $95,000. For fiscal year 2014, our net realized foreign currency exchange gain was $30,000 compared with a net realized foreign currency exchange gain of $5,000 in fiscal 2013.

Item 8. Consolidated Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.

Consolidated Financial Statements

September 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Span-America Medical Systems, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Span-America Medical Systems, Inc. as of September 27, 2014 and September 28, 2013, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for the years in the three year period then ended September 27, 2014. Our audits also include the financial statement schedule of Span-America Medical Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of September 27, 2014 and September 28, 2013, and the results of its operations and its cash flows for each of the years in the three year period then ended September 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

 /s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina

December 23, 2014

Consolidated Statements of Comprehensive Income

	Years Ended
	September 27,	September 28,	September 29,
	2014	2013	2012

Net sales	$55,857,375	$73,833,549	$76,146,423
Cost of goods sold	37,067,737	50,269,657	52,624,293
Gross profit	18,789,638	23,563,892	23,522,130

Selling and marketing expenses	10,088,400	10,722,770	10,446,961
Research and development expenses	1,071,583	1,224,174	1,100,420
General and administrative expenses	4,019,075	4,322,509	4,464,684
	15,179,058	16,269,453	16,012,065

Operating income	3,610,580	7,294,439	7,510,065

Non-operating income (expense):
Other	30,826	6,174	(23,231)
Interest expense	(12,639)	(15,196)	(20,861)
Net non-operating income (expense)	18,187	(9,022)	(44,092)

Income before income taxes	3,628,767	7,285,417	7,465,973
Provision for income taxes - Note 14	1,038,000	2,218,000	2,251,000

Net income	2,590,767	5,067,417	5,214,973

Other comprehensive (loss) income, after tax:
Foreign currency translation (loss) gain	(794,177)	(497,647)	284,396

Comprehensive income	$1,796,590	$4,569,770	$5,499,369

Net income per share of common stock - Note 15:
Basic	$0.88	$1.72	$1.80
Diluted	$0.87	$1.69	$1.77

Dividends per common share (1)	$0.570	$1.515	$0.470

Weighted average shares outstanding:
Basic	2,948,992	2,939,684	2,892,956
Diluted	2,993,333	2,994,239	2,946,603

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Consolidated Balance Sheets

	September 27,	September 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,865,931	$5,424,521
Accounts receivable, net of allowances of $302,000 (2014) and $263,000 (2013)	5,851,822	7,787,837
Inventories - Note 4	7,395,955	6,445,950
Deferred income taxes - Note 14	271,828	348,950
Prepaid expenses	760,967	698,003
Total current assets	21,146,503	20,705,261

Property and equipment, net - Note 5	4,888,096	5,136,535
Goodwill - Note 6	4,291,843	4,487,546
Intangibles, net - Note 7	2,860,260	3,430,349
Other assets - Note 8	2,660,132	2,616,937
	$35,846,834	$36,376,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,477,198	$2,658,125
Accrued and sundry liabilities - Note 9	2,051,662	2,875,600
Total current liabilities	4,528,860	5,533,725

Deferred income taxes - Note 14	160,685	194,883
Deferred compensation - Note 12	457,457	534,239
Total long-term liabilities	618,142	729,122

Total liabilities	5,147,002	6,262,847

Commitments and contingencies - Notes 20 and 21

Shareholders' equity - Note 13
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,962,007 (2014) and 2,927,416 (2013)	3,064,658	2,626,526
Additional paid-in capital	906,834	872,494
Retained earnings	27,735,768	26,828,012
Accumulated other comprehensive loss	(1,007,428)	(213,251)
Total shareholders' equity	30,699,832	30,113,781

	$35,846,834	$36,376,628

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$2,590,767	$5,067,417	$5,214,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	864,356	775,767	756,656
Amortization	424,169	509,247	452,670
Provision for losses on accounts receivable	128,925	91,623	32,008
Provision (Benefit) for deferred income taxes	50,703	166,000	(66,000)
Gain on sale and disposal of property and equipment	(73)	(916)	-
Increase in cash value of life insurance	(174,943)	(184,786)	(194,806)
Deferred compensation	(76,783)	(20,048)	(54,705)
Stock compensation expense	26,637	34,242	72,264
Changes in operating assets and liabilities:
Accounts receivable	1,692,566	295,550	(69,307)
Inventories	(1,106,616)	2,898,492	520,981
Prepaid expenses and other assets	164,708	(296,204)	256,544
Accounts payable and accrued and sundry liabilities	(927,407)	(1,117,533)	(55,964)
Net cash provided by operating activities	3,657,009	8,218,851	6,865,314

INVESTING ACTIVITIES:
Acquisition of M.C. Healthcare	-	-	(8,251,831)
Proceeds from sale of securities available for sale	-	-	4,000,000
Purchases of property and equipment	(670,845)	(557,863)	(684,327)
Proceeds from sale of property and equipment	914	7,850	-
Payments for other assets	(80,593)	(110,586)	(107,528)
Net cash used for investing activities	(750,524)	(660,599)	(5,043,686)

FINANCING ACTIVITIES:
Dividends paid	(1,683,011)	(4,439,382)	(1,358,425)
Proceeds from long-term debt	-	-	9,300,000
Repayment of long-term debt	-	-	(9,300,000)
Purchase and retirement of common stock	-	(450,000)	-
Proceeds from exercise of options for common stock	273,397	152,647	68,946
Net cash used for financing activities	(1,409,614)	(4,736,735)	(1,289,479)

Effect of exchange rates on cash	(55,461)	(62,298)	8,747
Increase in cash and cash equivalents	1,441,410	2,759,219	540,896
Cash and cash equivalents at beginning of year	5,424,521	2,665,302	2,124,406
Cash and cash equivalents at end of year	$6,865,931	$5,424,521	$2,665,302

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance at October 1, 2011	2,794,509	$1,111,706	$765,988	$22,343,429	$-	$24,221,123

Net income for the 2012 fiscal year				5,214,973		5,214,973
Foreign currency translation gain					284,396	284,396
Common stock issued for acquisition of M.C. Healthcare Products Inc.	100,000	1,441,000				1,441,000
Common stock issued to Directors	8,500	130,390				130,390
Common stock issued on exercise of stock options	16,241	74,263				74,263
Stock option compensation expense			72,264			72,264
Cash dividends paid or declared ($.47 per share)				(1,358,425)		(1,358,425)
Balance at September 29, 2012	2,919,250	2,757,359	838,252	26,199,977	284,396	30,079,984

Net income for the 2013 fiscal year				5,067,417		5,067,417
Foreign currency translation loss					(497,647)	(497,647)
Common stock issued to Directors	8,500	164,050				164,050
Common stock issued on exercise of stock options	24,666	155,117				155,117
Stock repurchase	(25,000)	(450,000)				(450,000)
Stock option compensation expense			34,242			34,242
Cash dividends paid or declared ($1.515 per share) (1)				(4,439,382)		(4,439,382)
Balance at September 28, 2013	2,927,416	2,626,526	872,494	26,828,012	(213,251)	30,113,781

Net income for the 2014 fiscal year				2,590,767		2,590,767
Foreign currency translation loss					(794,177)	(794,177)
Common stock issued to Directors	8,500	164,735				164,735
Common stock issued on exercise of stock options	26,091	273,397				273,397
Stock option compensation expense			26,637			26,637
Tax benefits for stock options exercised			7,703			7,703
Cash dividends paid or declared ($.57 per share)				(1,683,011)		(1,683,011)
Balance at September 27, 2014	2,962,007	$3,064,658	$906,834	$27,735,768	$(1,007,428)	$30,699,832

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for fiscal year 2013 include a special dividend paid on December 4, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2014

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

Goodwill and Intangibles

Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Trade names, non-competition agreements and customer relationships associated with the asset acquisition of M.C. Healthcare are being amortized over periods of 2.0 to 11.8 years, which represent the estimated remaining useful lives of the identifiable intangible assets. Goodwill, or costs in excess of the fair value of net assets, was acquired from three separate acquisitions. See Note 2 – Acquisition of M.C. Healthcare Products Inc. Annually as of the end of our fiscal year, we review these assets for impairment. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. See Note 6 - Goodwill and Note 7 -Intangibles.

Foreign Currency Translation

Span-Canada, which operates under the registered business name, “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. The assets and liabilities of Span-Canada are translated into U.S. dollars at the year-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity in “Accumulated Other Comprehensive Loss.”

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

Shipping and Handling Costs

Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $2,123,000 in fiscal 2014, $2,233,000 in fiscal 2013, and $2,238,000 in fiscal 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years. No options were granted during fiscal years 2014, 2013 or 2012.

Fiscal Year

Our fiscal year ends on the Saturday nearest to September 30. Fiscal years 2014, 2013 and 2012 were 52-week years. Fiscal year 2015 will be a 53-week year.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  We are currently assessing the impact of the new standard on the consolidated financial statements. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Subsequent Events

On November 12, 2014, the Company’s Board of Directors (the “Board”) declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 15 cents ($0.15) per share. The special dividend is payable on January 7, 2015, to shareholders of record on December 17, 2014. The regular quarterly dividend is payable on December 11, 2014, to shareholders of record on November 25, 2014.

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
$9,690,000

The following table shows the net revenues and operating income that M.C. Healthcare contributed for the fiscal years ended 2014, 2013 and 2012. The information for fiscal 2012 includes the period from December 9, 2011, the date of the acquisition, through the fiscal year-end on September 29, 2012. These results are included in the Consolidated Financial Statements.

	2014	2013	2012
Net revenues	$9,721,000	$11,305,000	$10,284,000
Operating income (loss)	$(237,000)	$245,000	$964,000

Pro-forma information is shown below for fiscal year 2012 as if the purchase had occurred at the beginning of the fiscal year on October 2, 2011. See the Form 8-K/A filed on February 24, 2012 for additional information.

2012
Pro-forma net revenues	$78,540,000
Pro-forma net income	5,350,000
Pro-forma net income per diluted share	$1.81

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for the fair value measurements for financial assets and liabilities measured on a recurring basis as required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). This guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The following table summarizes information on the fair value measurement of the Company’s assets as of September 27, 2014 and September 28, 2013, grouped by the categories described above:

		Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies	2014	$2,493,664	-	$2,493,664	-
	2013	$2,318,721	-	$2,318,721	-

4.	INVENTORIES

	2014	2013
Raw materials	$5,476,050	$5,054,462
Work in process	517,652	698,786
Finished goods	1,899,253	1,412,702
Reserve for obsolescence	(497,000)	(720,000)
	$7,395,955	$6,445,950

5.	PROPERTY AND EQUIPMENT

	2014	2013
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,920,512	6,910,251
Machinery and equipment	8,975,185	8,233,213
Furniture and fixtures	490,479	488,346
Construction in process	17,985	201,873
Automobiles	11,313	11,461
	17,371,890	16,801,560
Less accumulated depreciation	12,483,794	11,665,025
	$4,888,096	$5,136,535

6.	GOODWILL

As of September 27, 2014 and September 28, 2013, we had goodwill of $4,291,843 and $4,487,546, respectively. These amounts include goodwill from three reporting units, all of which are part of our medical segment.

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of Old M.C. Healthcare. The following table is a reconciliation of the carrying amount of goodwill from the acquisition date of December 9, 2011 to September 27, 2014. Under Canadian tax law, a portion of goodwill acquired in connection with an asset acquisition may be amortized for tax purposes. We expect 75%, or approximately $2,000,000, of the goodwill associated with the M.C. Healthcare acquisition to be amortizable and deductible for tax purposes. See Note 2.

Beginning balance at October 1, 2011	$1,924,131
Asset acquisition on December 9, 2011	6,529,885
Adjustment for deferred taxes	53,149
Adjustment to increase inventories to fair market value	(160,281)
Adjustment to allocate total consideration to other intangibles based on valuation	(3,971,748)
Adjustment to record contingent consideration	68,166
Adjusted Goodwill at December 9, 2011	4,443,302
Increase in foreign currency exchange rate	167,313
Goodwill at September 29, 2012	4,610,615
Decrease in foreign currency exchange rate	(123,069)
Goodwill at September 28, 2013	4,487,546
Decrease in foreign currency exchange rate	(195,703)
Goodwill at September 27, 2014	$4,291,843

For the fiscal year ended September 27, 2014, we tested each of our three reporting units for goodwill impairment in accordance with ASC 350-20-35 Intangibles – Goodwill and Other. We determined that one reporting unit, M.C. Healthcare, was at risk of failing step one in the goodwill impairment test required under ASC 350. As of the test date, the fair value of the net assets of the M.C. Healthcare reporting unit exceeded its carrying value by 5%. Consequently, we did not recognize an impairment of the goodwill associated with this reporting unit in fiscal 2014. The amount of goodwill associated with the M.C. Healthcare reporting unit was $2,367,712 as of September 27, 2014.

We calculate the estimated fair value of our reporting units by using an income approach, which includes internally developed discounted cash flow models. To determine fair value, we make assumptions about a number of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of sales, expenses, profit margins, working capital requirements, capital expenditures, tax rates and discount rates. These assumptions are based on our historical operating results for the M.C. Healthcare business, our detailed operating plan for fiscal year 2015 and our forecast of future business conditions. There is significant uncertainty about the various assumptions made in the analysis. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in our estimated sales and expense growth rates, other changes in our financial forecasting models, economic conditions in the U.S. and Canadian medical markets, Medicare reimbursement changes, government budget changes in the Canadian healthcare market and other risks referenced from time to time in our Securities and Exchange Commission filings. See Part 1, Item 1A – Risk Factors earlier in this report for more information on factors that could affect our assumptions used in the impairment analysis. These factors increase the risk of differences between projected and actual performance that could impact future estimates of the fair values of all reporting units. Significant differences between these estimates and actual cash flows could result in impairment charges in future periods.

7.	INTANGIBLES

	2014	2013
Patents and trademarks	$2,153,717	$2,103,647
Trade names	404,129	437,532
Non-competition agreements	177,090	191,727
Customer relationships	2,970,574	3,216,105
	5,705,510	5,949,011
Less accumulated amortization	(2,845,250)	(2,518,662)
Net intangibles	$2,860,260	$3,430,349

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of Old M.C. Healthcare and acquired intangibles of approximately $3,980,000. At September 27, 2014 and September 28, 2013 we had intangibles associated with the asset acquisition of M.C. Healthcare of trade names, non-competition agreements and customer relationships (net of accumulated amortization of $1,005,865 and $741,480, respectively) of $2,545,928 and $3,103,884, respectively. Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

In addition, we had patents and trademarks (net of accumulated amortization) of $314,332 as of September 27, 2014 and $326,465 as of September 28, 2013. We reviewed the useful lives of individual patents and trademarks and determined that the useful lives did not require any material changes. The intangibles and the patents and trademarks are primarily associated with the medical segment.

Amortization expense for intangibles, patents and trademarks during fiscal years 2014, 2013, and 2012 was $394,169, $479,247, and $422,670, respectively. Estimated amortization expense for the next five fiscal years based on existing intangibles is as follows:

Estimated
Amortization
Fiscal years	Expense
2015	350,525
2016	326,193
2017	315,359
2018	311,502
2019	309,595

8.	OTHER ASSETS

	2014	2013
Cash value of life insurance policies - Note 3	$2,493,664	$2,318,721
Other	166,468	298,216
	$2,660,132	$2,616,937

9.	ACCRUED AND SUNDRY LIABILITIES

	2014	2013
Salaries and other compensation	$987,713	$1,258,897
Federal and state income taxes and sales taxes	29,472	444,473
Payroll taxes accrued and withheld	76,356	130,238
Property taxes	165,482	186,796
Medical insurance	321,635	210,551
Warranty reserve - Note 10	257,860	318,824
Customer rebates	199,600	236,000
Other	13,544	89,821
	$2,051,662	$2,875,600

10.	PRODUCT WARRANTIES

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

Changes in our product warranty liability for the years ended September 27, 2014 and September 28, 2013 are as follows:

	2014	2013
Accrued liability at beginning of year	$318,824	$378,643
Increase in reserve	154,479	111,872
Expenses	(215,443)	(171,691)
Accrued liability at end of year	$257,860	$318,824

11.	REVOLVING CREDIT FACILITY

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

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of our aggregate after-tax, non-cash and extraordinary losses for that fiscal year, if any. As an exception to the restriction noted above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, there is no restriction on Span-Canada’s ability to pay dividends or make distributions to the parent company. Violation of loan covenants could result in the acceleration of the term of the credit agreement. The lending bank waived any event of default in connection with (1) our regular quarterly dividend payments of $1.7 million during fiscal year 2014, which represented 65% of our net income for the fiscal year and (2) the special dividend of $1.00 per share declared in November 2014 and payable on January 7, 2015.

We incurred approximately $13,000, $15,000 and $21,000 of interest expense in 2014, 2013 and 2012, respectively. No amounts were outstanding under the credit facility at September 27, 2014 or September 28, 2013.

12.	DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer and his ex-wife pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife’s remaining life, if she survives him. We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. We recognized expenses of approximately $37,000 in 2014, $94,000 in 2013, and $59,000 in 2012, related to this agreement. Our expenses of $94,000 in fiscal 2013 included a one-time charge of $40,000 incurred as a result of reducing the discount rate used in measuring the present value of our deferred compensation obligation from the 8% rate used in fiscal 2012 to 6% for fiscal 2013 and 2014.

13.	EQUITY COMPENSATION

In January 2007, the Board adopted the 2007 Equity Incentive Plan (“2007 Plan”), which was approved by our shareholders in February 2007. The 2007 Plan authorizes the Board to grant stock-based compensation awards to our officers, directors and key employees for up to 250,000 shares of Company common stock. Awards may be in the form of restricted stock, non-restricted stock, restricted stock units, options or stock appreciation rights (SARs). Total awards under the 2007 Plan may not exceed 250,000 shares, of which no more than 75,000 shares may be in the form of restricted stock, non-restricted stock or restricted stock units. The per share exercise prices of options or SARs granted under the 2007 Plan must be no less than the fair market value of a share on the grant date. The terms and conditions of each award may be set by the Board or a committee of the Board. The 2007 Plan will expire on December 31, 2016 unless terminated earlier in accordance with the 2007 Plan.

In March 1997, the Board adopted the 1997 Stock Option Plan (“1997 Plan”). The 1997 Plan authorized the Board to grant options to our key officers and employees for up to 200,000 shares of our common stock. Options granted under the 1997 Plan were generally granted at the fair market value on the date of grant. These options become exercisable and vest at the greater of 1,000 shares per year or 20% of the grant. Options expire 10 years from the date of grant for continuing employees, or three months after termination of employment for employees who leave the Company. The 1997 Plan expired by its terms on October 20, 2007. The expiration of the 1997 Plan does not affect options outstanding under the 1997 Plan, but no further options can be granted under the 1997 Plan.

Shown below is a summary of activity under the Company’s two stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 10/1/11	190,500	159,562	$9.84	130,962	$8.74

Fiscal Year 2012
Granted
Exercised		(15,741)
Forfeited
Balance at 9/29/12	190,500	143,821	10.44	123,621	9.71

Fiscal Year 2013
Granted
Exercised		(24,416)
Forfeited
Balance at 9/28/13	190,500	119,405	11.30	107,605	10.90

Fiscal Year 2014
Granted
Exercised		(26,091)
Forfeited
Expired Unexercised		(322)
Balance at 9/27/14	190,500	92,992	$11.53	89,592	$11.40

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2014.

			Outstanding			Exercisable
					Weighted
				Weighted	Average		Weighted
				Average	Remaining		Average
Ranges of Exercise			Number of	Ex. Price	Contract	Number of	Ex. Price
Prices			Shares	Per Share	Life (yrs)	Shares	Per Share
$ 9.18	-	$ 9.67	56,992	$9.40	2.1	56,992	$9.40
14.90	-	14.90	36,000	14.90	6.1	32,600	14.90
$ 9.18	-	$14.90	92,992	$11.53	3.6	89,592	$11.40

The total compensation cost related to non-vested awards not yet recognized at September 27, 2014 was $26,637.

The Board adopted a stock purchase incentive plan in February 2000. The 2000 Restricted Stock Plan was created to encourage our management employees to purchase and hold Span-America common stock. Plan benefits are paid in shares of Company common stock. No benefits were earned or accrued under the plan in fiscal years 2014 or 2013. There was no vested balance of stock to be issued at September 27, 2014. Benefits earned and accrued under the plan were $2,470 in 2012. The plan expired by its terms in February 2010.

14.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of September 27, 2014 and September 28, 2013 are as follows:

	2014	2013
Deferred tax liabilities:
Depreciation	$(275,000)	$(341,000)
Amortization	(52,000)	(52,000)
Total deferred tax liabilities	(327,000)	(393,000)

Deferred tax assets:
Deferred compensation	160,000	187,000
Accrued expenses	217,000	246,000
Inventory	52,000	97,000
Other	9,000	17,000
Total deferred tax assets	438,000	547,000
Net deferred tax assets	$111,000	$154,000

We made cash income tax payments, net of refunds, of approximately $1,904,000, $2,073,000, and $1,700,000, in fiscal years 2014, 2013, and 2012, respectively.

Federal, state and foreign income tax provisions consist of the following:

	2014	2013	2012
Current:
Federal	$1,125,000	$2,002,000	$2,037,000
State	20,000	34,000	46,000
Foreign	(150,000)	16,000	234,000
	995,000	2,052,000	2,317,000
Deferred:
Federal	(11,000)	159,000	(43,000)
State	1,000	3,000	(4,000)
Foreign	53,000	4,000	(19,000)
	43,000	166,000	(66,000)
Income tax expense	$1,038,000	$2,218,000	$2,251,000

Income tax expense differs from the amounts computed by applying the statutory U.S. federal tax rate to income before income taxes as follows:

	2014	2013	2012
Computed tax at the U.S. statutory rate	$1,234,000	$2,477,000	$2,538,000
Increases (decreases):
State income taxes, net of federal tax benefit	13,000	25,000	28,000
Differences between U.S. and foreign tax rates	(27,000)	(65,000)	(107,000)
Officer's life insurance	(57,000)	(60,000)	(62,000)
Domestic production deduction	(116,000)	(198,000)	(200,000)
Other, net	(9,000)	39,000	54,000
Income tax expense	$1,038,000	$2,218,000	$2,251,000

We have adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense in our financial statements. We are not aware of any uncertain tax positions as of September 27, 2014 and September 28, 2013. In the normal course of business, we are subject to examination by taxing authorities. We do not expect to be subject to U.S. federal or state and local income tax examinations by tax authorities in filing jurisdictions for the years before tax year 2010 and Canadian tax examinations before the tax year 2011.

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

A provision has not been made for U.S. or additional foreign taxes on $850,000 of undistributed earnings of our foreign subsidiary. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to Span-America or a U.S. affiliate, or if we sold our stock in the Span-Canada subsidiary. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

15.	EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$2,590,767	$5,067,417	$5,214,973

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,948,992	2,939,684	2,892,956
Effect of dilutive securities:
Employee stock options	44,341	54,555	53,647
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,993,333	2,994,239	2,946,603

Net income per share:
Basic	$0.88	$1.72	$1.80
Diluted	$0.87	$1.69	$1.77

16.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements. We match a percentage of employee contributions, with certain limitations. Our 401(k) matching contributions amounted to approximately $184,000, $202,000, and $190,000, for the 2014, 2013, and 2012 fiscal years, respectively.

17.	RELATED-PARTY TRANSACTIONS

In August 2013, we repurchased 25,000 shares of company stock at $18.00 per share for a total of $450,000 from the former owner of M.C. Healthcare. The repurchased shares were originally issued as part of the purchase price of our acquisition of M.C. Healthcare in December 2011. They were repurchased under an existing repurchase program authorized by the Board. Our lending bank waived any event of default in connection with the repurchase of these 25,000 shares.

18.	MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and long-term care facilities throughout the United States and Canada. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since 2012, sales to that customer would have been 13% of total net sales in fiscal 2013 and 11% in fiscal 2012. Sales to that customer were 17% of total net sales in fiscal 2014.

We have a business relationship with another customer to distribute certain of our consumer products. Sales to this customer amounted to 16% of total net sales in fiscal 2014, 32% in fiscal 2013 and 34% in fiscal 2012.

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

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products. The following table summarizes certain information on industry segments:

	2014	2013	2012
Net sales:
Medical	$42,334,896	$47,531,676	$46,452,008
Custom products	13,522,479	26,301,873	29,694,415
	$55,857,375	$73,833,549	$76,146,423

Operating profit:
Medical	$3,966,605	$5,446,274	$5,349,910
Custom products	257,997	2,509,105	2,797,465
	4,224,602	7,955,379	8,147,375

Corporate expense	(614,022)	(660,940)	(637,310)
Other income (expense)	18,187	(9,022)	(44,092)
Income before income taxes	$3,628,767	$7,285,417	$7,465,973

Identifiable assets:
Medical	$22,221,526	$22,512,205	$23,814,524
Custom products	3,991,467	5,769,403	9,030,782
Corporate	9,633,841	8,095,020	4,802,460
	$35,846,834	$36,376,628	$37,647,766

	2014	2013	2012
Depreciation and amortization expenses:
Operating:
Medical	$1,069,882	$987,851	$872,909
Custom products	218,234	296,754	336,114
Corporate	409	409	303
	$1,288,525	$1,285,014	$1,209,326

Capital expenditures:
Medical	$595,002	$476,928	$477,658
Custom products	75,843	80,935	206,669
	$670,845	$557,863	$684,327

Geographic Areas:
Net sales:
United States	$49,804,659	$66,222,867	$67,981,932
Canada	5,922,543	7,506,498	7,920,424
Other	130,173	104,184	244,067
	$55,857,375	$73,833,549	$76,146,423

Property and Equipment, net:
United States	$4,181,361	$4,515,702	$5,043,260
Canada	706,735	620,833	347,415
	$4,888,096	$5,136,535	$5,390,675

Goodwill:
United States	$1,924,131	$1,924,131	$1,924,131
Canada	2,367,712	2,563,415	2,686,484
	$4,291,843	$4,487,546	$4,610,615

Intangibles, net:
United States	$303,456	$326,465	$313,925
Canada	2,556,804	3,103,884	3,676,962
	$2,860,260	$3,430,349	$3,990,887

Total sales by industry segment include sales to unaffiliated customers as reported in our statements of income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

Identifiable assets are those assets that are used in the operations of each segment on an allocated basis. Amounts shown for corporate assets consist primarily of cash and cash surrender value of life insurance.

Included in the consolidated balance sheet at September 27, 2014 and September 28, 2013, are the net assets of Span Canada’s operations located in a single facility in Canada, which total approximately $10,000,000 and $11,000,000, respectively.

We have several customers whose sales represent significant portions of sales in their respective business segments. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since 2012, sales to that customer would have been 21% of net medical sales in fiscal 2013 and 17% in fiscal 2012. Sales to this customer were 22% of net medical sales in fiscal 2014. Sales to another medical customer accounted for 11% of net medical sales in fiscal 2014 and 9% in fiscal years 2013 and 2012. In the custom products segment, sales to one customer accounted for 66% of net custom products sales in fiscal 2014 and 88% in fiscal years 2013 and 2012.

20.	OPERATING LEASES

We lease truck equipment in South Carolina. In addition, we lease a 15,000 square foot distribution facility in Utah for $7,500 a month. The Utah facility lease is cancellable by either party with 60 days’ notice. Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $375,000 in fiscal 2014, $424,000 in fiscal 2013, and $414,000 in fiscal 2012.

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

We are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year through 2015. For the fiscal years ended 2014, 2013 and 2012, purchases under this commitment were $898,000, $1,047,000, and $898,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, none of these actions, if determined adversely, should have a material adverse effect on our operations or financial condition.

22.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2014
Net sales	$14,853	$14,709	$13,251	$13,045	$55,857
Gross profit	4,788	5,253	4,343	4,405	18,790
Operating income	1,005	1,341	563	702	3,611
Net income	666	891	378	656	2,591
Earnings per share
Basic	0.23	0.30	0.13	0.22	0.88
Diluted	0.22	0.30	0.13	0.22	0.87

For Fiscal 2013
Net sales	$21,661	$16,623	$18,621	$16,929	$73,834
Gross profit	6,143	5,777	6,225	5,419	23,564
Operating income	2,077	1,813	1,814	1,590	7,294
Net income	1,364	1,234	1,223	1,247	5,067
Earnings per share
Basic	0.47	0.42	0.41	0.42	1.72
Diluted	0.46	0.41	0.41	0.42	1.69

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 27, 2014.  In making this assessment, we used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of September 27, 2014, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2014 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2014 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2014 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of September 27, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	92,992	$11.53	190,500
Equity compensation plans not approved by security holders	0	0	0
Total	92,992	$11.53	190,500

For additional information on our stock option plans, see Note 13 in the Notes to Consolidated Financial Statements for the year ended September 27, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2014 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2014 fiscal year under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

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

3.2.3	Amendment to the Company's By-laws dated November 12, 2014: Incorporated by reference to Exhibit 3.2.3 to the Company's report on Form 8-K dated November 18, 2014, Commission File No. 0-11392.

4.1	Specimen of Common Stock certificate: Incorporated by reference to Exhibit 1 to the Form S-8 filed on January 8, 1990, Commission File No. 33-32896.

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

10.4.1*	Amendment No. 1 to the 1997 Stock Option Plan: Incorporated by reference to Exhibit 10.14.2 to the 1998 10-K.

10.5*	1997 Long Term Incentive Stock Option Plan: Incorporated by reference to Exhibit 10.15 to the 1997 10-K.

10.6*

Span-America Medical Systems, Inc. 2000 Restricted Stock Plan: Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders filed with the Commission on January 11, 2001.

10.7*

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

10.15*	Severance Protection Agreement between the Company and Marie Sitter dated December 1, 2008: Incorporated by reference to Exhibit 10.17 of the 2009 10-K.

10.16

Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation: Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 000-11392.

10.16.1

Addendum to Distribution Agreement between Louisville Bedding Company and Span-America Medical Systems, Inc. dated January 1, 2002: Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

10.16.2

Assignment & Assumption of Distribution Agreement dated May 23, 2013 among the Company, Louisville Bedding Company and Hollander Home Fashions, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated May 29, 2013, Commission File No. 0-11392.

10.17

Amended & Restated Loan Agreement dated December 9, 2011 by and between the Company and TD Bank: Incorporated by reference to Exhibit 10.1.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.17.1	Amended & Restated Revolving Note (Increase with Stepdown) dated December 9, 2011 with the Company as Borrower and TD Bank as Lender: Incorporated by reference to Exhibit 10.1.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.17.2

Unlimited Guaranty dated December 9, 2011 of Span Medical Products Canada Inc. to TD Bank: Incorporated by reference to Exhibit 10.1.3 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.17.3

Negative Pledge Agreement dated December 9, 2011 of the Company to TD Bank: Incorporated by reference to Exhibit 10.1.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.18

Lease dated December 9, 2011 between Span Medical Products Canada Inc. and Thompson Contract Supply Company Limited: Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19.1

Non-Competition Agreement dated December 9, 2011 by and between the Company and M.C. Healthcare Products Inc.: Incorporated by reference to Exhibit 10.3.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19.2

Non-Competition Agreement dated December 9, 2011 by and between the Company and Thompson Contract Supply Company Limited: Incorporated by reference to Exhibit 10.3.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19.3

Non-Competition Agreement dated December 9, 2011 by and between the Company and Ralph Thompson: Incorporated by reference to Exhibit 10.3.3 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19.4

Non-Competition Agreement dated December 9, 2011 by and between the Company and William Thompson: Incorporated by reference to Exhibit 10.3.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.20

Preliminary Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540: Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013 (the “2013 10-K”), Commission File No. 0-11392.

10.20.1

Final Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540: Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, Commission File No. 0-11392.

10.21

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

(b) Exhibits

The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

	Balance at	Charged to				Balance at
	Beginning of	Costs and	Deductions-		( c )	End of
Description	Period	Expenses	Describe		Adjustments	Period
Fiscal Year Ended September 27, 2014
Deducted from asset accounts:
Reserve for uncollectible accounts	$263,000	$128,925	$89,925	(a)		$302,000
Reserve for obsolete inventory	$720,000	$95,303	$318,303	(b)		$497,000

Fiscal Year Ended September 28, 2013
Deducted from asset accounts:
Reserve for uncollectible accounts	$233,000	$91,623	$61,623	(a)		$263,000
Reserve for obsolete inventory	$595,000	$145,000	$20,000	(b)		$720,000

Fiscal Year Ended September 29, 2012
Deducted from asset accounts:
Reserve for uncollectible accounts	$150,000	$32,000	$9,000	(a)	$60,000	$233,000
Reserve for obsolete inventory	$245,000	$127,000	$7,000	(b)	$230,000	$595,000

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 23, 2014
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
December 23, 2014