Form 10-Q
period 2015-01-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2015-02-17
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 3, 2015

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

Common Stock, No Par Value – 2,981,692 shares as of February 12, 2015

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	January 3,	September 27,
	2015	2014
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,244,458	$6,865,931
Accounts receivable, net of allowances of $290,000 (2015) and $302,000 (2014)	7,048,683	5,851,822
Inventories - Note 3	6,228,481	7,395,955
Deferred income taxes	272,198	271,828
Prepaid expenses	798,487	760,967
Total current assets	21,592,307	21,146,503

Property and equipment, net - Note 4	4,734,193	4,888,096
Goodwill	4,169,562	4,291,843
Intangibles, net - Note 5	2,650,033	2,860,260
Other assets - Note 6	2,793,166	2,660,132
	$35,939,261	$35,846,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,146,388	$2,477,198
Accrued and sundry liabilities	2,472,897	2,051,662
Dividends payable	2,962,007	-
Total current liabilities	7,581,292	4,528,860

Deferred income taxes	156,518	160,685
Deferred compensation	437,077	457,457
Total long-term liabilities	593,595	618,142

Total liabilities	8,174,887	5,147,002

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,962,007 (2015 and 2014)	3,064,658	3,064,658
Additional paid-in capital	913,493	906,834
Retained earnings	25,299,785	27,735,768
Accumulated other comprehensive loss	(1,513,562)	(1,007,428)
Total shareholders' equity	27,764,374	30,699,832

	$35,939,261	$35,846,834

Note: The Balance Sheet at September 27, 2014, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	January 3,	December 28,
	2015	2013

Net sales	$15,720,674	$14,853,277
Cost of goods sold	10,271,694	10,065,482
Gross profit	5,448,980	4,787,795

Selling and marketing expenses	2,760,234	2,487,050
Research and development expenses	279,678	288,770
General and administrative expenses	1,065,004	1,006,964
	4,104,916	3,782,784

Operating income	1,344,064	1,005,011

Non-operating income (expense):
Interest expense	(3,160)	(3,194)
Other	69,421	9,312
Net non-operating income (expense)	66,261	6,118

Income before income taxes	1,410,325	1,011,129

Provision for income taxes	440,000	345,000
Net income	970,325	666,129

Other comprehensive loss, after tax:
Foreign currency translation loss	(506,134)	(389,163)

Comprehensive income	$464,191	$276,966

Net income per share of common stock - Note 8:
Basic	$0.33	$0.23
Diluted	$0.32	$0.22

Dividends per common share (1)	$1.15	$0.14

Weighted average shares outstanding:
Basic	2,962,007	2,927,416
Diluted	2,997,116	2,977,241

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Dividends per share for the three months ended January 3, 2015 include a special dividend of $1.00 per share declared on November 12, 2014 and paid on January 7, 2015 to shareholders of record on December 17, 2014.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 3,	December 28,
	2015	2013
Operating activities:
Net income	$970,325	$666,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,782	318,233
Provision for losses on accounts receivable	6,000	48,594
Increase in cash value of life insurance	(65,560)	(102,097)
Deferred compensation	(20,379)	(19,196)
Stock compensation expense	6,659	6,659
Changes in operating assets and liabilities:
Accounts receivable	(1,302,994)	381,834
Inventories	1,060,546	57,716
Prepaid expenses and other assets	(98,503)	(1,413)
Accounts payable and accrued expenses	112,232	(683,119)
Net cash provided by operating activities	975,108	673,340

Investing activities:
Purchases of property and equipment	(95,560)	(272,142)
Payments for other assets	(37,192)	(46,188)
Net cash used for investing activities	(132,752)	(318,330)

Financing activities:
Dividends paid	(444,301)	(409,838)
Net cash used for financing activities	(444,301)	(409,838)

Effect of exchange rates on cash	(19,528)	(94,496)

Increase (Decrease) in cash and cash equivalents	378,527	(149,324)
Cash and cash equivalents at beginning of period	6,865,931	5,424,521
Cash and cash equivalents at end of period	$7,244,458	$5,275,197

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 3, 2015

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., a South Carolina corporation (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 3, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2015. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Span Medical Products Canada Inc., a British Columbia corporation (“Span-Canada”), the Company’s wholly-owned subsidiary. Significant inter-entity accounts and transactions have been eliminated.

Foreign Currency Translation

Span-Canada, which operates under the registered business name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. The assets and liabilities of Span-Canada are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity in “Accumulated Other Comprehensive Loss.”

Revenue Recognition

We recognize revenue when goods are shipped and title passes to the customer. However, in the case of one customer relationship, at this customer’s request, we recognize revenue and title passes to the customer when the goods are produced.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s financial instrument assets as of January 3, 2015 and September 27, 2014 grouped by the categories described by the FASB:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:

January 3, 2015	$2,559,224	-	$2,559,224	-
September 27, 2014	$2,493,664	-	$2,493,664	-

3. INVENTORIES

	January 3,	September 27,
	2015	2014
Raw materials	$4,911,044	$5,476,050
Work in process	482,210	517,652
Finished goods	1,319,227	1,899,253
Reserve for obsolescence	(484,000)	(497,000)
	$6,228,481	$7,395,955

4. PROPERTY AND EQUIPMENT

	January 3,	September 27,
	2015	2014
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,921,979	6,920,512
Machinery and equipment	9,013,596	8,975,185
Furniture and fixtures	491,334	490,479
Construction in process	18,552	17,985
Automobiles	11,220	11,313
	17,413,097	17,371,890
Less accumulated depreciation	12,678,904	12,483,794
	$4,734,193	$4,888,096

5. INTANGIBLES

	January 3,	September 27,
	2015	2014
Patents and trademarks	$2,160,209	$2,153,717
Trade names	383,257	404,129
Non-competition agreements	167,944	177,090
Customer relationships	2,817,157	2,970,574
	5,528,567	5,705,510
Less accumulated amortization	(2,878,534)	(2,845,250)
	$2,650,033	$2,860,260

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	January 3,	September 27,
	2015	2014
Cash value of life insurance policies - Note 2	$2,559,224	$2,493,664
Other	233,942	166,468
	$2,793,166	$2,660,132

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

Changes in our product warranty liability for the three months ended January 3, 2015 and December 28, 2013 are as follows:

	Three Months Ended
	January 3,	December 28,
	2015	2013
Accrued liability at beginning of period	$257,860	$318,824
Increase in reserve	88,280	26,936
Repairs and replacements	(52,529)	(38,392)
Accrued liability at end of period	$293,611	$307,368

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended
	January 3,	December 28,
	2015	2013
Numerator for basic and diluted earnings per share:
Net income	$970,325	$666,129

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,962,007	2,927,416
Effect of dilutive securities:
Employee stock options	35,109	49,825
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,997,116	2,977,241

Net income per share of common stock:
Basic	$0.33	$0.23
Diluted	$0.32	$0.22

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended
	January 3,	December 28,
	2015	2013
Net sales:
Medical	$12,832,643	$10,584,179
Custom products	2,888,031	4,269,098
Total	$15,720,674	$14,853,277

Operating profit:
Medical	$1,785,174	$820,032
Custom products	(276,181)	289,192
Total	1,508,993	1,109,224

Corporate expense	(164,929)	(104,213)
Other income	66,261	6,118
Income before income taxes	$1,410,325	$1,011,129

Total sales by industry segment include only sales to unaffiliated customers, as reported in our statements of comprehensive income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income, and income taxes are not included, but certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “may,” “would,” “estimates,” “continues,” “believes,” “anticipates,” “should,” “optimistic” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company or Span-Canada as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, other risks referenced in our Securities and Exchange Commission filings or other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Total sales for the first quarter of fiscal 2015 increased by 6% to $15.7 million compared with $14.9 million in the first quarter of last fiscal year due to higher sales volume within our medical segment, which more than offset a sales decrease in our custom products segment.

Sales in the medical segment rose 21% to $12.8 million in the first quarter this fiscal year compared with $10.6 million in the first quarter of fiscal 2014 as a result of broad-based growth from all but one of our medical product lines. In the custom products segment, first quarter fiscal 2015 sales decreased 32% to $2.9 million compared with the same quarter last year because of lower sales of consumer bedding products. Consumer sales were down in the first quarter as expected and as previously announced due primarily to the loss of a large retail customer in February 2014.

Net income for the first quarter of fiscal 2015 increased 46% to $970,000, or $0.32 per diluted share, because of the sales volume increases in our medical segment.

Fiscal year 2015 will be a 53-week year for Span-America, and as a result, the first quarter of fiscal 2015 included 14 weeks of business instead of the usual 13 weeks. A portion of our sales and earnings growth in the first quarter of fiscal 2015 can be attributed to this extra week of production and sales.

Medical Sales – First Quarter Fiscal 2015

Total medical sales in the first quarter of fiscal 2015 increased by 21% to $12.8 million compared with $10.6 million in the first quarter last fiscal year. The medical sales growth was broad-based, coming from all but one of our medical product lines. In the first quarter of fiscal 2015, we had strong sales growth in our largest medical product line, therapeutic support surfaces, where, compared with the first quarter of fiscal 2014, sales increased 18% to $6.5 million. Demand for these products was strong in the first quarter of fiscal 2015, particularly compared with the soft demand for therapeutic support surfaces that we saw in the third and fourth quarters of the last fiscal year. The strongest performers among our therapeutic support surfaces in the first quarter were our GeoMattress® all-foam products and our PressureGuard® APM2 and Protocol™ products. Sales of the new PressureGuard Protocol made a significant contribution to our medical sales growth during the quarter, and we are encouraged by the positive customer reaction to this new product.

We also had solid sales growth during the first quarter from our M.C. Healthcare product lines. Sales of M.C. Healthcare products increased by 43% in the first quarter this fiscal year to $3.4 million compared with $2.4 million in the first quarter last fiscal year. A large part of the M.C. Healthcare sales growth came from our newest Encore® bed, but we also had solid growth from several other M.C. Healthcare products. This was our second best quarterly sales performance at M.C. Healthcare since we acquired the M.C. Healthcare assets in December 2011.

With the exception of our Risk Manager® product line, where sales decreased 20%, sales among our other medical product lines increased during the first quarter of fiscal 2015 compared with the same quarter last year. Sales of mattress overlays increased by 19%. Seating sales were up 9%. Patient positioner sales grew by 7% during the quarter, and sales of Selan® skin care products increased by 4%. Some of the growth in these medical product lines was likely the result of an extra week of sales in our first fiscal quarter as described in the “Overview” section above.

Custom Products Sales – First Quarter Fiscal 2015

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total custom products sales decreased by 32% in the first quarter to $2.9 million compared with $4.3 million in the first quarter last fiscal year. All of the custom products sales decline came from our consumer bedding product lines. Consumer sales were down 44% to $1.9 million compared with $3.4 million in the first quarter last fiscal year primarily because of the loss of a large retail customer as previously announced. Our sales to this customer ended in February 2014. However, as we reported in our Form 10-K filed last quarter, we have regained part of this business with the same customer, and we resumed shipping these products in late November 2014. We expect the regained portion of the business with this customer to be approximately half of the average monthly sales levels that we had during fiscal 2014 before losing the business. If we exclude the lost and regained business from both quarters, sales of consumer bedding products would have decreased by 17% in the first quarter of fiscal 2015 compared with the same quarter last year because of routine changes in sales programs as retailers refreshed their product offerings.

In the other part of the custom products segment, our industrial product lines had another strong quarter, with sales increasing 13% to $998,000 in the first quarter of fiscal 2015 compared with $881,000 in the same quarter last year. The industrial sales growth in the first quarter came from a healthy combination of new and existing customers primarily in the automotive and packaging markets. Our industrial business has benefited from the strength of our regional manufacturing economy during the last two years, which has resulted in increased demand for our industrial products.

Gross Profit

Our gross profit level increased by 14% in the first quarter of fiscal 2015 to $5.4 million compared with $4.8 million in the first quarter last fiscal year. Likewise, our gross margin percentage in the first quarter increased to 34.7% compared with 32.2% in the same quarter last year. The increases in gross profit dollars and gross margin percentage were the result of the $2.2 million increase in medical sales during the quarter and a more profitable sales mix in the first quarter this year compared with the first quarter last year. Medical sales, which are generally more profitable than custom products sales, made up 82% of our total sales during the first quarter this year compared with 71% in the year-earlier quarter.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased by 11% to $2.8 million in the first quarter of fiscal 2015 from $2.5 million in the same quarter last year. Most of the increase was due to higher expenses in categories that are related to higher medical sales volume, including shipping costs, commissions and samples expense. We also had higher marketing expenses in the custom products segment related to the launch of our geomattress.com website.

Research and development expenses decreased by 3% to $280,000 in the first quarter this fiscal year compared with $289,000 in the first quarter last fiscal year due to normal quarter-to-quarter fluctuations in our product development costs in the medical segment.

Administrative expenses increased by 6% to $1.1 million during the first quarter of fiscal 2015, up from $1.0 million in the same quarter last year. Increases occurred primarily in the categories of property/casualty insurance premiums and incentive compensation expense in addition to a reduction in income from the cash value of corporate-owned life insurance policies.

Operating Income

Operating income for the first quarter of fiscal 2015 increased by 34% to $1.3 million compared with $1.0 million in the first quarter of fiscal 2014 due primarily to the $2.2 million increase in medical segment sales during the first quarter of this fiscal year.

Non-Operating Income and Expenses

Net non-operating income in the first quarter of fiscal 2015 was $66,000 compared with $6,000 in net non-operating income in the first quarter of fiscal 2014. The increase was the result of higher realized foreign currency gains related to the strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of fiscal 2015.

Net Income and Dividends

Net income for the first quarter of fiscal 2015 rose 46% to $970,000, or $0.32 per diluted share, compared with $666,000, or $0.22 per diluted share, in the first quarter last fiscal year. The increase was primarily the result of the 21% increase in medical sales during the first quarter and, to a lesser extent, the increase in net non-operating income described above.

During the first quarter of fiscal 2015, we paid dividends of $444,000, or 46% of net income, which consisted of one regular quarterly dividend of $0.15 per share. During the same period last fiscal year, we paid dividends of $410,000, or 62% of net income, which represented one regular quarterly dividend of $0.14 per share.

In addition to the regular quarterly dividend payment declared and paid in the first quarter of fiscal 2015, the Board also declared a special dividend of $1.00 per share, which the Company paid on January 7, 2015 to shareholders of record on December 17, 2014. The special dividend amount of $2,962,000 is shown as a current liability on our January 3, 2015 balance sheet.

Our revolving credit agreement contains restrictions regarding the payment of dividends under certain circumstances. See the discussion below under “Liquidity and Capital Resources” regarding the terms and conditions of our revolving credit agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend declared during the first quarter of fiscal 2015.

Outlook

We expect that our sales and earnings for fiscal year 2015 will be higher than they were in fiscal 2014 due to anticipated increases in medical sales volume during the remainder of the fiscal year and in custom products sales volume primarily in the third and fourth quarters of fiscal 2015. In the second quarter of fiscal 2015, we expect sales and earnings to be similar to the levels we achieved in the second quarter of fiscal 2014.

During the first quarter of fiscal 2015, we experienced a marked increase in demand for our medical products as well as an increase in customer quotation requests in our medical business. This was a noticeable shift from the sluggish demand and general customer hesitancy that we experienced in the third and fourth quarters of fiscal 2014. We remain optimistic about the prospects for continued improvement in sales and earnings in fiscal 2015 based on increased demand for our medical products and, within our custom products segment, the resumption of sales of consumer bedding products to a large retail customer and continued growth from our industrial product line.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2015 increased 45% to $975,000, compared with $673,000 in the first quarter of fiscal 2014. The majority of the increase was the result of our 46% rise in net income during the first quarter. Although we had significant changes in our working capital accounts that affected cash flow during the quarter, these changes largely offset one another, leaving earnings growth as the main cause of the increase in cash flow in the first quarter. Our primary uses of cash provided by operations during the first quarter of fiscal 2015 were dividend payments of $444,000 and equipment purchases of $96,000.

Working capital decreased by 16% to $14.0 million at the end of the first quarter of fiscal 2015 compared with $16.6 million at fiscal year-end 2014. Likewise, the current ratio at the end of the first quarter of fiscal 2015 decreased to 2.8 from 4.7 at fiscal year-end 2014. The decreases in working capital and current ratio were caused by the accrued dividends of $2,962,000, which is the amount of the special dividend of $1.00 per share declared on November 12, 2014 and paid on January 7, 2015 to shareholders of record on December 17, 2014.

Accounts receivable, net of allowances, increased by $1.2 million, or 20%, to $7.0 million at the end of the first quarter of fiscal 2015 compared with $5.9 million at the end of fiscal 2014 due to the increase in medical sales volume in the first quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014. Our average collection time for trade accounts receivable during the first quarter of fiscal 2015 was 40.5 days compared with 43.0 days for the full fiscal year 2014. All of our accounts receivable are unsecured, except certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventory decreased by $1.2 million, or 16%, to $6.2 million at the end of the first quarter of fiscal 2015 compared with $7.4 million at fiscal year-end 2014. The decrease in inventory occurred primarily in the categories of medical raw materials and finished goods and, to a lesser extent, in consumer raw materials and finished goods. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 6.0 times for the first quarter of fiscal 2015 compared with 5.4 times for the full year of fiscal 2014.

From the end of our 2014 fiscal year to the end of the first quarter of fiscal 2015:

●	Prepaid expenses increased by 5% from $761,000 to $798,000 primarily as the result of payments for property and casualty insurance premiums related to our new policy year, which began in October 2014;

●	Net property and equipment decreased by $154,000, or 3%, to $4.7 million primarily as a result of the combination of depreciation expense of $211,000 and equipment purchases of $96,000;

●

Net intangibles decreased by $210,000, or 7%, to $2.65 million primarily as a result of amortization expenses of $95,000 and foreign currency translation losses that resulted from fluctuations in the U.S.-Canadian currency conversion;

●	Other assets increased by 5% to $2.8 million as a result of increases in cash value of life insurance and deposits on raw material purchases;

●

Accounts payable decreased 13% from $2.5 million to $2.1 million primarily as the result of lower raw material purchases in the last month of the first quarter of fiscal 2015 compared with the last month of the fourth quarter of fiscal 2014;

●

Accrued and sundry liabilities increased by $421,000, or 21%, to $2.5 million due primarily to increases in accruals for income taxes, commissions and property taxes during the first quarter of fiscal 2015.

At January 3, 2015, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of April 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada. We anticipate that we will renew this credit agreement prior to the expiration date of April 30, 2015 under similar terms and conditions as the current agreement, except that we currently expect that we will reduce the maximum principal amount that may be borrowed under the revolving credit agreement to $5 million from $10 million to eliminate the unused commitment fee described above.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank. The credit agreement also restricts (without prior written consent or waiver) dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in acceleration of the term of the credit agreement. The lending bank has waived any events of default in connection with our share repurchases during fiscal year 2013 and our declaration and payment of regular quarterly and special dividends during fiscal years 2013 and 2014 and during the first quarter of fiscal 2015.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program since November 2007, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the first quarter of fiscal 2015. The Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance normal operations and planned capital expenditures during fiscal 2015 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first quarter of our fiscal year 2015 and was consequently a minor factor in our operations for the quarter. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first quarter of fiscal year 2015, our realized foreign currency exchange gain was $65,000 compared with a gain of $9,000 in the first quarter of fiscal 2014. The increase in foreign currency gain was caused by the strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of fiscal 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in four areas: commodity price risk, cash value of life insurance, our credit facility and foreign currency exchange. Commodity price risk could affect our operations primarily through the purchase of raw materials used in our manufacturing processes. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material. If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases, expense reductions or other operational changes, our earnings could be materially negatively affected.

Recent reductions in oil prices have to date had no impact on our cost of polyurethane foam or other raw materials. In addition, we do not have any indication yet as to whether or how the recent oil price reductions will impact our raw material costs.

As of January 3, 2015, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the first quarter of fiscal 2015, the cash value of life insurance increased by 3%, creating non-cash income of approximately $64,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). Interest is payable monthly. There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5.0 million. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on, among other factors, the level of borrowings. We had no amounts outstanding under our credit facility as of January 3, 2015. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

As a result of the M.C. Healthcare asset acquisition in December 2011, we own assets in Canada where we manufacture products for sale in Canada and in the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency exchange activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because our foreign exchange transactions occur infrequently in relatively small amounts because our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile and if the Canadian dollar strengthened significantly against the U.S. dollar.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the three months ended January 3, 2015, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our pre-tax income for the three-month period would have been reduced by approximately $10,000. Based on the exchange rate in effect on January 3, 2015, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $102,000, and our total liabilities would have increased by approximately $9,000 for a net change of approximately $93,000. For the first quarter of fiscal 2015, our net realized foreign currency exchange gain was $65,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 3, 2015, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of January 3, 2015. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended January 3, 2015. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we are authorized to repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: February 16, 2015