Form 10-Q
period 2015-03-28
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2015-05-12
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2015

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

Common Stock, No Par Value – 2,991,192 shares as of May 8, 2015

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	March 28,	September 27,
	2015	2014
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$4,758,488	$6,865,931
Accounts receivable, net of allowances of $237,000 (March 28, 2015) and $302,000 (Sept. 27, 2014)	7,917,388	5,851,822
Inventories - Note 3	5,760,302	7,395,955
Deferred income taxes	272,651	271,828
Prepaid expenses	844,151	760,967
Total current assets	19,552,980	21,146,503

Property, plant and equipment, net - Note 4	4,523,818	4,888,096
Goodwill	4,020,342	4,291,843
Intangibles, net - Note 5	2,430,674	2,860,260
Other assets - Note 6	3,088,213	2,660,132
	$33,616,027	$35,846,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,952,778	$2,477,198
Accrued and sundry liabilities	2,263,105	2,051,662
Total current liabilities	5,215,883	4,528,860

Deferred income taxes	151,433	160,685
Deferred compensation	416,698	457,457
Total long-term liabilities	568,131	618,142

Total liabilities	5,784,014	5,147,002

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,991,192 (March 28, 2015) and 2,962,007 (Sept. 27, 2014)	3,421,081	3,064,658
Additional paid-in capital	920,152	906,834
Retained earnings	25,625,819	27,735,768
Accumulated other comprehensive loss	(2,135,039)	(1,007,428)
Total shareholders' equity	27,832,013	30,699,832

	$33,616,027	$35,846,834

Note: The Balance Sheet at September 27, 2014 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net sales	$15,033,618	$14,708,529	$30,754,293	$29,561,806
Cost of goods sold	10,051,750	9,455,352	20,323,444	19,520,834
Gross profit	4,981,868	5,253,177	10,430,849	10,040,972

Selling and marketing expenses	2,612,904	2,603,881	5,373,139	5,090,929
Research and development expenses	316,250	274,137	595,928	562,907
General and administrative expenses	1,127,917	1,034,368	2,192,920	2,041,333
	4,057,071	3,912,386	8,161,987	7,695,169

Operating income	924,797	1,340,791	2,268,862	2,345,803

Non-operating income (expense):
Interest expense	(3,125)	(3,125)	(6,285)	(6,319)
Other	174,766	19,015	244,186	28,327
Net non-operating income (expense)	171,641	15,890	237,901	22,008

Income before income taxes	1,096,438	1,356,681	2,506,763	2,367,811

Provision for income taxes	323,000	466,000	763,000	811,000
Net income	773,438	890,681	1,743,763	1,556,811

Other comprehensive income (loss), after tax:
Foreign currency translation loss	(621,477)	(318,992)	(1,127,611)	(708,155)

Comprehensive income	$151,961	$571,689	$616,152	$848,656

Net income per share of common stock - Note 8:
Basic	$0.26	$0.30	$0.59	$0.53
Diluted	0.26	0.30	0.58	0.52

Dividends per common share (1)	$0.15	$0.14	$1.30	$0.28

Weighted average shares outstanding:
Basic	2,979,097	2,945,416	2,969,895	2,936,416
Diluted	3,005,951	2,991,406	3,000,877	2,984,324

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the six months ended March 28, 2015 include a special dividend of $1.00 per share declared on November 12, 2014 and paid on January 7, 2015 to shareholders of record on December 17, 2014.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 28,	March 29,
	2015	2014
Operating activities:
Net income	$1,743,763	$1,556,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606,079	640,084
Provision for losses on accounts receivable	23,057	109,684
Gain on sale of equipment and patents	(46,751)	-
Increase in cash value of life insurance	(83,142)	(115,580)
Deferred compensation	(40,758)	(38,392)
Stock compensation expense	13,318	13,318
Changes in operating assets and liabilities:
Accounts receivable	(2,306,004)	996,309
Inventories	1,396,734	148,574
Prepaid expenses and other assets	(293,976)	110,924
Accounts payable and accrued expenses	763,037	(1,671,755)
Net cash provided by operating activities	1,775,357	1,749,977

Investing activities:
Purchases of property and equipment	(140,576)	(438,499)
Proceeds from sale of equipment and patents	47,339	-
Payments for other assets	(52,729)	(65,542)
Net cash used for investing activities	(145,966)	(504,041)

Financing activities:
Dividends paid	(3,853,712)	(824,169)
Common stock issued upon exercise of options	180,708	258,497
Net cash used for financing activities	(3,673,004)	(565,672)

Effect of exchange rates on cash	(63,830)	(101,049)

Increase (Decrease) in cash and cash equivalents	(2,107,443)	579,215
Cash and cash equivalents at beginning of period	6,865,931	5,424,521
Cash and cash equivalents at end of period	$4,758,488	$6,003,736

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2015

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), located in Greenville, SC, has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2015. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), a British Columbia corporation, located in Beamsville, Ontario, Canada is operated under the registered business name M.C. Healthcare Products (“M.C. Healthcare”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Span-Canada, its wholly-owned subsidiary. Significant inter-entity accounts and transactions have been eliminated.

Foreign Currency Translation

Span-Canada uses the Canadian dollar as its functional currency. The assets and liabilities of Span-Canada are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity in “Accumulated Other Comprehensive Income/Loss.”

Revenue Recognition

We recognize revenue when goods are shipped and title passes to the customer. However, in the case of one customer relationship, at this customer’s request, we recognize revenue and title passes to the customer when the goods are produced.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption not permitted, making it effective for our fiscal year beginning October 2017. On April 29, 2015, the FASB issued an exposure draft with a 30-day comment period that defers the effective date of the new revenue standard by one year. If the deferral passes a final vote, the guidance would be effective for our fiscal year beginning October 2018. We are monitoring the FASB's decision on the proposed deferral and are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s financial instruments as of March 28, 2015 and September 27, 2014 grouped by the categories prescribed by the FASB:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:

March 28, 2015	$2,576,806	-	$2,576,806	-
September 27, 2014	$2,493,664	-	$2,493,664	-

3. INVENTORIES

	March 28,	September 27,
	2015	2014
Raw materials	$4,547,131	$5,476,050
Work in process	433,806	517,652
Finished goods	1,289,065	1,899,253
Reserve for obsolescence	(509,700)	(497,000)
	$5,760,302	$7,395,955

4. PROPERTY AND EQUIPMENT

	March 28,	September 27,
	2015	2014
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,923,096	6,920,512
Machinery and equipment	8,989,103	8,975,185
Furniture and fixtures	497,580	490,479
Construction in process	16,254	17,985
Automobiles	11,107	11,313
	17,393,556	17,371,890
Less accumulated depreciation	12,869,738	12,483,794
	$4,523,818	$4,888,096

5. INTANGIBLES

	March 28,	September 27,
	2015	2014
Patents and trademarks	$2,174,750	$2,153,717
Trade names	357,788	404,129
Non-competition agreements	156,784	177,090
Customer relationships	2,629,943	2,970,574
	5,319,265	5,705,510
Less accumulated amortization	(2,888,591)	(2,845,250)
Net intangibles	$2,430,674	$2,860,260

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	March 28,	September 27,
	2015	2014
Cash value of life insurance policies - Note 2	$2,576,806	$2,493,664
Other	511,407	166,468
	$3,088,213	$2,660,132

7. PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold. The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs to be incurred under our warranties. The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers. Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts. We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary. Changes in our product warranty liability for the six months ended March 28, 2015 and March 29, 2014 are as follows:

	Six Months Ended
	March 28,	March 29,
	2015	2014
Accrued liability at beginning of period	$257,860	$318,824
Increase in reserve	135,342	87,597
Repairs and replacements	(106,346)	(120,253)
Accrued liability at end of period	$286,856	$286,168

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$773,438	$890,681	$1,743,763	$1,556,811

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,979,097	2,945,416	2,969,895	2,936,416
Effect of dilutive securities:
Employee stock options	26,854	45,990	30,982	47,908
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	3,005,951	2,991,406	3,000,877	2,984,324

Net income per share of common stock:
Basic	$0.26	$0.30	$0.59	$0.53
Diluted	$0.26	$0.30	$0.58	$0.52

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net sales:
Medical	$11,105,935	$11,184,394	$23,938,580	$21,768,573
Custom products	3,927,683	3,524,135	6,815,713	7,793,233
Total	$15,033,618	$14,708,529	$30,754,293	$29,561,806

Operating profit (loss) before corporate expense:
Medical	$1,215,146	$1,351,453	$3,000,320	$2,171,485
Custom products	(69,473)	192,478	(345,654)	481,671
Total	1,145,673	1,543,931	2,654,666	2,653,156

Corporate expense	(220,876)	(203,140)	(385,804)	(307,353)
Other income (expense)	171,641	15,890	237,901	22,008
Income before income taxes	$1,096,438	$1,356,681	$2,506,763	$2,367,811

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should”, “optimistic” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company, including Span-Canada, as described in (a) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, (b) other risks referenced in our Securities and Exchange Commission filings or (c) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Total sales for the second quarter of fiscal 2015 increased by 2% to $15.0 million compared with $14.7 million in the second quarter of last fiscal year due to higher sales volume within our custom products segment and from our M.C. Healthcare products, which more than offset a sales decrease in our pressure management products.

Sales in the medical segment decreased by 1% to $11.1 million in the second quarter this fiscal year compared with $11.2 million in the second quarter of fiscal 2014 due to lower sales in our pressure management product lines that were mostly offset by an increase in sales of M.C. Healthcare products. In the custom products segment, second quarter fiscal 2015 sales increased 11% to $3.9 million compared with the same quarter of fiscal 2014 as a result of higher sales volumes of consumer bedding products and specialty industrial products.

Net income for the second quarter of fiscal 2015 decreased 13% to $773,000, or $0.26 per diluted share, because of less profitable sales mixes in both our medical and custom products segments combined with increases in research and development and administrative expenses compared with the second quarter of fiscal 2014.

Fiscal year 2015 will be a 53-week year for Span-America. The company’s policy is that each fiscal month ends on the Saturday closest to the end of each calendar month. As a result of this policy, the second quarter of fiscal 2015 included only 12 weeks of business instead of the usual 13 weeks. A portion of our sales and earnings results in the second quarter of fiscal 2015 can be attributed to having one less week of operations in the second quarter of fiscal 2015 compared with fiscal 2014. However, the first half of fiscal year 2015 included the normal 26 weeks of operations, as did the first half of fiscal year 2014. The second half of fiscal year 2015 will include 27 weeks of operations.

For the first half of fiscal 2015, net sales increased 4% to $30.8 million compared with $29.6 million in the same period last fiscal year. Sales in the medical segment increased 10% to $23.9 million in the first half of fiscal 2015 as a result of higher sales volumes from our therapeutic support surfaces and M.C. Healthcare products. Custom products sales for the first half of fiscal 2015 declined 13% to $6.8 million due mainly to the previously announced loss of a major retail customer in February 2014.

Net income for the first six months of fiscal 2015 increased by 12% to $1.7 million, or $0.58 per diluted share, compared with $1.6 million, or $0.52 per diluted share, in the same period last fiscal year. The year-to-date earnings increase was the result of higher sales volume in the medical segment, particularly from our M.C. Healthcare products, and an increase in non-operating income as further described below.

Medical Sales – Second Quarter Fiscal 2015

Sales in the medical segment declined 1% to $11.1 million in the second quarter of fiscal 2015 compared with $11.2 million in the second quarter of fiscal 2014. The decrease in medical sales came from lower volumes within our pressure management product lines, which include therapeutic support surfaces, overlays, positioners, seating, fall protection and skin care products. Sales of these pressure management products as a group decreased by 6% in the second quarter of this fiscal year to $8.5 million, down from $9.0 million in the second quarter last fiscal year. Sales of therapeutic support surfaces, our largest product line in the pressure management group, decreased by 1% in the second quarter to $6.1 million compared with $6.2 million in the second quarter of fiscal 2014. The comparative sales declines in these product lines were partly related to having one less week of operations in the second quarter of fiscal 2015 than in the same quarter of fiscal 2014. However, demand for these products was also down slightly in the second quarter of fiscal 2015 compared with the same period of fiscal 2014.

Sales of our M.C. Healthcare beds and related products showed significant growth in the second quarter. M.C. Healthcare sales increased by 21% to $2.6 million in the second quarter of this fiscal year compared with $2.1 million in the second quarter of last fiscal year. The M.C. Healthcare sales growth was broad-based across our main bed products, but the leader was our newest Encore® bed, which continues to be well-received among our customers. Although we did not have a large second-quarter order related to the March 31st fiscal year-end for Health Canada as we have had in the past, we did have several medium-sized orders in both the U.S. and Canada that drove the 21% increase in M.C. Healthcare sales.

Medical Sales – Year-to-Date Fiscal 2015

Medical segment sales in the first half of fiscal 2015 increased by 10%, or $2.2 million, to $23.9 million compared with $21.8 million in the first half of fiscal 2014. The year-to-date increase in medical sales occurred mainly among our M.C. Healthcare products where sales were up by 33%, or $1.5 million, to $6.0 million compared with $4.5 million in the first half of last fiscal year because of broad-based growth in sales of our beds and related products, led by higher volume of our new Encore® bed.

Sales in our pressure management medical product lines, which include all medical products except M.C. Healthcare, also grew in the first half of fiscal 2015, increasing by 4% to $17.9 million compared with $17.2 million in the first half of fiscal 2014. The year-to-date growth in sales of our pressure management products came entirely from our therapeutic support surfaces, our largest product line, where sales increased by 8% to $12.6 million compared with $11.7 million in the same period of fiscal 2014. Product leaders within the therapeutic support surface group included our newest products, the GeoMattress® Ultramax® as well as our PressureGuard® Custom Care® and Protocol® support surfaces.

The sales growth from our M.C. Healthcare products and therapeutic support surfaces was partly offset by sales declines in most of our other medical product lines. Sales of mattress overlays, positioners and Selan® skin care products were down by 2%, 5% and 6%, respectively, because of slightly lower demand in the first half of this fiscal year compared with the same period of fiscal 2014. Sales of our Risk Manager™ fall protection mat decreased by 22% due to a decline in demand for this product in the first half of fiscal 2015 compared with the same period in fiscal 2014. Finally, sales of our seating products increased by 2% during the first half of fiscal 2015 compared to the same period in fiscal 2014.

Custom Products Sales – Second Quarter Fiscal 2015

The custom products segment consists of two main product lines: consumer bedding products and specialty industrial products. Total custom products sales increased by 11% in the second quarter to $3.9 million compared with $3.5 million in the second quarter of fiscal 2014. Most of the sales growth came from our consumer bedding products, which increased by 11% to $3.0 million compared with $2.7 million in the second quarter of fiscal 2014.

The other part of the custom products segment is made up of our industrial product lines. The industrial business had another strong quarter, with sales increasing 11% to $935,000 in the second quarter of fiscal 2015 compared with $839,000 in the same quarter of fiscal 2014. The industrial business has experienced solid sales growth for the last seven quarters as our regional manufacturing economy has been strong. Industrial sales growth in the second quarter of fiscal 2015 came from a combination of new and existing customers primarily in the automotive and packaging markets.

Custom Products Sales – Year-to-Date Fiscal 2015

Sales in the custom products segment for the first half of fiscal 2015 decreased by 13% to $6.8 million compared with $7.8 million in the same period of fiscal 2014. The entire custom products sales decline occurred in our consumer bedding product lines where sales were down by 20%, or $1.2 million, to $4.9 million compared with $6.1 million in the first half of fiscal 2014. All of the year-to-date consumer sales decline occurred in the first quarter of fiscal 2015 and was caused by the loss of a large retail customer in February 2014 as previously disclosed. We regained approximately 60% of this business in late November 2014.

The year-to-date decline in consumer sales was partly offset by continued growth in industrial sales, which increased 12% in the first half of fiscal 2015 to $1.9 million compared with $1.7 million in the first half of fiscal 2014. The year-to-date industrial sales growth came from new and existing customers in the automotive, packaging and recreational products markets.

Gross Profit

Our total gross profit level decreased by 5% to $5.0 million in the second quarter this fiscal year compared with $5.3 million in the second quarter of fiscal 2014. Likewise, our gross margin percentage in the second quarter decreased to 33.1% compared with an unusually high 35.7% in the same quarter of fiscal 2014. The decreases in gross profit dollars and gross margin percentage were the result of the unfavorable changes in sales mix and higher consumer bedding products material and labor production costs.

The sales mix in the second quarter of fiscal 2015 caused lower gross margins within both the medical and custom products segments as well as between the two segments. First, our gross profit margin within the medical segment was lower in the second quarter this fiscal year compared with the same quarter of fiscal 2014 because sales of our higher-margin pressure management products decreased by 6% during the quarter, while sales of our somewhat less profitable M.C. Healthcare products rose by 21% in the quarter. The combination of those sales changes resulted in a 1% decline in total medical sales and a 2% decline in medical gross profit level compared with the second quarter of fiscal 2014.

Next, our mix of sales within the custom products segment was less profitable in the second quarter of fiscal 2015 because of higher material and labor costs primarily for our consumer bedding products compared with the same quarter of fiscal 2014. In addition, sales in our custom products segment, which is less profitable than our medical segment, increased by 11% during the second quarter of fiscal 2015. When combined with the 1% decrease in medical segment sales, our custom products sales made up 26% of total sales in the second quarter of fiscal 2015 compared with 24% of total sales in the same quarter of fiscal 2014.

For the year-to-date in fiscal 2015, gross profit increased 4% to $10.4 million compared with $10.0 million in the same period of fiscal 2014. Our gross margin percentage for the first six months of fiscal 2015 decreased slightly to 33.9% from 34.0% in the same period of fiscal 2014. The changes in fiscal year-to-date gross profit and margin were the result of a 10% increase in medical sales during the period, which was partially offset by a 13% decrease in custom products sales as well as higher material and labor costs in the custom products segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses were level at $2.6 million in the second quarters of fiscal 2015 and 2014 as higher commission and marketing expenses were offset by lower shipping costs. For the first half of fiscal 2015, selling and marketing expenses increased 6% to $5.4 million compared with $5.1 million in the same period of fiscal 2014 mostly as a result of higher commissions and incentive compensation in the medical segment and higher marketing expenses in the custom products segment.

Research and development expenses increased 15% to $316,000 during the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014. For the year-to-date in fiscal 2015, research and development expenses increased 6% to $596,000 compared with the same period of fiscal 2014. The increases in research and development expenses for both the second quarter and fiscal year-to-date periods were mainly the result of increases in costs for new-product development projects in the medical segment.

General and administrative expenses increased 9% to $1.1 million in the second quarter of fiscal 2015 compared with $1.0 million in the second quarter of fiscal 2014. For the year-to-date in fiscal 2015, general and administrative expenses increased 7% to $2.2 million compared with $2.0 million in the same period of fiscal 2014. The increases in general and administrative expenses for the quarter and fiscal year-to-date were due to higher costs in the categories of incentive and other compensation, property/casualty insurance and medical benefits.

Operating Income

Operating income for the second quarter of fiscal 2015 decreased by 31% to $925,000 compared with $1.3 million in the second quarter of fiscal 2014. The decline in operating income was caused by the 5% decrease in gross profit level combined with the 4% increase in selling, research and development, and administrative expenses as described above.

For the first six months of fiscal 2015, operating income decreased 3% to $2.27 million compared with $2.35 million in the first half of fiscal 2014. The year-to-date decline in operating profit in fiscal 2015 was caused by lower sales volume and higher material and labor costs within the custom products segment.

Non-Operating Income and Expenses

Net non-operating income in the second quarter of fiscal 2015 increased significantly to $172,000 compared with $16,000 in the same quarter of fiscal 2014. The current quarter’s non-operating income consisted primarily of a realized foreign currency gain of $127,000 and a gain on the sale of assets of $47,000.

For the first half of fiscal 2015, net non-operating income increased to $238,000 compared with $22,000 in the same period of fiscal 2014. Similar to the second quarter, the fiscal year-to-date non-operating income was made up of realized foreign currency gains of $198,000 and a gain on the sale of assets of $47,000. The foreign currency gains were the result of the strengthening of the U.S. dollar versus the Canadian dollar during the periods. The gain on the sale of assets was related to the sale of assets associated with the Secure I.V. business that was discontinued several years ago.

Net Income and Dividends

Net income for the second quarter of fiscal 2015 decreased by 13% to $773,000, or $0.26 per diluted share, compared with $891,000, or $0.30 per diluted share, in the second quarter of fiscal 2014. The decrease in net income was caused primarily by the decline in gross profit level combined with slightly higher operating expenses partly offset by an increase in net non-operating income during the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014.

Net income for the first six months of fiscal 2015 increased by 12% to $1.7 million, or $0.58 per diluted share, compared with $1.6 million, or $0.52 per diluted share, for the same period in fiscal 2014. The increase in earnings for the first half of fiscal 2015 was mainly the result of higher sales volume in our medical segment, particularly our M.C. Healthcare product lines, and an increase in non-operating income as described above.

During the first half of fiscal 2015, we paid dividends of $3.9 million, or 221% of net income for the period, which consisted of two regular quarterly dividends of $0.15 per share and one special dividend of $1.00 per share. During the same period last fiscal year, we paid dividends of $824,000, or 53% of net income for the period, which represented two regular quarterly dividends of $0.14 per share.

The Board declared a quarterly cash dividend of $0.15 per share payable on June 3, 2015, to shareholders of record on May 12, 2015.

Our revolving credit agreement contains restrictions regarding the payment of dividends under certain circumstances. See the discussion below under “Liquidity and Capital Resources” regarding the terms and conditions of our revolving credit agreement. The lending bank waived any event of default in connection with the $1.00 per share special dividend paid during the first half of fiscal 2015.

Outlook

We expect sales and earnings for the remainder of fiscal year 2015 to be higher than they were in the first half of fiscal 2015 due to anticipated sales growth within our medical and custom products segments. We continue to experience increased quoting opportunities for medical products across our product lines. We also expect sales volumes to grow in our custom products segment based on anticipated increased demand from the large retail customer we regained as well as from other customers for our consumer bedding products. In addition, we believe we will see further growth in sales of industrial products during the second half of fiscal 2015 based on the continued health of our regional economy.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first half of fiscal 2015 increased 1% to $1.78 million, compared with $1.75 million in the first half of fiscal 2014. The majority of the increase was the result of our 12% rise in net income during the first half of fiscal 2015 compared with the same period of fiscal 2014. Although we had significant changes in our working capital accounts that affected cash flow during the period, these changes largely offset one another, leaving earnings growth as the main cause of the increase in cash flow in the first half of fiscal 2015. Our primary uses of cash during the first half of fiscal 2015 were dividend payments of $3.9 million and equipment purchases of $141,000. These uses were funded from a combination of cash on hand and cash provided by operations during the period.

Working capital decreased by 14% to $14.3 million at the end of the second quarter of fiscal 2015 compared with $16.6 million at fiscal year-end 2014. Likewise, the current ratio at the end of the second quarter of fiscal 2015 decreased to 3.7 from 4.7 at fiscal year-end 2014. The decreases in working capital and current ratio were caused by the reduction in cash related to the dividend payments of $3.9 million during the first half of fiscal 2015.

Accounts receivable, net of allowances, increased by $2.1 million, or 35%, to $7.9 million at the end of the second quarter of fiscal 2015 compared with $5.9 million at the end of fiscal 2014 due to the increase in medical and custom products sales volumes in the second quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014. Our average collection time for trade accounts receivable during the first half of fiscal 2015 was 40.8 days compared with 43.0 days for the full fiscal year 2014. All of our accounts receivable are unsecured, except certain receivables of M.C. Healthcare are insured under the terms of an insurance policy.

Inventory decreased by $1.6 million, or 22%, to $5.8 million at the end of the second quarter of fiscal 2015 compared with $7.4 million at fiscal year-end 2014. The inventory decline was caused mainly by the significant increase in sales of M.C. Healthcare products during the first half of fiscal 2015 as well as an increase in sales of consumer bedding products in the second quarter of fiscal 2015. The decrease in inventory levels occurred primarily in the categories of medical and consumer raw materials and finished goods. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 6.2 times for the first half of fiscal 2015 compared with 5.4 times for the full year of fiscal 2014.

From the end of our 2014 fiscal year to the end of the second quarter of fiscal 2015:

●

Prepaid expenses increased by 11% to $844,000 from $761,000 primarily as the result of payments for property and casualty insurance premiums related to our new policy year, which began in October 2014, and pre-payments for certain raw material purchases;

●	Net property and equipment decreased by $364,000, or 7%, to $4.5 million primarily as a result of the combination of depreciation expense of $423,000 and equipment purchases of $141,000;

●

Net intangibles decreased by $430,000, or 15%, to $2.4 million primarily as a result of amortization expenses of $183,000 and foreign currency translation losses that resulted from fluctuations in the U.S.-Canadian currency conversion;

●	Other assets increased by 16% to $3.1 million as a result of increases in deposits on raw material and equipment purchases and cash value of life insurance;

●

Accounts payable increased 19% to $3.0 million from $2.5 million primarily as the result of higher sales volume and the associated raw material purchases in the last month of the second quarter of fiscal 2015 compared with the last month of the fourth quarter of fiscal 2014;

●	Accrued and sundry liabilities increased by $211,000, or 10%, to $2.3 million due primarily to increases in accruals for incentive compensation and commissions during the first half of fiscal 2015.

At March 28, 2015, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $10 million with a maturity date of May 30, 2015. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). Interest-only payments are required monthly. There is a 25 basis point annual fee on any unused availability above $5.0 million, payable quarterly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

As previously disclosed in a Form 8-K filed on May 5, 2015, we extended the maturity date of this credit agreement by thirty (30) days to May 30, 2015. We are in the process of negotiating a renewal of the credit agreement, and we anticipate that, prior to the May 30, 2015 maturity date, we will renew this credit agreement for a substantially longer extension under similar terms and conditions as the current agreement, except that we currently expect that we will reduce the maximum principal amount that may be borrowed under the revolving credit agreement to $5 million from $10 million to eliminate the unused commitment fee described above.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank. The credit agreement also restricts (without prior written consent or waiver) dividends and stock repurchases during any fiscal year to an aggregate amount of no more than 50% of the sum of (i) our income from continuing operations for that fiscal year plus (ii) the absolute value of any aggregate after-tax, non-cash and extraordinary losses for that fiscal year. As an exception to the restriction above, we may pay a regular quarterly dividend in an amount no greater than the previous quarter’s regular dividend so long as we remain in compliance with the financial covenants after giving effect to the payment of the dividend. Also, our subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in acceleration of the term of the credit agreement. The lending bank has waived any events of default in connection with our declaration and payment of regular quarterly and special dividends during fiscal year 2014 and during the first half of fiscal 2015.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board of Directors (our “Board”) expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program since November 2007, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the first half of fiscal 2015. Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand and funds generated from operations are adequate to finance normal operations and planned capital expenditures during fiscal 2015 and for the foreseeable future. We anticipate renewing our revolving credit facility on desirable terms. However, we do not expect to need to rely on the revolver to have adequate liquidity for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first half of fiscal year 2015 and was consequently a minor factor in our operations for the period. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first half of fiscal year 2015, our realized foreign currency exchange gain was $198,000 compared with a gain of $28,000 in the first half of fiscal 2014. The increase in foreign currency gain was caused by the strengthening of the U.S. dollar versus the Canadian dollar during the first half of fiscal 2015.

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

As of March 28, 2015, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the six months ended March 28, 2015, cash value of life insurance increased by 3%, creating non-cash income of approximately $82,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). Interest is payable monthly. There is a 25 basis point annual unused commitment fee associated with the line of credit on any unused availability over $5.0 million. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on, among other factors, the level of borrowings. We had no amounts outstanding under our credit facility as of March 28, 2015. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year. As disclosed above, we are in the process of renewing this credit agreement, and we currently expect such renewal to be under similar terms and conditions as the current agreement, except that we currently expect that we will reduce the maximum principal amount that may be borrowed under the revolving credit agreement to $5 million from $10 million to eliminate the unused commitment fee described above.

As a result of the M.C. Healthcare asset acquisition in December 2011, we own assets in Canada where we manufacture products for sale in Canada and in the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency exchange activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because our foreign exchange transactions occur infrequently in relatively small amounts and our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile and if the Canadian dollar strengthened significantly against the U.S. dollar.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Under the exchange rates and operating conditions that existed during the six months ended March 28, 2015, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar, our pre-tax income for the six-month period would have been reduced by approximately $19,000. Based on the exchange rate in effect on March 28, 2015, for every 1% increase in the value of the Canadian dollar compared to the U.S. dollar our total assets would have increased by approximately $97,000, and our total liabilities would have increased by approximately $7,000 for a net change of approximately $90,000. For the first half of fiscal 2015, our net realized foreign currency exchange gain was $198,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2015, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 28, 2015. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended March 28, 2015. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares to date, and we may yet repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: May 12, 2015