Form 10-Q
period 2015-06-27
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2015-08-11
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2015

OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, No Par Value – 2,988,633 shares as of August 7, 2015

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.
Consolidated Balance Sheets

	June 27,	September 27,
	2015	2014
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$6,159,687	$6,865,931
Accounts receivable, net of allowances of $251,000 (June 27, 2015) and $302,000 (Sept. 27, 2014)	7,512,051	5,851,822
Inventories - Note 3	6,639,527	7,395,955
Deferred income taxes	272,504	271,828
Prepaid expenses	607,398	760,967
Total current assets	21,191,167	21,146,503

Property, plant and equipment, net - Note 4	4,679,874	4,888,096
Goodwill	4,068,673	4,291,843
Intangibles, net - Note 5	2,411,612	2,860,260
Other assets - Note 6	2,738,736	2,660,132
	$35,090,062	$35,846,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,000,639	$2,477,198
Accrued and sundry liabilities	2,762,483	2,051,662
Total current liabilities	5,763,122	4,528,860

Deferred income taxes	371,080	160,685
Deferred compensation	396,319	457,457
Total long-term liabilities	767,399	618,142

Total liabilities	6,530,521	5,147,002

Commitments and contingencies - Note 11

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,991,192 (June 27, 2015) and 2,962,007 (Sept. 27, 2014)	3,421,081	3,064,658
Additional paid-in capital	926,811	906,834
Retained earnings	26,139,675	27,735,768
Accumulated other comprehensive loss	(1,928,026)	(1,007,428)
Total shareholders' equity	28,559,541	30,699,832

	$35,090,062	$35,846,834

Note: The Balance Sheet at September 27, 2014 has been derived from the consolidated audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	$15,813,474	$13,250,985	$46,567,766	$42,812,791
Cost of goods sold	10,372,903	8,907,793	30,696,346	28,428,627
Gross profit	5,440,571	4,343,192	15,871,420	14,384,164

Selling and marketing expenses	2,717,470	2,532,889	8,090,610	7,623,819
Research and development expenses	281,798	256,596	877,726	819,503
General and administrative expenses	1,123,101	990,703	3,316,021	3,032,036
	4,122,369	3,780,188	12,284,357	11,475,358

Operating income	1,318,202	563,004	3,587,063	2,908,806

Non-operating income (expense):
Interest expense	-	(3,160)	(6,285)	(9,479)
Other	64,333	16,209	308,520	44,537
Net non-operating income	64,333	13,049	302,235	35,058

Income before income taxes	1,382,535	576,053	3,889,298	2,943,864

Provision for income taxes	420,000	198,000	1,183,000	1,009,000
Net income	962,535	378,053	2,706,298	1,934,864

Other comprehensive income (loss), after tax:
Foreign currency translation gain (loss)	207,013	357,259	(920,598)	(350,896)

Comprehensive income	$1,169,548	$735,312	$1,785,700	$1,583,968

Net income per share of common stock - Note 9:
Basic	$0.32	$0.13	$0.91	$0.66
Diluted	0.32	0.13	0.90	0.65

Dividends per common share (1)	$0.15	$0.14	$1.45	$0.42

Weighted average shares outstanding:
Basic	2,991,192	2,961,128	2,976,994	2,944,653
Diluted	3,017,536	3,004,726	3,006,430	2,991,124

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per common share for the nine months ended June 27, 2015 include a special dividend of $1.00 per share paid on January 7, 2015.

Span-America Medical Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Operating activities:
Net income	$2,706,298	$1,934,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	917,544	967,081
Provision for losses on accounts receivable	41,956	127,980
Gain on sale of equipment and patents	(45,850)	-
Increase in cash value of life insurance	(110,567)	(167,144)
Deferred compensation	(61,138)	(57,587)
Stock compensation expense	19,978	19,978
Changes in operating assets and liabilities:
Accounts receivable	(1,860,815)	1,757,013
Inventories	546,957	(293,514)
Prepaid expenses and other assets	326,793	(180,299)
Accounts payable and accrued and sundry liabilities	1,525,254	(1,043,177)
Net cash provided by operating activities	4,006,410	3,065,195

Investing activities:
Purchases of property and equipment	(505,085)	(528,713)
Proceeds from sale of equipment and patents	47,339	-
Payments for other assets	(65,592)	(68,494)
Net cash used for investing activities	(523,338)	(597,207)

Financing activities:
Dividends paid	(4,302,391)	(1,238,710)
Common stock issued upon exercise of options	180,708	273,397
Net cash used for financing activities	(4,121,683)	(965,313)

Effect of exchange rates on cash	(67,633)	(38,228)

(Decrease)/Increase in cash and cash equivalents	(706,244)	1,464,447
Cash and cash equivalents at beginning of period	6,865,931	5,424,521
Cash and cash equivalents at end of period	$6,159,687	$6,888,968

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2015

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc., (the “Company,” “Span,” “Span-America,” “we,” “us” or “our”), located in Greenville, SC, has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending October 3, 2015. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), a British Columbia corporation, located in Beamsville, Ontario, Canada is operated under the registered business name M.C. Healthcare Products (“M.C. Healthcare”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Span-Canada, its wholly-owned subsidiary. Significant inter-entity accounts and transactions have been eliminated.

Foreign Currency Translation

Span-Canada uses the Canadian dollar as its functional currency. The assets and liabilities of Span-Canada are translated into U.S. dollars at the fiscal quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity in “Accumulated Other Comprehensive Income/Loss.”

Revenue Recognition

We recognize revenue when goods are shipped and title passes to the customer. However, in the case of one customer relationship, at this customer’s request, we recognize revenue and title passes to the customer when the goods are produced.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU will supersede the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive in exchange for goods or services. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted after December 15, 2016, making it effective for our second quarter of the fiscal year beginning October 2018. We are currently evaluating the impact of adoption of this new standard on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Stock-Based Compensation

We measure and recognize expense for all stock-based compensation at fair value. We have granted options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options were granted. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. New shares of stock are issued upon the exercise of stock options. We do not have treasury stock. We have not made any stock option grants since fiscal year 2011.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of the Company’s financial instruments as of June 27, 2015 and September 27, 2014 grouped by the categories prescribed by the FASB:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:

June 27, 2015	$2,604,230	-	$2,604,230	-
September 27, 2014	$2,493,664	-	$2,493,664	-

3. INVENTORIES

	June 27,	September 27,
	2015	2014
Raw materials	$5,169,476	$5,476,050
Work in process	360,748	517,652
Finished goods	1,635,319	1,899,253
Reserve for obsolescence	(526,016)	(497,000)
	$6,639,527	$7,395,955

4. PROPERTY, PLANT AND EQUIPMENT

	June 27,	September 27,
	2015	2014
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,930,202	6,920,512
Machinery and equipment	9,282,420	8,975,185
Furniture and fixtures	491,079	490,479
Construction in process	18,417	17,985
Automobiles	11,144	11,313
	17,689,678	17,371,890
Less accumulated depreciation	(13,009,804)	(12,483,794)
	$4,679,874	$4,888,096

5. INTANGIBLES

	June 27,	September 27,
	2015	2014
Patents and trademarks	$2,187,953	$2,153,717
Trade names	366,037	404,129
Non-competition agreements	160,398	177,090
Customer relationships	2,690,581	2,970,574
	5,404,969	5,705,510
Less accumulated amortization	(2,993,357)	(2,845,250)
Net intangibles	$2,411,612	$2,860,260

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	June 27,	September 27,
	2015	2014
Cash value of life insurance policies - Note 2	$2,604,230	$2,493,664
Other	134,506	166,468
	$2,738,736	$2,660,132

7. PRODUCT WARRANTIES

We offer warranties of various lengths to our customers, depending on the specific product sold. If applicable, the warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs to be incurred under our warranties. The costs are estimated based on historical experience, any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers. Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed our current estimates. We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary. Changes in our product warranty liability for the nine months ended June 27, 2015 and June 28, 2014 are as follows:

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Accrued liability at beginning of period	$257,860	$318,824
Increase in reserve	197,850	91,954
Repairs and replacements	(164,681)	(158,258)
Accrued liability at end of period	$291,029	$252,520

8. REVOLVING CREDIT FACILITY

In May 2015, we renewed our revolving credit facility from a bank.  As part of the renewal, we extended the line for three years until April 30, 2018. The maximum principal amount we can borrow at any one time was reduced to $5.0 million. There is no longer an unused commitment fee charged for the credit facility. The previously included covenant that restricted dividend payments to 50% of net income was eliminated.

9. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$962,535	$378,053	$2,706,298	$1,934,864

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,991,192	2,961,128	2,976,994	2,944,653
Effect of dilutive securities:
Employee stock options	26,344	43,598	29,436	46,471
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	3,017,536	3,004,726	3,006,430	2,991,124

Net income per share of common stock:
Basic	$0.32	$0.13	$0.91	$0.66
Diluted	$0.32	$0.13	$0.90	$0.65

10. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales:
Medical	$11,663,716	$10,293,467	$35,602,295	$32,062,039
Custom products	4,149,758	2,957,518	10,965,471	10,750,752
Total	$15,813,474	$13,250,985	$46,567,766	$42,812,791

Operating profit (loss) before corporate expense:
Medical	$1,404,066	$756,035	$4,404,386	$2,927,520
Custom products	89,762	(61,915)	(255,893)	419,756
Total	1,493,828	694,120	4,148,493	3,347,276

Non-allocable corporate expenses	(175,626)	(131,116)	(561,430)	(438,470)
Operating income	1,318,202	563,004	3,587,063	2,908,806

Net non-operating income (expense)	64,333	13,049	302,235	35,058
Income before income taxes	$1,382,535	$576,053	$3,889,298	$2,943,864

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should,” “optimistic” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company, including Span-Canada, as described in (a) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, (b) other risks referenced in our Securities and Exchange Commission filings or (c) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Total sales for our third quarter of fiscal 2015 increased by 19% to $15.8 million compared with $13.3 million in the third quarter of last fiscal year due to higher sales volume within our medical and custom products segments.

Sales in the medical segment increased by 13% to $11.7 million in the third quarter this fiscal year compared with $10.3 million in the third quarter of fiscal 2014 due to increased sales from our M.C. Healthcare products and therapeutic support surfaces. In the custom products segment, third quarter fiscal 2015 sales increased 40% to $4.1 million compared with $3.0 million in the same quarter of fiscal 2014 as a result of higher sales volumes of consumer bedding products and specialty industrial products.

Net income for the third quarter of fiscal 2015 increased 155% to $963,000, or $0.32 per diluted share, compared with the third quarter of fiscal 2014 as the result of higher sales volume, a more profitable sales mix in the medical segment and lower rates of growth within our selling, R&D and administrative expense categories.

For the first nine months of fiscal 2015, net sales increased 9% to $46.6 million compared with $42.8 million in the same period last fiscal year. The year-to-date sales increase came primarily from our medical segment and to a lesser extent from our industrial product lines, which are part of the custom products segment.

Sales in the medical segment increased 11% to $35.6 million in the first nine months of fiscal 2015 compared with the same period in fiscal 2014 as a result of higher sales volumes from our therapeutic support surfaces and M.C. Healthcare products. Custom products sales for the first nine months of fiscal 2015 increased 2% to $11.0 million compared with the same period in fiscal 2014.

Net income for the first nine months of fiscal 2015 increased by 40% to $2.7 million, or $0.90 per diluted share, compared with $1.9 million, or $0.65 per diluted share, in the same period last fiscal year. The year-to-date earnings increase was the result of higher sales volume in the medical segment, particularly from our M.C. Healthcare products, and an increase in non-operating income as further described below.

Medical Sales – Third Quarter Fiscal 2015

Sales in the medical segment increased 13% to $11.7 million in the third quarter of fiscal 2015 compared with $10.3 million in the third quarter of fiscal 2014. The medical sales growth was the result of increased sales volume from our M.C. Healthcare products and therapeutic support surface product lines.

Sales of our M.C. Healthcare beds and related products showed significant growth in the third quarter. M.C. Healthcare sales increased by 39% to $3.3 million in the third quarter of this fiscal year compared with $2.4 million in the third quarter of last fiscal year. The M.C. Healthcare sales growth was broad-based across our most popular bed products but was led by our newest bed, the Encore®, which continues to be well-received among our customers.

Within our pressure management product lines, which consist of all medical product lines except the M.C. Healthcare products, third quarter sales increased by 6% to $8.4 million compared with $7.9 million in the third quarter of fiscal 2014. The increase came primarily from our therapeutic support surfaces and, to a lesser extent, from our Risk Manager™ bedside safety mat and our Selan® skin care products. Sales of therapeutic support surfaces, our largest product line, increased by 11% during the third quarter this fiscal year to $5.9 million compared with $5.3 million in the same quarter of fiscal 2014. Within the therapeutic support surface group, sales of our non-powered Geo-Mattress products were up by 20%, and sales of our powered products, including the newest PressureGuard® Custom Care® and Protocol® products, increased by 4% compared with the third quarter last fiscal year. Sales of all other pressure management products, including overlays, positioners and seating products, decreased by 8% during the third quarter to $2.0 million compared with $2.2 million in the same quarter last fiscal year. Competition in the markets for overlays and positioners has increased in recent years as these products have matured and become more commoditized, putting general downward pressure on our sales of these products.

Medical Sales – Year-to-Date Fiscal 2015

Medical segment sales in the first nine months of fiscal 2015 increased by 11%, or $3.5 million, to $35.6 million compared with $32.1 million in the first nine months of fiscal 2014. The fiscal year-to-date increase in medical sales occurred mainly among our M.C. Healthcare products where sales were up by 35%, or $2.4 million, to $9.3 million compared with $6.9 million in the first nine months of last fiscal year because of broad-based growth in sales of our beds and related products, led by higher volume of our new, advanced Encore® bed.

Sales in our pressure management medical product lines, which include all medical products except M.C. Healthcare, also grew in the first nine months of fiscal 2015, increasing by 4% to $26.3 million compared with $25.2 million in the first nine months of fiscal 2014. The year-to-date growth in sales of our pressure management products came entirely from our therapeutic support surfaces, our largest product line, where sales increased by 9% to $18.5 million compared with $16.9 million in the same period of fiscal 2014. Product leaders within the therapeutic support surface group included our newest products, the GeoMattress® Ultramax® as well as our PressureGuard® APM, Custom Care® and Protocol® support surfaces.

The sales growth from our M.C. Healthcare products and therapeutic support surfaces was partly offset by sales declines in most of our other medical product lines. Sales of mattress overlays, positioners and Selan® skin care products were down by 3%, 7% and 3%, respectively, because of slightly lower demand in the first nine months of this fiscal year compared with the same period in fiscal 2014. Sales of our Risk Manager™ fall protection mat decreased by 14% in the first nine months of fiscal 2015 compared with the same period in fiscal 2014 due to a decline in demand for this product in the first half of fiscal 2015, followed by an increase in Risk Manager sales in the third quarter of fiscal 2015. Finally, sales of our seating products decreased by 1% during the first nine months of fiscal 2015 compared to the same period in fiscal 2014.

Custom Products Sales – Third Quarter Fiscal 2015

The custom products segment consists of two main product lines: consumer bedding products and specialty industrial products. Total custom products sales increased by 40% in the third quarter to $4.1 million compared with $3.0 million in the third quarter of fiscal 2014. Most of the sales growth came from our consumer bedding products, which increased by 55% to $3.1 million compared with $2.0 million in the third quarter of fiscal 2014. The increase in consumer sales came almost entirely from regaining the business with a large retail customer that was lost for a period of time in fiscal 2014 as previously reported.

The other part of the custom products segment consists of our industrial product lines. The industrial business had another strong quarter, with sales increasing 8% to $1.0 million in the third quarter of fiscal 2015 compared with $933,000 in the same quarter of fiscal 2014. The industrial business has experienced solid sales growth for the last eight quarters as our regional manufacturing economy has been strong. Industrial sales growth in the third quarter of fiscal 2015 came from a combination of new and existing customers primarily in the automotive and packaging markets.

Custom Products Sales – Year-to-Date Fiscal 2015

Sales in the custom products segment for the first nine months of fiscal 2015 increased by 2% to $11.0 million compared with $10.8 million in the same period of fiscal 2014. The entire custom products sales increase occurred in our industrial product line where sales increased 11% in the first nine months of fiscal 2015 to $2.9 million compared with $2.7 million in the first nine months of fiscal 2014. Fiscal year-to-date sales of our consumer bedding products were down by 1% to $8.0 million compared with $8.1 million in the same period last fiscal year. Most of the year-to-date decrease in consumer sales occurred in the first quarter of fiscal 2015 and, as previously disclosed, was caused by the loss of a large retail customer in mid-fiscal year 2014. We regained the majority of this business late in our first quarter of fiscal 2015. Consequently, we had the regained business for only part of one month in the first quarter of fiscal 2015 compared with three full months in the first quarter of fiscal 2014.

Gross Profit

Our total gross profit level increased by 25% to $5.4 million in the third quarter this fiscal year compared with $4.3 million in the third quarter of fiscal 2014. Likewise, our gross margin percentage in the third quarter increased to 34.4% compared with 32.8% in the same quarter of fiscal 2014. The increases in gross profit dollars and gross margin percentage were the result of the $2.6 million growth in total sales volume in the third quarter this fiscal year compared with the same quarter of fiscal 2014.

The sales mix in the third quarter of fiscal 2015 resulted in higher gross margin percentages within both the medical and custom products segments. Our gross profit margin within the medical segment was higher in the third quarter this fiscal year compared with the same quarter of fiscal 2014 because of increased sales of our higher-margin therapeutic support surface products during the quarter. Our custom products segment was more profitable in the third quarter of fiscal 2015 because of a 40% increase in custom products sales volume during the quarter.

For the year-to-date in fiscal 2015, gross profit increased 10% to $15.9 million compared with $14.4 million in the same period of fiscal 2014. Our gross margin percentage for the first nine months of fiscal 2015 increased slightly to 34.1% from 33.6% in the same period of fiscal 2014. The changes in fiscal year-to-date gross profit and margin were the result of an 11% increase in medical sales and a 2% increase in custom products sales during the period. Our medical sales, which are generally more profitable than custom products sales, made up 76% of total sales in the first nine months of fiscal 2015 compared with 75% of total sales in the same period of fiscal 2014.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased by 7% to $2.7 million at the end of the third quarter of fiscal 2015 compared to $2.5 million in the third quarter of fiscal 2014 as the result of higher commission, shipping and marketing expenses. For the first nine months of fiscal 2015, selling and marketing expenses increased 6% to $8.1 million compared with $7.6 million in the same period of fiscal 2014 mostly as a result of higher commissions and incentive compensation related to increased sales in the medical segment and higher marketing expenses in the custom products segment.

Research and development expenses increased 10% to $282,000 during the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014. For the year-to-date in fiscal 2015, research and development expenses increased 7% to $878,000 compared with the same period of fiscal 2014. The increases in research and development expenses for both the third quarter and fiscal 2015 year-to-date periods were mainly the result of increases in costs for new-product development projects in the medical segment.

General and administrative expenses increased 13% to $1.1 million in the third quarter of fiscal 2015 compared with $1.0 million in the third quarter of fiscal 2014. For the year-to-date in fiscal 2015, general and administrative expenses increased 9% to $3.3 million compared with $3.0 million in the same period of fiscal 2014. The increases in general and administrative expenses for the quarter and fiscal year-to-date were due to higher costs in the categories of incentive and other compensation, property/casualty insurance and medical benefits, combined with lower income from cash value of life insurance.

Operating Income

Operating income for the third quarter of fiscal 2015 increased by 134% to $1.3 million compared with $563,000 in the third quarter of fiscal 2014. The increase in operating income was the result of a 19% increase in sales volume combined with lower rates of increase in selling, research and development, and administrative expenses as described above. For the first nine months of fiscal 2015, operating income increased 23% to $3.6 million compared with $2.9 million in the first nine months of fiscal 2014. The fiscal year-to-date increase in operating income was the result of higher sales volume during the period.

Non-Operating Income and Expenses

Net non-operating income in the third quarter of fiscal 2015 increased to $64,000 compared with $13,000 in the same quarter of fiscal 2014. The current quarter’s non-operating income consisted primarily of a realized foreign currency gain of $65,000.

For the first nine months of fiscal 2015, net non-operating income increased to $302,000 compared with $35,000 in the same period of fiscal 2014. The fiscal year-to-date non-operating income consisted of realized foreign currency gains of $263,000 and a gain on the sale of assets of $47,000. The foreign currency gains were the result of the strengthening of the U.S. dollar versus the Canadian dollar during the year-to-date period. The gain on the sale of assets was related to the sale of assets associated with the Secure I.V. business that was discontinued several years ago.

Net Income and Dividends

Net income for the third quarter of fiscal 2015 increased by 155% to $963,000, or $0.32 per diluted share, compared with $378,000, or $0.13 per diluted share, in the third quarter of fiscal 2014. The increase in net income was primarily the result of a 19% increase in sales volume, a slightly more profitable sales mix in the medical segment and lower rates of growth in operating expenses during the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014.

Net income for the first nine months of fiscal 2015 increased by 40% to $2.7 million, or $0.90 per diluted share, compared with $1.9 million, or $0.65 per diluted share, for the same period in fiscal 2014. The increase in earnings for the first nine months of fiscal 2015 was mainly the result of higher sales volume in our medical segment, particularly from our M.C. Healthcare products, and an increase in non-operating income as described above.

During the first nine months of fiscal 2015, we paid dividends of $4.3 million, or 159% of net income for the period, which consisted of three regular quarterly dividends of $0.15 per share and one special dividend of $1.00 per share. During the same period last fiscal year, we paid dividends of $1.2 million, or 64% of net income for the period, which represented three regular quarterly dividends of $0.14 per share.

At their meeting on July 28, 2015 (following the close of the third quarter), the Board increased our regular quarterly dividend by 6.7% to $0.16 per share from $0.15 per share and declared a quarterly dividend of $0.16 per share to be paid on September 3, 2015 to shareholders of record on August 18, 2015.

Our revolving credit agreement in effect at the time we paid the special dividend noted above contained restrictions regarding the payment of dividends under certain circumstances. The lending bank waived any event of default in connection with the $1.00 per share special dividend paid during the first nine months of fiscal 2015. In May 2015, we modified and renewed the agreement, and the renewed agreement excluded the restriction regarding dividend payments.

Outlook

We expect that our sales and earnings for the fourth quarter of fiscal year 2015 will be higher than they were in the fourth quarter of fiscal 2014 due to anticipated increases in medical and custom products sales volumes during the remainder of fiscal year 2015. We expect demand for our M.C. Healthcare products to continue to be strong during the fourth quarter, while sales of our therapeutic support surfaces and other medical products are likely to have more modest growth. In addition, we expect increases in consumer sales volume in the fourth quarter of fiscal 2015 compared with the same period last fiscal year as a result of regaining the majority of the retail business that we lost in February 2014. We also expect continued growth in sales of industrial products during the remainder of fiscal 2015 due to healthy regional manufacturing among our industrial customer base.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of fiscal 2015 increased 31% to $4.0 million, compared with $3.1 million in the first nine months of fiscal 2014. The majority of the increase was the result of our 40% rise in net income during the first nine months of fiscal 2015 compared with the same period of fiscal 2014. Although we had significant changes in our working capital accounts that affected operating cash flow during the period, these changes largely offset one another, leaving earnings growth as the main reason for the increase in operating cash flow in the first nine months of fiscal 2015. Our primary uses of cash during the first nine months of fiscal 2015 were dividend payments of $4.3 million and equipment purchases of $505,000. These uses were funded from a combination of cash on hand and cash provided by operations during the period.

Working capital decreased by 7% to $15.4 million at the end of the third quarter of fiscal 2015 compared with $16.6 million at fiscal year-end 2014. Likewise, our current ratio at the end of the third quarter of fiscal 2015 decreased to 3.7 from 4.7 at fiscal year-end 2014. Although we had significant changes in our current assets, these changes largely offset one another, leaving an increase in current liabilities as the main cause of the decrease in working capital and current ratio. The increase in current liabilities resulted from an increase in accounts payable due to the timing of inventory purchases and an increase in accrued income taxes payable.

Accounts receivable, net of allowances, increased by $1.7 million, or 28%, to $7.5 million at the end of the third quarter of fiscal 2015 compared with $5.9 million at the end of fiscal 2014 due to the increase in medical and custom products sales volumes in the third quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014. Our average collection time for trade accounts receivable during the first nine months of fiscal 2015 was 41.3 days compared with 43.0 days for the full fiscal year 2014. All of our accounts receivable are unsecured, except for certain receivables of M.C. Healthcare that are insured under the terms of an insurance policy.

Inventory decreased by $756,000, or 10%, to $6.6 million at the end of the third quarter of fiscal 2015 compared with $7.4 million at fiscal year-end 2014. The inventory decline was mainly the result of a significant increase in sales of M.C. Healthcare products during the first nine months of fiscal 2015 as well as an increase in sales of consumer bedding products in the third quarter of fiscal 2015. The decrease in inventory levels occurred in all categories in the medical segment. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 5.8 times for the first nine months of fiscal 2015 compared with 5.4 times for the full year of fiscal 2014.

From the end of our 2014 fiscal year to the end of the third quarter of fiscal 2015:

●	Prepaid expenses decreased by 20% to $607,000 from $761,000 primarily due to the receipt of an income tax refund which was partially offset by pre-payments for certain raw material purchases;

●	Net property, plant and equipment decreased by $208,000, or 4%, to $4.7 million primarily as a result of depreciation expense of $646,000 and equipment purchases of $505,000;

●

Net intangibles decreased by $449,000, or 16%, to $2.4 million primarily as a result of amortization expenses of $249,000 and foreign currency translation losses from fluctuations in the U.S.-Canadian currency conversion;

●	Other assets increased by 3% to $2.7 million as a result of an increase in the cash value of life insurance policies;

●

Accounts payable increased 21% to $3.0 million from $2.5 million primarily as the result of higher sales volume and the associated raw material purchases in the last month of the third quarter of fiscal 2015 compared with the last month of the fourth quarter of fiscal 2014; and

●

Accrued and sundry liabilities increased by $711,000, or 35%, to $2.8 million due primarily to increases in accruals for incentive compensation and income taxes during the first nine months of fiscal 2015.

At June 27, 2015, we had no amounts outstanding under our revolving credit agreement. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5 million with a maturity date of April 30, 2018. The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit agreement includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank. Also, our subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in acceleration of the term of the credit agreement. The lending bank has waived any events of default in connection with our declaration and payment of regular quarterly and special dividends during fiscal year 2014 and during the first nine months of fiscal 2015. In addition, the amended credit agreement no longer contains the covenant restricting us from paying dividends.

In November 2007, we announced a program to repurchase up to 138,772 shares of our outstanding common stock. In February 2009, our Board of Directors (our “Board”) expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program through June 27, 2015, and we are authorized to repurchase an additional 70,903 shares in the future. We did not repurchase any of our equity securities during the first nine months of fiscal 2015. Our Board may suspend or discontinue the repurchase program at any time.

We believe that funds on hand, funds generated from operations and funds available under our revolving line of credit are adequate to finance normal operations and planned capital expenditures during fiscal 2015 and for the foreseeable future. However, we do not expect to need to rely on the line of credit to have adequate operating liquidity for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first nine months of fiscal year 2015 and was consequently a minor factor in our operations for the period. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first nine months of fiscal year 2015, our realized foreign currency exchange gain was $263,000, compared with a gain of $44,000 in the first nine months of fiscal 2014. The increase in foreign currency gain was caused by the strengthening of the U.S. dollar versus the Canadian dollar during the first nine months of fiscal 2015.

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

As of June 27, 2015, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the nine months ended June 27, 2015, cash value of life insurance increased by 4%, creating non-cash income of approximately $108,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). Interest is payable monthly. An increase in interest rates would have a negative impact on our financial condition and earnings to the extent that we have outstanding borrowings under our credit facility. The degree of impact would vary depending on, among other factors, the level of borrowings. We had no amounts outstanding under our credit facility as of June 27, 2015. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by approximately $10,000 per year.

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

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. For the first nine months of fiscal 2015, our net realized foreign currency exchange gain was $263,000, compared with a gain of $44,000 in the first nine months of fiscal 2014. Based on the exchange rate in effect on June 27, 2015, for every 1% increase in the value of the Canadian dollar compared to the U.S. dollar our total assets would have increased by approximately $107,000, and our total liabilities would have increased by approximately $12,000 for a net change of approximately $95,000.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2015, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 27, 2015. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during the fiscal quarter ended June 27, 2015. In November 2007, our Board authorized the Company to repurchase up to 138,772 shares of our common stock. In February 2009, our Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. We have repurchased 167,869 shares under this program through June 27, 2015, and we may yet repurchase an additional 70,903 shares. Our Board may suspend or discontinue the repurchase program at any time.

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

Date: August 11, 2015