Form 10-K
period 2015-10-03
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2016-01-04
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 3, 2015 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $48,870,148.

The number of shares of the registrant’s common stock, no par value, outstanding as of December 28, 2015 was 2,725,468.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement for the annual shareholders’ meeting to be held February 25, 2016 are incorporated by reference into Part III.

PART I

Item 1. Business

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company,” “Span-America” or “we”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should,” “optimistic” and “expects,” and are based on the Company’s current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include, but are not limited to, the “Risk Factors” described in Item 1A. below, other risks referenced from time to time in our other Securities and Exchange Commission (“SEC”) filings, or other unanticipated risks. We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Background

Span-America was incorporated under the laws of the state of South Carolina on September 21, 1970. We manufacture therapeutic support surfaces, medical bed frames, patient positioners, mattress overlays and wheelchair cushions for the medical market. We sell but do not manufacture skin care products, fall protection products and in-room furniture used mainly in the long-term care portion of the medical market. We also manufacture foam mattress pads and pillows for the consumer bedding market as well as a variety of custom designed foam products for the industrial market.

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

We entered the replacement mattress segment of the medical market in 1992 by acquiring certain assets of Healthflex, Inc., including its PressureGuard® II therapeutic support surface. We have since significantly expanded the PressureGuard product line and have added the Geo-Mattress® product line to provide a broad line of therapeutic support surfaces that we sell direct and through distributors primarily to long-term care facilities and, to a lesser extent, acute care hospitals and home health care dealers throughout the United States and Canada.

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

Our products are distributed primarily in the United States and Canada and, to a lesser degree, in several countries outside North America. Total net sales during fiscal year 2015 were $64.3 million. Total net sales outside the United States during fiscal 2015 were approximately $7.8 million, or 12.2% of our total net sales. The majority of our sales outside the United States occurred in Canada. See Note 18 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Industry Segment Data

Please See Note 18 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information on industry segment data and revenues from foreign sales. The table below sets forth sales of each of our product lines and segments as a percentage of our total sales for fiscal years 2015, 2014 and 2013.

	Percentage of Total Sales
Medical Segment	2015	2014	2013
Therapeutic support surfaces	39%	40%	34%
Medical bed frames	17%	15%	13%
Patient positioners (Span-Aids)	5%	6%	4%
Mattress overlays	4%	5%	4%
Seating products	3%	4%	3%
Skin care products	2%	2%	2%
In-room furnishings	2%	1%	1%
Fall protection products	1%	2%	2%
Other medical products	1%	1%	1%
Medical total	74%	76%	64%

	Percentage of Total Sales
Custom Products Segment	2015	2014	2013
Consumer bedding	20%	18%	32%
Industrial products	6%	6%	4%
Custom Products total	26%	24%	36%

Medical

Span-America’s principal medical products consist of therapeutic support surfaces (which consist of non-powered and powered therapeutic support surfaces), medical bed frames, patient positioners, polyurethane foam mattress overlays, seating products, Selan® skin care and fall protection products. We also sell tables and related in-room furnishings for use in long-term care facilities. We sell these products primarily in North America to customers in the major segments of the health care market, including long-term care facilities, acute care hospitals and home health care providers.

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

Non-powered Therapeutic Support Surfaces. In 1997, we introduced the Geo-Mattress Max, Plus, and Pro models of foam therapeutic support surfaces. In early 1999, we extended the product line with the release of the Geo-Mattress with Wings®, which has been a contributor to overall Geo-Mattress sales. The Wings support surfaces feature raised perimeter bolsters on each side designed to reduce the chances of patients rolling out of bed or becoming entrapped between the edge of the therapeutic support surface and the bed’s side rails. We added a second line extension, the Geo-Mattress Atlas®, in December 2000 to address the needs of heavier patients. In 2010, the Company launched the Geo-Mattress® UltraMax™, our most highly engineered Geo-Mattress model to date.  Developed primarily for the acute care market, the UltraMax incorporates several proprietary design features, including three-dimensional zoning, an ultra-resilient torso section, and a shear-reducing, bi-directional stretch cover. Together, these premium features allow the UltraMax to deliver a level of support, comfort, and effectiveness that exceeds even the most rigorous challenges of the acute care environment.

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

We introduced The Topper MicroEnvironment Manager™ in 2015 as the company’s first completely reusable powered air coverlet for management of excess heat and moisture within the microenvironment surrounding the patient. The Topper is powered by the same, patented Air Diffusion Matrix™ technology first pioneered in our microclimate management support surfaces, including the PressureGuard Easy Air, Custom Care and Protocol products. The system provides a gentle flow of air directly to the underside of its highly vapor permeable top layer, carrying away excess moisture vapor to help protect vulnerable skin. The Topper is fluid resistant, anti-fungal and bacteriostatically treated.  It is designed to be easily wiped clean and disinfected in place using standard hospital-grade solutions.  Alternatively, the top layer can be unzipped and machine washed, and the inner air delivery layer can be accessed for wipe-down cleaning and disinfecting if desired.

We sell most of the powered products in the PressureGuard product line to long-term care facilities, usually through our distributors, and to home health care equipment dealers for daily rental in the home care market. We also sell the PressureGuard products in the acute care market, but in smaller quantities than in the long-term care and home care markets.

Bed Frames and Furniture. Through our M.C. Healthcare subsidiary, we manufacture and market the Advantage and Rexx series medical bed frames and related products.  These medical beds, collectively branded as the “Q Series,” are designed primarily for the long-term care market and incorporate various industry-leading features, options and accessories that can be configured to meet individual customer needs.  In addition, we serve as a distributor of bedside furniture, chairs, tables and over-bed tables for use in long-term care facilities.  Approximately 69% of M.C. Healthcare sales for fiscal year 2015 were exported to the U.S., and the remaining 31% were sold in Canada.

During the latter part of 2013, we introduced a new, premium bed for long-term and sub-acute care settings called the Encore™ resident care bed. The Encore is outfitted with a variety of advanced performance features for enhanced patient and caregiver safety and ergonomics. Chief among these is GlideAlign™ retractable deck technology, which helps maintain users’ relative positioning to bedside furniture when the head of the bed is elevated.  Encore also includes ReadyWide™ integrated expansion, which allows tool-less, pin-less expandability to 42” wide, a platform that is in demand among care providers. Encore also features Smart Stop™ low position auto pause, which is designed to help reduce the risk of patient falls and other hazards.

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

Skin Care Products. We also market the Selan® line of skin care creams and lotions under a license agreement with Nipro Consumer Healthcare, Inc., DBA P.J. Noyes Company. The products, which are manufactured by P.J. Noyes, are used for cleaning, moisturizing and protecting patients’ skin and are sold primarily in long-term care and acute care settings. The initial term of our license agreement with Nipro Consumer Healthcare will end on December 31, 2015; however, the agreement automatically extends for additional one-year periods unless either party gives the other six months advance written notice of non-renewal.

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

Availability of our Medical Products from Durable Medical Equipment Distributors. Although our medical products are most commonly used in long-term care facilities and, to a lesser extent, in acute care facilities, all of our medical products described above are also available for sale to retail customers through durable medical equipment distributors specializing in the sale of medical products to the general public at retail for individual use.

Distributor and Private-Label Manufacturing Relationships. We sell our medical products to many customers of varying sizes. We also sell our branded medical products to several medical products distributors which resell our products to acute care hospitals and long-term care facilities throughout North America. We believe our relationships with these distributors are good. However, the loss of one or more of these distributors could have a material adverse effect on our business. Sales to our largest medical distributor, McKesson, made up approximately 24% of net sales in the medical segment during fiscal 2015. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Custom Products

Span-America’s custom products segment includes two major product lines: consumer bedding products and various engineered industrial products. Our consumer product line consists primarily of convoluted and contour-cut mattress overlays and specially designed pillows for the consumer bedding market. Our distribution agreement for consumer products was assigned from Louisville Bedding Company to Hollander Home Fashions (“Hollander”) on May 24, 2013 as a result of the sale of Louisville Bedding’s utility bedding retail business to Hollander. The agreement would have expired in December 2015, but it automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Neither party provided the other with the requisite notice of intent not to renew the marketing and distribution agreement. The next renewal anniversary is December 2018. Louisville Bedding was the distributor of our consumer foam products from March 1999 through May 2013. The transition from Louisville Bedding to Hollander went smoothly, and we are working with Hollander under the same general terms and conditions as we did with Louisville Bedding.

Our industrial product line consists of custom engineered foam products used in a variety of markets, including the automotive, packaging, durable goods, electronics and water sports equipment industries. Our largest industrial customers manufacture automobiles and specialty packaging products. Most of our industrial products are made to order according to customer specifications and are sold primarily in the southeastern United States.

In fiscal 2015, approximately 29% of our total custom products sales were distributed through Hollander. Also in fiscal 2015, approximately 40% of our total custom products sales were distributed through another consumer distributor, Sinomax USA Inc. (“Sinomax”). The loss of either of these relationships could have a material adverse effect on our business. See Item 1A. “Risk Factors” below for more information regarding our relationships with large customers.

Research and Development

Span-America’s expenditures for research and development for the last three fiscal years are set forth in the following table:

	Research and Development Expense
	2015	2014	2013
Medical	$1,137,000	$1,068,000	$1,178,000
Custom products	-	4,000	46,000
Total R& D expense	$1,137,000	$1,072,000	$1,224,000

Please see information under the heading “Results of Operations Fiscal 2015 vs. 2014,” “Selling, Research & Development and Administrative Expenses” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on research and development expenses.

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

Chief competitors include Hill-Rom Holdings, Inc. (Hill-Rom), ArjoHuntleigh, Invacare Corporation, Joerns Healthcare, Inc., and Medline Industries, Inc. These competitors use combinations of their own sales representatives and manufacturer’s representatives to sell nationwide directly to hospitals, distributors, long-term care facilities and original equipment manufacturers.

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

Several of the primary competitors in the long-term care market for medical beds and related in-room furniture are the same as those in the support surfaces segment. These include Joerns Healthcare, Invacare Corporation, Hill-Rom, Medline and GF Health Products. These competitors are larger than Span Medical Products Canada and use their own sales forces, manufacturer's representatives, distributors, durable medical equipment dealers or a combination thereof to sell their products to acute care facilities, long-term care facilities or to the general public at retail for individual use.  While the acquired M.C. Healthcare operation has historically been smaller than its major competitors, we believe the product line has a reputation for high quality, innovative features and excellent customer service.

Custom Products. In the custom products segment, we routinely encounter significant competition for our mattress pad and pillow products. The competition for traditional polyurethane foam products is principally based on price, which is largely determined by foam density and thickness. However, competition also exists due to variations in product design and packaging. There are presently a number of companies with the manufacturing capability to produce similar bedding products. Our primary competitors in this market are Sleep Innovations, Inc., E.R. Carpenter Company and Sinomax, all of which are larger and have greater resources than Span-America.

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

We believe that our competitive advantages in the custom products segment include our distribution relationships with Hollander and Sinomax, innovative product designs, manufacturing and foam fabrication capabilities, low cost manufacturing processes and responsiveness to customer requirements.

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

Major Customers

Sales to McKesson Corporation, one of our medical distributors, during fiscal 2015 made up approximately 18% of our total net sales and approximately 24% of sales in the medical products segment. Sales to the United States Department of Veterans Affairs made up approximately 8% of our total net sales and approximately 11% of net sales in the medical products segment during fiscal 2015.

We have significant relationships with two distributors for our consumer foam products. Sales to Hollander during fiscal 2015 made up approximately 7% of our total net sales and approximately 29% of sales in the custom products segment. Sales to Sinomax during fiscal 2015 made up approximately 10% of our total net sales and approximately 40% of sales in the custom products segment.

See “Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships” above and Note 17 – Major Customers and Note 18 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements below for more information on major customers. The loss of any of these major customers could have a material adverse effect on our business.

Seasonal Trends

Seasonal trends within our medical segment are generally not material to our operations. However, we periodically have significant seasonal fluctuations within our custom products segment. The custom products segment consists of our consumer and industrial product lines. We occasionally experience significant fluctuations within our consumer bedding products due to seasonal promotions with our retail customers. Historically, these consumer promotions have commonly occurred during our first and fourth fiscal quarters, ending in December and September, respectively. The consumer products promotions are arranged on a case-by-case basis with our retail customers and our marketing partners, Hollander and Sinomax. Consequently, it is possible to have multiple promotions within a fiscal year or none at all, depending on market and competitive conditions. We have not experienced significant seasonal fluctuations in our industrial product line.

Patents and Trademarks

Span-America holds 19 United States patents and seven foreign patents relating to various components of our beds, therapeutic support surfaces and seating products for the medical segment. We also have also filed 10 additional patent applications, which are currently pending. We believe that these patents are important to our business. However, while we have a number of products covered by patents, there are competitive alternatives available, sales of which are not restricted by our patents. Therefore, we do not rely solely on our patents to maintain our competitive position in our various markets.

Our principal patents include those on our PressureGuard and seating products. The PressureGuard patents have remaining lives ranging from one to six years with additional patents pending. The seating patents have remaining lives ranging from two to three years. We believe the expiration of these principal patents would not have a material adverse effect on our business.

We hold 41 federally registered trademarks and 13 foreign trademark registrations primarily within our medical segment, including Span-America, Span-Aids, Geo-Matt, Geo-Mattress, PressureGuard, Custom Care and Encore. We also have 15 trademark registration applications presently pending. We believe that these trademarks are readily identifiable in their respective markets and add value to our product lines.

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

As of October 3, 2015, we had unshipped (or open) orders of approximately $7.2 million, which represented a 213% increase compared with our open orders of $2.3 million at fiscal year-end 2014. Our open orders were much higher at fiscal year-end 2015 because of a large seasonal promotion for consumer products that was completed in November 2015. We expect to fill all orders open as of October 3, 2015 in the 2016 fiscal year.

Employees

We had 261 full-time employees as of October 3, 2015 (202 in the United States and 59 in Canada). Of these employees, 174 were manufacturing personnel. Span-America is not a party to any collective bargaining agreement in the United States and has never experienced an interruption or curtailment of operations due to labor controversy.

The manufacturing employees of M.C. Healthcare, located in Beamsville, Ontario (36 employees at October 3, 2015) are members of the Sheet Metal Workers’ International Association, Local Union #540 (the “Union”), whose employment is governed by a Collective Agreement with the Union that was assumed by operation of Canadian labor law by our Canadian subsidiary in connection with the asset acquisition. This Collective Agreement will expire by its terms on October 31, 2018. We believe that our relations with our employees are good in both the United States and Canada.

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

We are certified as an ISO 9001 and ISO 13485 supplier for our PressureGuard therapeutic support surface products from our Greenville, South Carolina plant. ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality-system requirements that can be used by a supplier to demonstrate its capability and for the assessment of the capability of a supplier by external parties. Compliance with ISO standard 13485 is required by Health Canada for all Class II medical devices sold there. All of our powered therapeutic support surfaces for the health care market are considered Class II medical devices. The certification is subject to reassessment at six-month intervals. We have maintained our certification based on the results of ISO audits conducted during fiscal year 2015.

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

Item 1A. Risk Factors

The loss of a key distributor or customer in the Company’s medical or custom products segments could cause a rapid and significant sales decline, which would likely result in a material decline in earnings. Many of our medical products are sold through large national distributors in the United States and Canada. We do not maintain long-term distribution agreements with most of these distributors. Instead, we supply them based on purchase orders that are issued by the customers on a daily or weekly basis. With minimal notice, either party can generally end these supplier-customer relationships. It is also possible that a non-participating distributor may acquire one or more distributors with whom we have a relationship, at which time the survivor corporation may decide to terminate the relationship. Consequently, if a large customer or distributor decided to discontinue purchasing our products, our sales and earnings could quickly decline. Our largest customer in the medical segment is McKesson Corporation, which represented 24% of our sales in the medical segment during fiscal 2015.

Historically, our consumer bedding products have been sold through our distributor, Hollander, under a marketing and distribution agreement that would have expired in December 2015. The agreement automatically renews for successive three-year terms unless either party provides notice of its intent not to renew at least 60 days prior to the expiration date. Neither party provided the other with the requisite notice of intent not to renew the marketing and distribution agreement. The next renewal anniversary is December 2018. Sales to Hollander accounted for approximately 7% of our total net sales during fiscal 2015 and 29% of our sales in the custom products segment.

In the first quarter of fiscal 2015, we began shipping consumer products to a major consumer retailer through a different distributor, Sinomax. Hollander verbally consented to the separate distribution channel for this retailer. Sales to Sinomax accounted for approximately 10% of our total net sales during fiscal 2015 and 40% of our sales in the custom products segment. There can be no assurance that sales through the new distributor will continue, that the Hollander agreement will be renewed in the future, that Hollander’s consent to the alternative distribution channel will not be withdrawn or that Hollander would not otherwise object to our alternative distribution channel. If we were forced to choose between one of these two distributors in the future, lost our relationship with either distributor or were found to be in violation of our obligations under our marketing and distribution agreement with Hollander, there could be a material adverse effect on our sales and earnings.

For more information on major customers and information on our business segments, see the discussions under Item 1. “Business – Industry Segment Data – Medical – Distributor and Private-Label Manufacturing Relationships,” Item 1. “Business – Industry Segment Data – Custom Products,” Item 1. “Business – Major Customers,” Note 17 – Major Customers and Note 18 – Operations and Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements.

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

Within our custom products segment, we have from time to time participated in several limited time, seasonal promotions of our consumer products. These promotions had the effect of temporarily increasing our sales and earnings during the periods the promotions took place. The promotions are conducted primarily at the sole discretion of our retail customers and therefore may or may not recur in future periods. While we benefit from these promotions when they take place, if similar promotions do not recur in future comparative periods, or if the quantities ordered or prices accepted are less than the comparable prior-year period, it creates an unfavorable sales and earnings comparison with prior-year periods. This situation might obscure or overshadow more gradual favorable changes, or less dramatic unfavorable changes, in our ordinary course of business, which we believe more accurately reflects the long-term financial health of our business.

Possible downturns in the U.S. economy combined with uncertainties about health care reform and tax policy could cause our sales to decline, which in turn could have a material negative effect on our earnings. The largest volume product lines within our medical segment are our lines of therapeutic support surfaces, which consist of our PressureGuard and Geo-Mattress products as well as our private-label support surfaces, and our lines of medical beds for the long-term care market. These products are generally considered by us and our customers to be capital purchase items instead of consumable supplies. We believe that purchases of these capital goods are more easily postponed during business downturns than purchases of consumables. Consequently, sales of our support surfaces and medical beds are likely to be more sensitive to general economic weakness than other medical product lines in our business. Also, uncertainties about federal and state tax policy, interest rate projections and the full implementation of health care reform could cause our customers to delay, reduce or cancel capital expenditure plans, which could slow sales particularly within our support surface and medical bed product lines. Therapeutic support surface sales made up 39% of total Company sales during fiscal 2015 and increased 14% during the year compared with fiscal 2014. Sales of medical beds, which resulted from the M.C. Healthcare acquisition, made up 17% of total Company sales during fiscal 2015. Sales of therapeutic support surfaces and medical beds could decline if economic conditions worsen or if health care reform and changes in tax policy result in reduced demand from our customers.

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

Since our therapeutic support surfaces and medical bed products are considered to be capital purchases by our customers, some customers may have to borrow all or a portion of the funds necessary to purchase our products. In this event, the current and projected levels of interest rates may, if such rates are increasing or are projected to increase, have a material adverse effect on the customers’ order quantities and our resulting sales to those customers.

If some or all of our medical products were determined to be subject to the medical device excise tax imposed by the Affordable Care Act, there could be a material adverse effect on our net income. Beginning January 1, 2013, the Affordable Care Act imposed a 2.3% excise tax on sales of products defined as “medical devices” by the regulations of the U.S. Food & Drug Administration (the “FDA”) unless the products fit within certain exemptions enumerated in the Affordable Care Act. We believe that all of our medical products except for Selan® skin care products are “medical devices” within the meaning of the FDA regulations. We also believe that our medical products are exempt from the excise tax because our interpretation is that they meet the definition that is commonly referred to as the “Retail Exemption.” The Retail Exemption provision allows an exemption for medical devices of a type that can be purchased by the general public at retail for individual use if (1) the device is regularly available for purchase and use by individual consumers who are not medical professionals, and (2) the device’s design demonstrates that it is not primarily intended for use in a medical institution or office or by medical professionals. While we believe all of our medical products are exempt, the Retail Exemption is based on a facts-and-circumstances inquiry into numerous factors listed in the Affordable Care Act rather than a “bright line” standard. If some or all of our medical products were found to be medical devices subject to the excise tax, we could incur material tax expenses on our sales of medical devices which could have a material adverse effect on our earnings and financial condition. Our medical sales excluding Selan totaled $46.6 million in fiscal 2015, $41.1 million in fiscal year 2014 and $35.6 million in the nine-month period from January 2013 (when the tax became effective) through our fiscal year ended in September 2013. If the excise tax were found to apply to all of our medical products (other than Selan products), our additional tax expense would be approximately $1,071,000 for fiscal year 2015, $945,000 for fiscal year 2014 and approximately $819,000 for the nine-month period from January 2013 through September 2013. Of course, actual future sales levels and the amount of any applicable excise tax would vary.

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

Prior to the acquisition, Span-America had no material foreign exchange risk. As a result of the acquisition, we now manufacture and sell products in both the U.S. and Canada. Revenues and costs are incurred in both U.S. and Canadian dollars. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. These foreign exchange gains or losses could have a material effect on our results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Exchange and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information on foreign exchange risk.

The M.C. Healthcare acquisition resulted in additional goodwill of approximately $2.5 million. We evaluate this goodwill at least annually for possible impairment. If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impairment of Goodwill and Note 5 – Goodwill in the Notes to Consolidated Financial Statements for more information on goodwill impairment.

Our medical business could lose sales volume or could have a lower sales growth rate as a result of government reimbursement changes in the medical market. A number of our medical products are eligible for reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). We receive no direct reimbursements from CMS, but our customers often submit reimbursement requests to CMS. For example, we sell therapeutic support surfaces to long-term care facilities, which, in many cases, receive reimbursements from CMS for the care and treatment of the patients in these facilities. If the CMS reimbursement rates are reduced, the demand for our medical products that are covered by CMS could decrease, and depending on the size of the rate reduction, such reduction could have a material adverse impact on our earnings.

Our earnings could be negatively affected by raw material cost increases that we are unable to recover through sales price increases. The cost of polyurethane foam represented approximately 34% of our total cost of goods sold in fiscal 2015. An increase in foam raw material costs that we are not able to pass through to our customers by increasing prices could have a significant negative effect on our profitability. Besides polyurethane foam, our other major raw material categories include therapeutic support surface covers made of various water-proof fabrics, vinyl bags, vinyl air cylinders, electronic components for medical beds and support surfaces, motors, pneumatic pumps, blowers, corrugated boxes, bed positioning actuators, steel and metal stampings. Raw materials are our single largest cost category, representing approximately 72% of our total cost of goods sold in fiscal 2015. Cost increases in these raw materials could have a significant adverse effect on earnings if we are unable to recover the higher costs through sales price increases or operating expense reductions.

Changes in applicable laws or increased government regulations to limit carbon dioxide and other greenhouse gas emissions, as a result of concern over climate change, may result in increased raw material costs or other costs, which would negatively affect our profitability.

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

Loss of key personnel, and/or our inability to attract qualified personnel including qualified hourly production personnel, may limit our ability to grow and reduce our ability to compete. We are committed to the idea that the people engaged in working for the Company are our strongest and best resource. Most recently, it has been difficult to find and retain qualified production personnel in Greenville. If we are unable to attract and retain production personnel, then production of our products could be compromised. We believe that our relationship with our employees is good, but in the event of a significant work slowdown or work stoppage, our sales and profitability would be materially adversely affected.

Our sales volume could decline in the event other devices or pharmaceuticals are determined to be more effective than our products for the prevention and treatment of pressure ulcers. Our therapeutic support surfaces are designed and indicated for the prevention and treatment of pressure ulcers. In the event that other devices or pharmaceuticals are demonstrated to be superior to our therapeutic support surfaces in the prevention and treatment of pressure ulcers, and if we are unable to respond to the challenge with our own new products of the superior type, then we could experience a material sales and profitability decline.

Our ability to compete effectively in the medical market is dependent on a continuous stream of innovation in the form of new, more medically effective and more cost effective new products. Our product development results are very important in maintaining and expanding our competitive position in the medical marketplace. If for whatever reason, including loss of key personnel, regulatory setbacks or delays, lack of adequate financial resources, the inability to access needed technologies due to such technologies being subject to intellectual property ownership by others, a key product development not meeting performance requirements, premature product obsolescence and other factors, we are unable to keep up the rate of new product design and development, our competitive position in the marketplace could be compromised resulting in a decrease in sales and earnings.

One of the key strengths of our Company is its sales organization, including field sales representatives and specialists, and such strength is dependent on the continuity of our sales organization. Loss of a significant portion of our sales organization, be it to our direct competition, other medical device companies, our inability to keep up competitive compensation, illnesses, retirement or other factors, could have a material adverse effect on our sales level or our rate of sales increase.

We are dependent on our suppliers, particularly our foam suppliers, to have the ability to meet our needs on a timely basis for raw materials used in our products. In the event our suppliers, particularly our foam suppliers, cannot respond on time to our orders for raw materials, or in the event one or more key suppliers go out of the business, we may incur backorders and in turn may not be able to produce our products in time to fill orders from our customers. If this situation occurred, our customers may cancel their orders with us and seek substitute products from our competition, in which case we could lose market share and experience a decrease in sales, or a decrease in the rate of sales growth.

A shortage of one or more chemicals used in the production of foam could result in a reduction in the supply of foam and an increase in the price. As noted above, various types of foam represent the most prevalent raw material in many of our products. In turn, foam is comprised of various chemicals purchased by our foam suppliers for the production of their foam products. In the event of a shortage of any of the key chemicals, the foam suppliers may not be able to produce the foam we order and/or the price could be higher to reflect the chemical shortage, in which case we may not be able to produce our products at planned costs, and we may not be able to increase the price sufficiently to cover the cost, resulting in backorders and reduced profitability.

Adverse product liability settlements could have a material impact on our reputation, sales and profitability. While we believe our products are safe, efficacious and reliable, and we believe our products meet all known regulatory requirements in the markets in which they are sold, customers and/or patients may take a different position. The Company maintains insurance coverage that would mitigate costs related to products liability claims. However, a material adverse products liability settlement could damage our reputation, require the payment of settlement costs, fines and legal expenses, result in the loss of one or more customers and potentially risk a reduction in sales or the rate of sales increase.

Larger, well-established competitors dominate the markets in which we compete. Virtually all of our competitors for our therapeutic surfaces, medical beds and custom products range from somewhat larger to substantially larger than the Company. While we believe we are holding or gaining market share in our largest product lines, depending on the particular market, larger, well-financed competitors present a formidable challenge. If we are unable to keep up with these larger competitors, we could lose market share, and sales could decrease.

Our growth has been fueled by a combination of organic growth from product development interspersed with occasional acquisitions. (Product development risks are discussed above). In the event suitable acquisitions are not available, are too expensive, are too complex, or if available, are unreasonable in price, are not straightforward, are a distraction to management, are difficult to integrate, or result in distributor dislocations, among other problems, our growth component related to acquisitions could be hindered, resulting in a reduction in the rate of sales increase at best, and Company management and customer distraction could result at worst, and ultimately, the acquisition could fail to be additive to the Company.

While we are not solely dependent on our intellectual property and trade secrets to protect our products, to a certain extent these protections provide a deterrent to the competition. If for whatever reason we are unable to protect our intellectual property in the form of patent claims, trade secrets including know-how, and trademarks, then new or more aggressive competition would be anticipated with the result that our sales and profitability could be materially adversely affected.

A successful cyber-attack on our computer system and network could seriously disrupt our operations and compromise Company and customer information. While we have purchased and installed software designed to ward off hostile cyber-attacks, the inability of major governmental agencies and large companies to eliminate such risks suggests that we are not immune from a focused cyber-attack. A successful cyber-attack could make it impossible to enter orders from customers, place orders with suppliers, conduct supply chain operations, invoice customers, meet payroll and conduct other day to day operational tasks using our computer system. Such an event could lead to our inability to supply customers on time, large and lengthy backorders, a sharp decline in customer service levels, and as a result, a decrease in sales and profitability.

Storms, fires, floods, and the like could interrupt our operations and prevent a rapid return to operating status, which could compromise our ability to supply our customers and result in a loss of sales and a reduction in profitability. With the exception of a few “purchased” products for resale, we manufacture all of our products in one of only two locations. Medical beds are produced in our Beamsville, Ontario, Canada location but not in our Greenville location, and our therapeutic support surfaces are primarily produced in Greenville but not in Beamsville. In the event of a damaging hurricane, fire or flood in Greenville, or a damaging blizzard, fire or flood in Beamsville, the ability to produce certain products could be seriously compromised for a lengthy period of time. To the extent products may not be available to satisfy customer orders, our sales and profitability could be materially adversely affected.

Span-America is a microcap public company with a limited outstanding common stock float, limited analyst coverage, and relatively light daily trading volume, all of which may constrain buy and sell transactions to small quantities over an extended period of time. Existing and prospective shareholders may find it difficult to buy or sell the desired quantities of our common stock without impacting the stock price either negatively or positively depending on the desired transaction. As such, it may be necessary to achieve the desired total transaction in several smaller quantity steps, with the result that transaction costs to the shareholder could be more than transaction costs for a single transaction. While we believe our recent repurchase of common stock was in the best interest of the shareholders, the common stock repurchased by the Company was retired, resulting in a further reduction in the float.

If, for any of the reasons noted above, or other factors within or beyond our control, our free cash flow is materially constrained in any quarterly period or for any longer period of time, we may not be able to continue to pay all or a portion of our current dividend to shareholders. While our management and Board are proud of the Company’s record in creating value for shareholders and in returning a portion of such value to shareholders periodically in the form of regular quarterly dividends and special dividends, management and the Board acknowledge that the future payment of such dividends is dependent upon many factors including the avoidance of the material negative impact of any of the risk factors noted above, or any other risk factors not so noted above that are beyond reasonable expectations at this time.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Span-America Medical Systems, Inc. trades on The NASDAQ Global Market® under the symbol SPAN. As of December 28, 2015, there were 2,725,468 common shares outstanding, 131 shareholders of record and approximately 570 beneficial shareholders. The closing price of Span-America’s stock on December 28, 2015 was $19.25 per share.

The high and low sales prices for the Company’s common stock in each of the last eight fiscal quarters are shown on the following table.

	Quarterly Stock Price Data

	First	Second	Third	Fourth	Year
For Fiscal 2015
High	$20.16	$19.55	$21.62	$20.00	$21.62
Low	16.57	16.57	17.20	16.44	16.44

For Fiscal 2014
High	$22.97	$22.65	$25.02	$21.75	$25.02
Low	18.12	18.36	20.16	18.09	18.09

On November 12, 2014, the Company’s Board of Directors (the “Board”) declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 15 cents ($0.15) per share. The regular quarterly dividend was paid on December 11, 2014 to shareholders of record on November 25, 2014. The special dividend was paid on January 7, 2015, to shareholders of record on December 17, 2014.

On November 7, 2012, the Board declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend of 12.5 cents ($0.125) per share. We paid the special dividend and regular quarterly dividend on December 4, 2012, to shareholders of record on November 21, 2012.

The Company has paid a regular quarterly cash dividend since January 1990. The Board increased the quarterly dividend to $0.14 per share in August 2013, $0.15 per share in July 2014 and $0.16 per share in July 2015. We expect the Company to continue to pay quarterly dividends for the foreseeable future, although the Board may discontinue paying dividends at any time. Future dividend payments will depend upon the Company’s earnings and liquidity position. The Company’s credit facility does not have any covenants directly restricting the Company’s ability to pay dividends; however, it has financial covenants that we believe are common relating to tangible net worth and leverage ratios that may indirectly restrict our ability to pay dividends.

The information regarding equity compensation plans set forth under Item 12 below is incorporated herein by reference.

The Company announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. Prior to our announcement on October 2, 2015 of a large stock repurchase in a private transaction, we had repurchased a total of 172,283 shares under our existing repurchase program. On October 2, 2015, we announced that the Company had repurchased an additional 261,310 shares of common stock from former director Robert B. Johnston and his affiliate, The Jerry Zucker Revocable Trust (249,310 shares on October 1, 2015 and 12,000 shares on October 9, 2015). The Board had previously approved the Johnston/Zucker repurchase on September 28, 2015. Including the Johnston/Zucker repurchases and prior stock repurchases under the existing repurchase program, the Company has repurchased a total of 433,593 shares of its common stock since beginning the repurchase program in November 2007, or 15.6% of the outstanding shares at the beginning of the repurchase program. See Note 10 – Revolving Credit Facility in the Notes to Consolidated Financial Statements for restrictions on purchasing equity shares.

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
06/28/15 – 08/01/15	2,559	$17.20	2,559	68,344
08/02/15 – 08/29/15	1,200	17.73	1,200	67,144
08/30/15 – 10/03/15	249,965	17.49	655	12,000
Total	253,724	17.49	4,414	12,000

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

The following graph sets forth the performance of the Company’s common stock for the five-year period from October 1, 2010 through October 3, 2015, compared to the Russell MicroCap Index and a peer group index. The peer group index was prepared by an unaffiliated third party and is comprised of all exchange-listed companies that had the standard industry classification code 3842 (which relates to medical products and supplies) as of October 3, 2015. The companies included in the peer group index are shown below. All stock prices reflect the reinvestment of cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

SPAN-AMERICA MEDICAL SYSTEMS, INC.,

THE RUSSELL MICROCAP INDEX

AND A PEER GROUP

Assumes $100 invested on October 1, 2010.

Assumes dividends reinvested. Fiscal year ended October 3, 2015.

COMPANIES INCLUDED IN PEER GROUP INDEX

Standard Industry Classification Code 3842 at October 3, 2015

Airware Labs Corp.	Align Technology, Inc.	Allied Healthcare Products, Inc.
Chad Therapeutics, Inc.	Creative Learning Corp.	Dalton Industries Inc.
Edwards Lifesciences Corp.	Exactech, Inc.	Glaukos Corp.
Halyard Health, Inc.	Hansen Medical, Inc.	Healthnostics, Inc.
Intuitive Surgical, Inc.	Invacare Corporation	Lakeland Industries, Inc.
Medical Solutions Management, Inc.	Milestone Scientific Inc.	MSA Safety Incorporated
Pathfinder Cell Therapy	Paychest, Inc.	PC Group Incorporated
Petvivo Holdings, Inc.	PowerMedChairs	Refocus Group, Inc.
ReWalk Robotics, Inc.	RTI Surgical, Inc.	Sientra, Inc.
Skyline Medical Inc.	Span-America Medical Systems, Inc.	Steris PLC
United Health Products, Inc.	Wound Management Technologies, Inc.	Zimmer Biomet Holdings, Inc.

Item 6. Selected Financial Data

Selected Financial Data for the Company’s last five fiscal years is shown in the table below.

Five-Year Financial Summary

(Amounts in thousands, except per share and employee data)

	2015	2014	2013	2012 (1)	2011
For the year:
Net sales	$64,315	$55,857	$73,834	$76,146	$52,578
Gross profit	21,636	18,790	23,564	23,522	18,144
Operating income	5,257	3,611	7,294	7,510	5,475
Net income	3,993	2,591	5,067	5,215	3,699
Cash flow from operations	4,262	3,657	8,219	6,865	2,997
Capital expenditures for continuing operations	655	671	558	684	191

Per share:
Net income:
Basic	$1.34	$0.88	$1.72	$1.80	$1.33
Diluted	1.33	0.87	1.69	1.77	1.30
Cash dividends declared (2)	1.610	0.570	1.515	0.470	0.420

At end of year:
Working capital	$11,391	$16,618	$15,172	$14,530	$15,312
Property and equipment - net	4,536	4,888	5,137	5,391	5,156
Total assets	32,182	35,847	36,377	37,648	30,596
Shareholders' equity	24,302	30,700	30,114	30,080	24,221
Book value per share	8.88	10.36	10.29	10.30	8.67
Number of employees	261	253	275	344	255

Key ratios:
Return on net sales	6.2%	4.6%	6.9%	6.8%	7.0%
Return on average shareholders' equity	14.5%	8.5%	16.8%	19.2%	16.2%
Return on average total assets	11.7%	7.2%	13.7%	15.3%	12.8%
Current ratio	2.6	4.7	3.7	3.2	3.7

(1)	See Note 2 in Notes to 2012 Consolidated Financial Statements for information regarding the acquisition of M.C. Healthcare Products Inc.
(2)	Cash dividends declared include special dividends of $1.00 per share in fiscal years 2015 and 2013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Span-America’s operations are divided into two primary business units or segments: medical and custom products. Our revenues, profits and cash flows are derived from the development, manufacture and sale of products for these two market segments. In the medical segment, we manufacture and market a comprehensive selection of pressure management products, including Geo-Matt®, PressureGuard®, Geo-Mattress®, Span-Aids®, Custom Care® and Isch-Dish® products. We manufacture and market medical bed frames including the Rexx, Advantage and Encore® series bed frames as well as related bedside furniture, tables and seating products for the long-term care market. We also market the Risk Manager® bedside safety mat, which is manufactured to our specifications by a third-party supplier. We license and market, but do not manufacture, Selan® skin care products. In the custom products segment, we manufacture consumer mattress pads and pillows for the retail bedding market and various engineered foam products for the industrial market. Our consumer mattress pads and pillows are marketed primarily by our distributors, Hollander and Sinomax. We sell the industrial product line directly to our customers through our own sales force instead of using distributors.

RESULTS OF OPERATIONS FISCAL 2015 VS. 2014

Summary

Net sales for fiscal year 2015 rose 15% to $64.3 million compared with $55.9 million in fiscal 2014. Net income for fiscal 2015 rose 54% to $4.0 million, or $1.33 per diluted share, from $2.6 million, or $0.87 per diluted share, in fiscal 2014. The increases in sales and earnings in fiscal 2015 occurred primarily in our medical segment and were due to significant growth in sales of our medical beds and related products from Span-Canada as well as strong growth in sales of therapeutic support surfaces, our largest medical product line. We also had increased sales volumes in our consumer and industrial product lines, which are part of the custom products segment.

Sales

Sales in the medical segment increased 13%, or $5.5 million, to a record $47.8 million in fiscal 2015 compared with $42.3 million in fiscal 2014 due to increased sales from our Span-Canada medical beds and related products and our Span-America pressure management products. Span-Canada product line sales were up 30%, or $2.8 million, to $12.0 million in fiscal 2015 compared with $9.3 million in fiscal 2014 as a result of broad-based growth in sales of our beds and related products, led by higher volume of our new Encore bed.

Sales in our pressure management medical product lines, which include all medical products except our Span-Canada product lines, increased by 8% during fiscal 2015 to $35.8 million compared with $33.0 million in fiscal 2014. The growth in sales of pressure management products came almost entirely from our line of therapeutic support surfaces where sales increased by 14% to $25.3 million in fiscal 2015 compared with $22.2 million in fiscal 2014. Product leaders within the therapeutic support surface group included the GeoMattress® Ultramax® as well as our PressureGuard® APM2 and Custom Care® support surfaces. Therapeutic support surfaces made up 53% of our medical segment sales in fiscal 2015 and 52% in fiscal 2014.

Sales volumes in our other medical product lines were generally down during fiscal 2015 compared with fiscal 2014 due to sluggish demand from many of our customers for mattress overlays, patient positioners and skin care products, which declined by 1%, 5% and 2%, respectively. The exception occurred in our line of wheelchair cushions and related seating products, where sales increased by 1% during fiscal 2015 compared with fiscal 2014. Sales of the Risk Manager bedside safety mat decreased by 20% during fiscal 2015 due to increasing product and price competition in the market for bedside safety products. Medical sales accounted for 74% of total net sales in fiscal year 2015 and 76% in fiscal year 2014.

Our custom products segment consists of mattress pads and pillows for the consumer bedding market and specialty foam products for the industrial market. Sales in the custom products segment rose 22% in fiscal 2015 to $16.5 million compared with $13.5 million in fiscal 2014.

Within the custom products segment, consumer bedding sales increased 26% to $12.6 million compared with $10.0 million in fiscal 2014 due primarily to regaining the business of a large retail customer through our distributor, Sinomax, which was lost for a period of time in fiscal 2014 as previously reported.

Industrial sales, which make up the other part of the custom products segment, increased 10% to $3.9 million in fiscal 2015 compared with $3.5 million in fiscal 2014. The industrial sales growth during fiscal 2015 was broad-based, coming from new and existing customers in the major parts of our industrial market, including the automotive, packaging and water sports industries.

Gross Profit

Our gross profit increased 15% during fiscal 2015 to $21.6 million compared with $18.8 million in fiscal 2014. The increase in gross profit resulted from higher sales volume in the medical segment, particularly among our Span-Canada beds and related products. Our gross margin remained level at 33.6% for fiscal 2015 and fiscal 2014 in spite of significant sales growth during fiscal 2015 because our overall sales mix in fiscal 2015 shifted slightly toward our lower-margin custom products segment where sales grew at a faster rate during fiscal 2015 than in the medical segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 7% to $10.8 million (16.8% of net sales) in fiscal 2015 compared with $10.1 million (18.1% of net sales) in fiscal 2014. The increase occurred primarily in the medical segment and was the result of increases in commissions, other incentive compensation, shipping costs and other expenses related to higher sales volume during fiscal 2015.

Total research and development expenses increased 6% to $1.1 million in fiscal 2015 compared with fiscal 2014 due to new-product development projects in the medical segment. We incur almost all of our research and development expenses in the medical segment for the development of new products, new features of existing products and design improvements. Our research and development expenses will likely fluctuate from quarter to quarter and from year to year, depending on the nature of the development projects being pursued.

General and administrative expenses increased 11% to $4.5 million in fiscal 2015 from $4.0 million in fiscal 2014. The increases in general and administrative expenses were due to higher costs in the categories of incentive and other compensation and property/casualty insurance combined with lower income from cash value of life insurance.

Operating Income

Total operating income increased 46% in fiscal 2015 to $5.3 million compared with $3.6 million in fiscal 2014 mostly as a result of higher sales volumes among our medical products. In the medical segment, operating income for fiscal 2015 increased by 60% to $6.3 million compared with $4.0 million in fiscal 2014 due to the 13% increase in medical sales volume. In the custom products segment, operating income decreased 191% to an operating loss of $235,000 in fiscal 2015 compared with operating income of $258,000 in fiscal 2014 due to lower margins on custom products sales during the year. Our medical sales, which are generally more profitable than custom products sales, made up 74% of total sales in fiscal 2015 compared with 76% of total sales in fiscal 2014.

Non-Operating Income and Expenses

We generated net non-operating income of $408,000 in fiscal 2015 compared with $18,000 in fiscal 2014. The fiscal 2015 non-operating income consisted primarily of realized foreign currency gains of $401,000 resulting from the strengthening of the U.S. dollar versus the Canadian dollar during the fiscal year. See “Liquidity and Capital Resources” below for further discussion about our revolving credit facility and “Foreign Currency Exchange” below for more information about foreign exchange risks.

Net Income and Dividends

Net income for fiscal 2015 rose 54% to $4.0 million, or $1.33 per diluted share, from $2.6 million, or $0.87 per diluted share, in fiscal 2014. The earnings increase for fiscal 2015 was the result of higher sales volume in the medical segment, particularly from our Span-Canada business, a comparatively lower rate of growth in overall operating expenses and an increase in non-operating income as previously described above.

During fiscal 2015, we paid dividends of $4.8 million, or 120% of net income for the year. This amount consisted of three quarterly dividends of $0.15 per share, one quarterly dividend of $0.16 per share and one special dividend of $1.00 per share.

Outlook

We believe sales for the first quarter of fiscal 2016 will be higher than they were in the first quarter of fiscal 2015 due mainly to an increase in sales of consumer bedding products. As we previously announced, we expect growth in first quarter sales due to shipments in November 2015 for a seasonal promotion of consumer products. In the medical segment, we expect sales to be slightly lower than medical sales in the first quarter of fiscal 2015, which was a particularly strong sales quarter in our medical business. Since the consumer promotional products are generally less profitable than our standard consumer products, we expect first quarter earnings in fiscal 2016 to be similar to those reported in the first quarter of fiscal 2015. We remain optimistic about our business outlook for fiscal year 2016 based on growth trends in our medical and custom products segments.

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

LIQUIDITY AND CAPITAL RESOURCES

We generated cash flow from operations of $4.3 million during fiscal 2015, which represented an increase of 17% compared with cash flow of $3.7 million during fiscal 2014. The primary reason for the increase in cash flow during our 2015 fiscal year was the $1.4 million, or 54%, increase in net income for fiscal 2015 compared with fiscal 2014. Our cash flow from operations during fiscal 2015 was reduced somewhat by increases in fiscal year-end accounts receivable levels due to higher sales volume in the last two months of fiscal 2015 compared with the same period in fiscal 2014 and by an increase in inventory at fiscal year-end 2015 related to a seasonal promotion of consumer products in November 2015 as previously discussed.

As we reported on October 2, 2015, the company repurchased 249,310 shares of its common stock for approximately $4.36 million from The Jerry Zucker Revocable Trust, an affiliate of former director Robert B. Johnston, and 12,000 shares from Robert Johnston for approximately $210,000 on October 9, 2015 (in fiscal year 2016). The total repurchase of 261,310 shares represented approximately 9% of the outstanding shares prior to the transaction. The total purchase price of $4.6 million was funded from the company’s cash on hand. However, as a result of the stock repurchase, we have used our existing line of credit during the first quarter of fiscal 2016 to fund the increase in inventory related to the seasonal promotion of consumer products discussed above.

Aside from the stock repurchase noted above, our primary uses of cash provided by operations during fiscal 2015 were dividend payments of $4.8 million and equipment purchases of $655,000.

Working capital decreased by $5.2 million, or 31%, to $11.4 million at fiscal year-end 2015 compared with fiscal year-end 2014. In addition, our current ratio decreased to 2.6 at fiscal year-end 2015 from 4.7 at fiscal year-end 2014. The decreases in working capital and current ratio during fiscal 2015 were the result of decreases in cash levels at fiscal year-end 2015 due to payments for dividends and stock repurchases as described above combined with increases in accounts payable and accrued liabilities due primarily to increased raw material purchases and other accruals related to the seasonal promotion of consumer products.

Accounts receivable, net of allowances, increased 34%, or $2.0 million, to $7.8 million at the end of fiscal 2015 compared with $5.9 million at the end of fiscal 2014. The days sales outstanding (or average collection time), calculated using a 12-month average for trade accounts receivable balances, decreased to 41.0 days in 2015 compared with 43.0 days in 2014 mainly due to the increase in custom products sales during fiscal 2015, which tend to have a shorter average collection time that our medical sales. Approximately $1.6 million included in accounts receivable at fiscal year-end 2015 were for sales made by Span-Canada. All of Span-America’s accounts receivable are unsecured. Certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory, net of reserves, increased by $1.4 million, or 18%, to $8.7 million at fiscal year-end 2015 compared with $7.4 million at fiscal year-end 2014. The increase occurred primarily in the category of consumer finished goods related to the seasonal promotional order that shipped during the first quarter of fiscal 2016. At fiscal year-end 2015 our inventory included approximately $2.1 million of inventory related to Span-Canada. The work-in-process inventory shown in Note 3 in the Notes to Consolidated Financial Statements is entirely associated with Span-Canada. Inventory turns decreased slightly, to 5.3 times in fiscal 2015 compared with 5.4 times in fiscal 2014.

Goodwill decreased by $362,000, or 8%, to $3.9 million at fiscal year-end 2015 compared with $4.3 million at fiscal year-end 2014 as a result of the strengthening of the U.S. dollar relative to the Canadian dollar during fiscal 2015 and the resulting foreign currency translation adjustments. At fiscal year-end 2015, approximately $2.0 million of our goodwill was related to Span-Canada.

Net intangibles decreased by $645,000, or 23%, during fiscal 2015. The decrease was made up of $327,000 in amortization expense and approximately $370,000 in foreign currency translation adjustments resulting from the strengthening of the U. S. dollar relative to the Canadian dollar during fiscal 2015. At fiscal year-end 2015, approximately $1.9 million of our net intangibles were related to Span-Canada.

From the end of fiscal year 2014 to the end of fiscal 2015:

●

Our deferred income tax asset increased by 29%, or $79,000, to $351,000 from $272,000 primarily due to incentive compensation expense accrued during fiscal 2015 that will not be deductible for tax purposes until fiscal year 2016.

●	Prepaid expenses decreased by $349,000, or 46%, to $412,000 primarily as a result of income tax refunds received.

●

Net property and equipment decreased by $352,000, or 7%, during fiscal 2015. The decrease was made up of $865,000 in depreciation expense, partially offset by approximately $655,000 in equipment purchases.

●	Other assets increased 11% to $3.0 million at fiscal year-end 2015 compared with $2.7 million at fiscal year-end 2014 mainly as a result of the increases in deposits for raw material purchases.

●

Our accounts payable increased by $1.6 million, or 63%, to $4.0 million at fiscal year-end 2015 compared with $2.5 million at fiscal year-end 2014 due to an increase in raw material purchases in September 2015 compared with September 2014 associated with the inventory increase to prepare for the seasonal promotion of consumer products in November 2015.

●

Accrued and sundry liabilities increased by 52% during the year to $3.1 million compared with $2.1 million last year due mainly to increases in accruals for income tax and incentive compensation expense.

●

Accumulated other comprehensive loss increased by 153% to $2.5 million from $1.0 million. This unrealized, non-cash loss was the result of the strengthening of the U.S. dollar relative to the Canadian dollar during fiscal 2015 and the resulting foreign currency translation adjustments.

In May 2015, we renewed our revolving credit facility from a bank.  As part of the renewal, we extended the credit line for three years until April 30, 2018. The maximum principal amount we can borrow at any one time was reduced to $5.0 million. There is no longer an unused commitment fee charged for the credit facility. The credit facility previously included a covenant that restricted dividend payments to 50% of net income. That covenant was eliminated from the renewed agreement. The credit facility is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the agreement). The interest rate, including the margin of 85 basis points, was 1.0422% in November 2015. Interest-only payments are required monthly. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span Medical Products Canada Inc.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with (1) our regular quarterly dividend payments of $1.7 million during fiscal year 2014, which represented 65% of our net income for the fiscal year, (2) the special dividend of $1.00 per share declared in November 2014 and paid on January 7, 2015 and (3) the Johnston/ Zucker stock repurchase described below and elsewhere in this report. We believe that we were in compliance with all other loan covenants in the credit facility as of October 3, 2015. There were no borrowings under this credit facility as of October 3, 2015.

The Company announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. Prior to our announcement on October 2, 2015 of a large stock repurchase in a private transaction, we had repurchased a total of 172,283 shares under our existing repurchase program. On October 2, 2015, we announced that the Company had repurchased an additional 261,310 shares of common stock from former director Robert B. Johnston and his affiliate, The Jerry Zucker Revocable Trust. Including the Johnston/Zucker repurchase and prior stock repurchases under the existing repurchase program, the Company has repurchased a total of 433,593 shares of its common stock since the start of the repurchase program in November 2007, or 15.6% of the outstanding shares at the beginning of the repurchase program.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal year 2016 and for the foreseeable future.

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commercial commitments at October 3, 2015 and the future periods in which such obligations are expected to be settled in cash. For additional information regarding these obligations, see the referenced footnotes in the Notes to Consolidated Financial Statements under Item 8 below.

		Payments Due by Period
Contractual Obligations		Less Than			More Than
(dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations - Note 19	$235	$201	$34	$-	$-
Purchase obligations - Note 20	730	730	-	-	-
Deferred compensation - Note 11	682	114	227	227	114
Total contractual obligations	$1,647	$1,045	$261	$227	$114

IMPACT OF INFLATION AND COST OF RAW MATERIALS

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

Fiscal 2015: General market inflation was low in the United States and Canada during fiscal year 2015 and consequently had minimal impact on our sales and earnings. Prices for polyurethane foam, our primary raw material in the U.S., were relatively stable during fiscal year 2015. However, near the end of fiscal year 2015, we received small decreases in the prices of several of our polyurethane foam raw materials. The price of polyurethane foam, our primary raw material, can sometimes be affected by the price of crude oil. While oil prices have decreased in the recent past, we have seen minimal decreases in the prices of polyurethane foam, and we do not have any indication yet as to whether or how this decrease will impact the future price of polyurethane foam. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of polyurethane foam. Prices for our primary raw materials in Canada were also relatively stable during fiscal year 2015. For the full fiscal year 2015, inflation had a minimal impact on our sales prices and earnings.

Based on current conditions in the markets for our primary raw materials, we expect inflation to be a minimal factor for our operations during fiscal 2016. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S. and Canada. For fiscal year 2015, our net realized foreign currency exchange gain was $401,000 compared with a net realized foreign currency exchange gain of $30,000 in fiscal 2014.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken to set credit limits for most of our customers. We regularly evaluate past-due accounts included in our accounts receivable and provide what we estimate to be adequate reserves for doubtful accounts. Customer financial conditions may change and increase the risk of non-collectability and may require additional provisions, which could negatively impact our operating results. As of October 3, 2015 and September 27, 2014, our provision for doubtful accounts was approximately $148,000 and $302,000, respectively. This represented approximately 1.9% of total accounts receivable at fiscal year-end 2015 compared with 5.2% of total accounts receivable at fiscal year-end 2014. The decrease in the allowance for doubtful accounts as a percentage of total accounts receivable as of fiscal year-end 2015 compared with fiscal year-end 2014 was primarily due to the write off of one account deemed uncollectible.

Reserve for Obsolete and Excess Inventories

We regularly review inventory quantities on hand and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of future product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results. As of October 3, 2015, our provision for excess and obsolete inventory represented approximately 6.5% of total inventories, or approximately $570,000. This compares with $497,000, or 6.7%, of total inventories at fiscal year-end 2014.

Warranty Obligations

We warrant certain of our products for specific periods of time against manufacturing or performance defects. We provide for the estimated future cost of warranty obligations in cost of goods sold when the related revenue is recognized. The accrued warranty cost represents our best estimate at the time of sale of the total cost that we will incur to repair or replace covered products or parts. The amount of accrued estimated warranty cost is primarily based on historical experience as well as current information on repair costs. Actual warranty cost could differ from these estimated amounts. In addition, we receive warranties from certain suppliers of key components of our products, and we rely on these suppliers to replace or provide credit for their defective goods that might be used in our products. Such replacements or credits reduce our direct warranty costs. If our suppliers failed to honor their warranties, our warranty cost could increase. We review the accrued balances on a quarterly basis and update the historical warranty cost trends. If our estimated warranty costs were too low, we would be required to accrue additional warranty cost in the future, which would negatively affect our operating results. Our actual warranty expense was approximately $223,000 in fiscal 2015, $215,000 in fiscal 2014 and $172,000 in fiscal 2013. Our accrued warranty costs at October 3, 2015 were $292,000. See Note 9 in the Notes to Consolidated Financial Statements for more information on product warranties.

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

Impairment of Goodwill

The assets of our medical segment as of fiscal year-end 2015 included goodwill of $3.9 million. We evaluate this goodwill for impairment at least annually in September, or more frequently if events occur or circumstances change that could reduce the fair value of our medical segment. In assessing the value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the medical segment. If our estimates or our related assumptions change in the future, we may be required to record impairment charges, which would negatively impact operating results. As of October 3, 2015, our test date, we determined that the fair value of the medical segment exceeded its carrying value and thus no impairment charge was required.

We also identify reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles – Goodwill and Other (ASC 350). We combine reporting units, which are a component of an operating segment, when they have similar economic characteristics, products, types of customers, distribution methods and regulatory environments. For the year ended October 3, 2015, we had three reporting units that we tested for goodwill impairment. We determined that none of the reporting units were at risk of failing step one in the goodwill impairment test required under ASC 350, and therefore none of the reporting units were impaired. See Note 5 – Goodwill, in the Notes to Consolidated Financial Statements later in this report for more information on goodwill impairment testing.

Present Value of Deferred Compensation

We are obligated under the terms of a retirement agreement to make fixed payments for the remaining lives of Span-America’s founder and his ex-wife as discussed in Note 11 “Deferred Compensation” in the Notes to Consolidated Financial Statements. This obligation can be funded from internally generated cash or from the cash value of Company-owned life insurance policies, which had a value of $2.5 million at October 3, 2015. See Item 7A below and Notes 7 and 11 in the Notes to Consolidated Financial Statements for more information on deferred compensation and the cash value of life insurance. We have fully accrued the present value of the expected payments due over the combined estimated life expectancy of our founder and his ex-wife. In calculating this present value, we used a discount rate of 6%, which was an estimate of the effective long-term rate of return on the portfolio. During fiscal 2013, we reduced the discount rate by 2% from 8% to 6% and recorded additional expense of $40,000, which brought our total fiscal 2013 expense to $94,000. If the actual rate of return was significantly lower than our estimate and we were required to accrue additional deferred compensation costs in the future, it would negatively affect our operating results. As of October 3, 2015, we had recorded a deferred compensation liability of approximately $490,000, including current and long-term portions. If we reduced the discount rate by 1%, the deferred compensation liability would be increased by approximately $12,000, and pre-tax income would be reduced by the same amount.

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

Other assets at October 3, 2015 included $2.5 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. See “Present Value of Deferred Compensation” above. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the fiscal year ended October 3, 2015, cash value of life insurance increased by 2%, creating after-tax income of approximately $43,000. During the fiscal year ended September 27, 2014, cash value of life insurance increased by 8%, creating after-tax income of approximately $168,000. The reason the cash value of life insurance increased less in fiscal year 2015 than it did in fiscal year 2014 was because the values of the underlying investments in the life insurance policies increased less during fiscal 2015 than they did during fiscal 2014, reflecting the general performance in equity and fixed income markets in fiscal 2015 compared with fiscal 2014.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. The interest rate, including the margin of 85 basis points, was 1.0422% in November 2015. A material increase in interest rates could have a negative impact on our financial condition and earnings to the extent that we had significant outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had no outstanding balance under our credit facility as of October 3, 2015. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

As a result of the M.C. Healthcare asset acquisition, we own assets in Canada and manufacture and sell products in Canada in addition to the U.S. We are therefore subject to realized and unrealized gains or losses on foreign currency translation activities related to our operations. Foreign exchange gains or losses have not had a material effect on our results of operations since the M.C. Healthcare acquisition. We do not currently hedge our foreign exchange risks because our foreign exchange transactions occur infrequently and in relatively small amounts since our revenues and costs are incurred in both U.S. and Canadian dollars. Our foreign exchange risk could increase if the exchange rates between the U.S. and Canadian dollars became more volatile.

Most of our M.C. Healthcare operating costs and liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of October 3, 2015, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $104,000, and our total liabilities would have increased by approximately $11,000 for a net change of approximately $93,000. For fiscal year 2015, our net realized foreign currency exchange gain was $401,000 compared with a net realized foreign currency exchange gain of $30,000 in fiscal 2014. The increase in net realized foreign currency exchange gain in 2015 compared with 2014 was the result of the strengthening of the U.S. dollar relative to the Canadian dollar during fiscal 2015.

Item 8. Consolidated Financial Statements and Supplementary Data

Span-America Medical Systems, Inc.

Consolidated Financial Statements

October 3, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Span-America Medical Systems, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Span-America Medical Systems, Inc. as of October 3, 2015, and September 27, 2014, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended October 3, 2015. Our audits also include the financial statement schedule of Span-America Medical Systems, Inc. listed in Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Span-America Medical Systems, Inc. as of October 3, 2015, and September 27, 2014, and the results of its operations and its cash flows for each of the years in the three year period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

/s/ ELLIOTT DAVIS DECOSIMO, LLC

Greenville, South Carolina

January 4, 2016

Consolidated Statements of Comprehensive Income

	Years Ended
	October 3,	September 27,	September 28,
	2015	2014	2013

Net sales	$64,314,996	$55,857,375	$73,833,549
Cost of goods sold	42,679,013	37,067,737	50,269,657
Gross profit	21,635,983	18,789,638	23,563,892

Selling and marketing expenses	10,789,150	10,088,400	10,722,770
Research and development expenses	1,137,334	1,071,583	1,224,174
General and administrative expenses	4,452,047	4,019,075	4,322,509
	16,378,531	15,179,058	16,269,453

Operating income	5,257,452	3,610,580	7,294,439

Non-operating income (expense):
Foreign currency gain	401,000	29,868	5,137
Interest expense	(6,285)	(12,639)	(15,196)
Other	13,231	958	1,037
Net non-operating income (expense)	407,946	18,187	(9,022)

Income before income taxes	5,665,398	3,628,767	7,285,417
Provision for income taxes - Note 13	1,672,000	1,038,000	2,218,000

Net income	3,993,398	2,590,767	5,067,417

Other comprehensive (loss) income, after tax:
Foreign currency translation (loss) gain	(1,539,111)	(794,177)	(497,647)

Comprehensive income	$2,454,287	$1,796,590	$4,569,770

Net income per share of common stock - Note 14:
Basic	$1.34	$0.88	$1.72
Diluted	$1.33	$0.87	$1.69

Dividends per common share (1)	$1.610	$0.570	$1.515

Weighted average shares outstanding:
Basic	2,978,107	2,948,992	2,939,684
Diluted	3,006,082	2,993,333	2,994,239

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Dividends per share for fiscal year 2015 include a special dividend of $1.00 per share paid on January 7, 2015.
Dividends per share for fiscal year 2013 include a special dividend of $1.00 per share paid on December 4, 2012.

Consolidated Balance Sheets

	October 3,	September 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,224,026	$6,865,931
Accounts receivable, net of allowances of $148,000 (2015) and $302,000 (2014)	7,813,773	5,851,822
Inventories - Note 3	8,746,039	7,395,955
Deferred income taxes - Note 13	351,452	271,828
Prepaid expenses	411,528	760,967
Total current assets	18,546,818	21,146,503

Property and equipment, net - Note 4	4,536,104	4,888,096
Goodwill - Note 5	3,930,282	4,291,843
Intangibles, net - Note 6	2,214,762	2,860,260
Other assets - Note 7	2,953,656	2,660,132
	$32,181,622	$35,846,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,035,333	$2,477,198
Accrued and sundry liabilities - Note 8	3,120,111	2,051,662
Total current liabilities	7,155,444	4,528,860

Deferred income taxes - Note 13	348,479	160,685
Deferred compensation - Note 11	375,939	457,457
Total long-term liabilities	724,418	618,142

Total liabilities	7,879,862	5,147,002

Commitments and contingencies - Notes 19 and 20

Shareholders' equity - Note 12
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,737,468 (2015) and 2,962,007 (2014)	-	3,064,658
Additional paid-in capital	-	906,834
Retained earnings	26,848,299	27,735,768
Accumulated other comprehensive loss	(2,546,539)	(1,007,428)
Total shareholders' equity	24,301,760	30,699,832

	$32,181,622	$35,846,834

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended
	October 3,	September 27,	September 28,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$3,993,398	$2,590,767	$5,067,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	865,003	864,356	775,767
Amortization	356,775	424,169	509,247
Provision for losses on accounts receivable	38,776	128,925	91,623
Provision for deferred income taxes	123,435	50,703	166,000
Gain on sale and disposal of property and equipment	(13,591)	(73)	(916)
Increase in cash value of life insurance	(49,528)	(174,943)	(184,786)
Deferred compensation	(81,517)	(76,783)	(20,048)
Stock compensation expense	9,041	26,637	34,242
Changes in operating assets and liabilities:
Accounts receivable	(2,255,207)	1,692,566	295,550
Inventories	(1,703,567)	(1,106,616)	2,898,492
Prepaid expenses and other assets	199,486	164,708	(296,204)
Accounts payable and accrued and sundry liabilities	2,779,176	(927,407)	(1,117,533)
Net cash provided by operating activities	4,261,680	3,657,009	8,218,851

INVESTING ACTIVITIES:
Purchases of property and equipment	(654,865)	(670,845)	(557,863)
Proceeds from sale of property and equipment	47,745	914	7,850
Payments for other assets	(82,280)	(80,593)	(110,586)
Net cash used for investing activities	(689,400)	(750,524)	(660,599)

FINANCING ACTIVITIES:
Dividends paid	(4,780,572)	(1,683,011)	(4,439,382)
Purchase and retirement of common stock	(4,437,251)	-	(450,000)
Proceeds from exercise of options for common stock	180,708	273,397	152,647
Net cash used for financing activities	(9,037,115)	(1,409,614)	(4,736,735)

Effect of exchange rates on cash	(177,070)	(55,461)	(62,298)
(Decrease) Increase in cash and cash equivalents	(5,641,905)	1,441,410	2,759,219
Cash and cash equivalents at beginning of year	6,865,931	5,424,521	2,665,302
Cash and cash equivalents at end of year	$1,224,026	$6,865,931	$5,424,521

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance at September 29, 2012	2,919,250	$2,757,359	$838,252	$26,199,977	$284,396	$30,079,984

Net income for the 2013 fiscal year				5,067,417		5,067,417
Foreign currency translation loss					(497,647)	(497,647)
Common stock issued to Directors	8,500	164,050				164,050
Common stock issued on exercise of stock options	24,666	155,117				155,117
Stock repurchase	(25,000)	(450,000)				(450,000)
Stock option compensation expense			34,242			34,242
Cash dividends paid or declared ($1.515 per share) (1)				(4,439,382)		(4,439,382)
Balance at September 28, 2013	2,927,416	2,626,526	872,494	26,828,012	(213,251)	30,113,781

Net income for the 2014 fiscal year				2,590,767		2,590,767
Foreign currency translation loss					(794,177)	(794,177)
Common stock issued to Directors	8,500	164,735				164,735
Common stock issued on exercise of stock options	26,091	273,397				273,397
Stock option compensation expense			26,637			26,637
Tax benefits for stock options exercised			7,703			7,703
Cash dividends paid or declared ($.57 per share)				(1,683,011)		(1,683,011)
Balance at September 27, 2014	2,962,007	3,064,658	906,834	27,735,768	(1,007,428)	30,699,832

Net income for the 2015 fiscal year				3,993,398		3,993,398
Foreign currency translation loss					(1,539,111)	(1,539,111)
Common stock issued to Directors	9,500	175,715				175,715
Common stock issued on exercise of stock options	19,685	180,708				180,708
Stock repurchases	(253,724)	(3,421,081)	(915,875)	(100,295)		(4,437,251)
Stock option compensation expense			9,041			9,041
Cash dividends paid or declared ($1.61 per share) (2)				(4,780,572)		(4,780,572)
Balance at October 3, 2015	2,737,468	$-	$-	$26,848,299	$(2,546,539)	$24,301,760

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Dividends per share for fiscal year 2013 include a special dividend of $1.00 per share paid on December 4, 2012.
(2)	Dividends per share for fiscal year 2015 include a special dividend of $1.00 per share paid on January 7, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2015

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, manufactures and distributes therapeutic support surfaces, mattress overlays, patient positioners, seating cushions, skin care products and fall prevention products for the medical market and pillows, mattress pads and various foam products for the custom products market throughout the United States and Canada. Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), located in Beamsville, Ontario, Canada, manufactures and sells medical bed frames and related case goods, tables and seating products. We are operating Span-Canada under the registered business name M.C. Healthcare Products (“M.C. Healthcare”).

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

Goodwill and Intangibles

Intangible assets are amortized using the straight-line method. Costs of patents are amortized over periods ranging from 10 to 17 years, and trademarks are amortized over periods of 5 or 10 years. Trade names, non-competition agreements and customer relationships associated with the asset acquisition of M.C. Healthcare are being amortized over periods of 2.0 to 11.8 years, which represent the estimated remaining useful lives of the identifiable intangible assets at the time of the acquisition. Goodwill, or costs in excess of the fair value of net assets, was acquired from three separate acquisitions. Annually as of the end of our fiscal year, we review goodwill for impairment. We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. See Note 5 - Goodwill and Note 6 -Intangibles.

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

Shipping and Handling Costs

Shipping and handling costs that are not reimbursed by customers are charged to selling and marketing expenses and were approximately $2,113,000 in fiscal 2015, $2,123,000 in fiscal 2014, and $2,233,000 in fiscal 2013.

Customer Rebates

We offer rebates to our distributors based on predetermined sales targets. These rebates vary by the type of product sold and by distributor and are based on a percentage of the applicable sales target. The rebate expense is charged as a reduction of gross sales. Rebate expense and the associated liability are calculated and recorded as the rebate-related revenue is recognized.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal 2011: risk-free interest rate of 2.54%; dividend yield of 2.5%; volatility factor of the expected market price of our common stock of 43.02%; and a weighted average expected life of the options of 9.0 years. We have not made any stock option grants since fiscal year 2011.

Fiscal Year

Our fiscal year ends on the Saturday nearest to September 30. Fiscal year 2015 was a 53-week year. Fiscal years 2014 and 2013 were 52-week years. Fiscal year 2016 will be a 52-week year.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

In July 2015, the FASB issued a new standard regarding the measurement of inventory. Under this standard, inventory that is measured using the first-in, first-out ("FIFO") or average cost methods is required to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard does not impact inventory measured on a last-in, last-out ("LIFO") method. It will be effective for us beginning in 2017. We are currently assessing the impact this standard will have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance of the financial statements.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of October 3, 2015 and September 27, 2014, grouped by the categories described above:

		Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policies	2015	$2,543,192	-	$2,543,192	-
	2014	$2,493,664	-	$2,493,664	-

3.  INVENTORIES

	2015	2014
Raw materials	$5,455,942	$5,476,050
Work in process	338,296	517,652
Finished goods	3,521,801	1,899,253
Reserve for obsolescence	(570,000)	(497,000)
	$8,746,039	$7,395,955

4.  PROPERTY AND EQUIPMENT

	2015	2014
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,941,084	6,920,512
Machinery and equipment	9,241,581	8,975,185
Furniture and fixtures	487,856	490,479
Construction in process	85,329	17,985
Automobiles	9,520	11,313
	17,721,786	17,371,890
Less accumulated depreciation	13,185,682	12,483,794
	$4,536,104	$4,888,096

5.  GOODWILL

As of October 3, 2015 and September 27, 2014, we had goodwill of $3,930,282 and $4,291,843, respectively. These amounts include goodwill from three reporting units, all of which are part of our medical segment.

On December 9, 2011, we acquired, through Span Medical Products, Canada, our wholly-owned subsidiary, substantially all of the assets of M.C. Healthcare Products Inc. (“old M.C. Healthcare”). The carrying value of goodwill was reduced by $361,561, $195,703 and $123,069 for fiscal 2015, 2014 and 2013, respectively, as a result of decreases in the foreign currency exchange rate. Under Canadian tax law, a portion of goodwill acquired in connection with an asset acquisition may be amortized for tax purposes. We expect 75%, or approximately $2,000,000, of the goodwill associated with Span-Canada to be amortizable and deductible for tax purposes.

For the fiscal year ended October 3, 2015, we tested each of our three reporting units for goodwill impairment in accordance with ASC 350-20-35 Intangibles – Goodwill and Other. We determined that the fair value of each of our reporting units was greater than its respective carrying value, and therefore no impairment charges were recognized in fiscal 2015.

We calculate the estimated fair value of our reporting units by using an income approach, which includes internally developed discounted cash flow models. To determine fair value, we make assumptions about a number of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of sales, expenses, profit margins, working capital requirements, capital expenditures, tax rates and discount rates. These assumptions are based on our historical operating results for each of our reporting units, our detailed operating plan for fiscal year 2016 and our financial forecasts for fiscal years 2017 through 2020. There is significant uncertainty about the various assumptions made in the analysis. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in our estimated sales and expense growth rates, other changes in our financial forecasting models, economic conditions in the U.S. and Canadian medical markets, Medicare reimbursement changes, government budget changes in the Canadian healthcare market and other risks referenced from time to time in our Securities and Exchange Commission filings. See Part 1, Item 1A – Risk Factors earlier in this report for more information on factors that could affect our assumptions used in the impairment analysis. These factors increase the risk of differences between projected and actual performance that could impact future estimates of the fair values of all reporting units. Significant differences between these estimates and actual cash flows could result in impairment charges in future periods.

6.  INTANGIBLES

	2015	2014
Patents and trademarks	$2,203,673	$2,153,717
Trade names	342,416	404,129
Non-competition agreements	150,048	177,090
Customer relationships	2,516,952	2,970,574
	5,213,089	5,705,510
Less accumulated amortization	(2,998,327)	(2,845,250)
Net intangibles	$2,214,762	$2,860,260

On December 9, 2011, we acquired, through a new wholly-owned subsidiary, substantially all of the assets of old M.C. Healthcare and acquired intangibles of approximately $3,980,000. At October 3, 2015 and September 27, 2014 we had intangibles associated with the asset acquisition of M.C. Healthcare of trade names, non-competition agreements and customer relationships (net of accumulated amortization of $1,115,246 and $1,005,865, respectively) of $1,894,170 and $2,545,928, respectively. Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

In addition, we had patents and trademarks (net of accumulated amortization) of $320,592 as of October 3, 2015 and $314,332 as of September 27, 2014. We reviewed the useful lives of individual patents and trademarks and determined that the useful lives did not require any material changes. The intangibles and the patents and trademarks are primarily associated with the medical segment.

Amortization expense for intangibles, patents and trademarks during fiscal years 2015, 2014, and 2013 was $326,775, $394,169, and $479,247, respectively. Estimated amortization expense for the next five fiscal years based on existing intangibles is as follows:

Estimated
Amortization
Fiscal Years	Expense
2016	$289,257
2017	275,579
2018	271,977
2019	270,069
2020	269,171

7.  OTHER ASSETS

	2015	2014
Cash value of life insurance policies - Note 2	$2,543,192	$2,493,664
Other	410,464	166,468
	$2,953,656	$2,660,132

8.  ACCRUED AND SUNDRY LIABILITIES

	2015	2014
Salaries and other compensation	$1,448,935	987,713
Federal and state income taxes and sales taxes	567,295	29,472
Payroll taxes accrued and withheld	98,184	76,356
Property taxes	172,337	165,482
Medical insurance	273,403	321,635
Warrany reserve - Note 9	291,980	257,860
Customer rebates	247,137	199,600
Other	20,840	13,544
	$3,120,111	$2,051,662

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

Changes in our product warranty liability for the years ended October 3, 2015 and September 27, 2014 are as follows:

	2015	2014
Accrued liability at beginning of year	$257,860	$318,824
Increase in reserve	256,754	154,479
Expenses	(222,634)	(215,443)
Accrued liability at end of year	$291,980	$257,860

10.  REVOLVING CREDIT FACILITY

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

The credit agreement is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.0422% in November 2015. Interest-only payments are required monthly. We have pledged to grant the bank a security interest in our accounts, instruments, and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank. Also, our subsidiary is not restricted in its ability to pay dividends or make distributions to us. Violation of loan covenants could result in the acceleration of the term of the credit agreement. The lending bank waived any event of default in connection with (1) our regular quarterly dividend payments of $1.8 million during fiscal year 2015, which represented 46% of our net income for the fiscal year and (2) the special dividend of $1.00 per share declared in November 2014 and paid on January 7, 2015. The bank also granted a consent dated September 29, 2015 to our repurchase of an aggregate of 261,310 shares of Company common stock at a price of $17.49 per share from Robert Johnston, a former director of the Company, and his affiliate, The Jerry Zucker Revocable Trust.

We incurred approximately $6,000, $13,000, and $15,000 of interest expense in 2015, 2014 and 2013, respectively. No amounts were outstanding under the credit facility at October 3, 2015.

11.  DEFERRED COMPENSATION

We are obligated to make fixed payments of approximately $114,000 per year to our founder and former chief executive officer and his ex-wife pursuant to a retirement agreement. The payments will be made for the longer of the executive’s remaining life or his ex-wife’s remaining life, if she survives him. We have fully accrued the present value of the expected payments due over the combined life expectancy of the executive and his ex-wife. We recognized expenses of approximately $32,000 in 2015, $37,000 in 2014, and $94,000 in 2013, related to this agreement. Our expenses of $94,000 in fiscal 2013 included a one-time charge of $40,000 incurred as a result of reducing the discount rate used in measuring the present value of our deferred compensation obligation from the 8% rate used in fiscal 2012 to 6% for fiscal 2013, 2014 and 2015.

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

Shown below is a summary of activity under the Company’s two stock option plans.

		Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
	Shares	Number of	Ex. Price	Number of	Ex. Price
	Available	Shares	Per Share	Shares	Per Share
Balance at 9/29/12	190,500	143,821	$10.44	123,621	$9.71

Fiscal Year 2013
Granted
Exercised		(24,416)
Forfeited
Balance at 9/28/13	190,500	119,405	11.30	107,605	10.90

Fiscal Year 2014
Granted
Exercised		(26,091)
Forfeited
Expired Unexercised		(322)
Balance at 9/27/14	190,500	92,992	11.53	89,592	11.40

Fiscal Year 2015
Granted
Exercised		(19,685)
Forfeited
Balance at 10/3/15	190,500	73,307		73,307	$12.16

Shown below is a summary of stock options outstanding and exercisable at fiscal year-end 2015.

			Outstanding			Exercisable
					Weighted
				Weighted	Average		Weighted
				Average	Remaining		Average
Ranges of Exercise			Number of	Ex. Price	Contract	Number of	Ex. Price
Prices			Shares	Per Share	Life (yrs)	Shares	Per Share
$9.34	-	$9.67	37,307	$9.52	2.0	37,307	$9.52
14.90	-	14.90	36,000	14.90	5.1	36,000	14.90
$9.34	-	$14.90	73,307	$12.16	3.5	73,307	$12.16

13.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of October 3, 2015 and September 27, 2014 are as follows:

	2015	2014
Deferred tax liabilities:
Depreciation	$(383,000)	$(275,000)
Amortization	(99,000)	(52,000)
Total deferred tax liabilities	(482,000)	(327,000)

Deferred tax assets:
Deferred compensation	131,000	160,000
Accrued expenses	302,000	217,000
Inventory	62,000	52,000
Other	(10,000)	9,000
Total deferred tax assets	485,000	438,000
Net deferred tax assets	$3,000	$111,000

We made cash income tax payments, net of refunds, of approximately $524,000, $1,904,000, and $2,073,000 in fiscal years 2015, 2014, and 2013, respectively.

Federal, state and foreign income tax provisions consist of the following:

	2015	2014	2013
Current:
Federal	$1,166,000	$1,125,000	$2,002,000
State	34,000	20,000	34,000
Foreign	349,000	(150,000)	16,000
	1,549,000	995,000	2,052,000
Deferred:
Federal	102,000	(11,000)	159,000
State	8,000	1,000	3,000
Foreign	13,000	53,000	4,000
	123,000	43,000	166,000
Income tax expense	$1,672,000	$1,038,000	$2,218,000

Income tax expense differs from the amounts computed by applying the statutory U.S. federal tax rate to income before income taxes as follows:

	2015	2014	2013
Computed tax at the U.S. statutory rate	$1,926,000	$1,234,000	$2,477,000
Increases (decreases):
State income taxes, net of federal tax benefit	27,000	13,000	25,000
Differences between U.S. and foreign tax rates	(191,000)	(27,000)	(65,000)
Officer's life insurance	(15,000)	(57,000)	(60,000)
Domestic production deduction	(115,000)	(116,000)	(198,000)
Other, net	40,000	(9,000)	39,000
Income tax expense	$1,672,000	$1,038,000	$2,218,000

We have adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which require that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense in our consolidated financial statements. We are not aware of any uncertain tax positions as of October 3, 2015 and September 27, 2014. In the normal course of business, we are subject to examination by taxing authorities. We do not expect to be subject to U.S. federal or state and local income tax examinations by tax authorities in filing jurisdictions for the years before tax year 2011 and Canadian tax examinations before the tax year 2011.

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

A provision has not been made for U.S. or additional foreign taxes on $2,500,000 of undistributed earnings of our foreign subsidiary. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to Span-America or a U.S. affiliate, or if we sold our stock in the Span-Canada subsidiary. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

14.  EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of common stock.

	2015	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$3,993,398	$2,590,767	$5,067,417

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,978,107	2,948,992	2,939,684
Effect of dilutive securities:
Employee stock options	27,975	44,341	54,555
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	3,006,082	2,993,333	2,994,239

Net income per share:
Basic	$1.34	$0.88	$1.72
Diluted	$1.33	$0.87	$1.69

15.  EMPLOYEE BENEFITS AND INCENTIVE PLANS

We have a 401(k) plan available to employees meeting eligibility requirements. We match a percentage of employee contributions, with certain limitations. Our 401(k) matching contributions amounted to approximately $188,000, $184,000, and $202,000, for the 2015, 2014, and 2013 fiscal years, respectively.

16.  RELATED-PARTY TRANSACTIONS

The company repurchased 249,310 shares of its common stock for approximately $4.36 million on October 1, 2015 from The Jerry Zucker Revocable Trust, an affiliate of former director Robert B. Johnston. On October 9, 2015, in fiscal year 2016, we repurchased 12,000 shares of our common stock for approximately $210,000 from former director Robert B. Johnston. The total repurchase of 261,310 shares represented approximately 9% of the outstanding shares prior to the transaction. Our lending bank granted a consent dated September 29, 2015 to these repurchases.

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

17.  MAJOR CUSTOMERS

The largest of our medical customers are distributors who sell our products to acute care hospitals and long-term care facilities throughout the United States and Canada. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since the beginning of fiscal 2013, sales to that customer would have been 13% of total net sales in fiscal 2013. Sales to that customer were 18% of total net sales in fiscal 2015 and 17% of total net sales in fiscal 2014.

We have a business relationship with other customers to distribute certain of our consumer products. Sales to one of these customers amounted to 10% of total net sales in fiscal 2015. Sales to another consumer customer amounted to 16% in fiscal 2014 and 32% in fiscal 2013.

See Note 18 for further information about sales to major customers.

18.  OPERATIONS AND INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products. The following table summarizes certain information on industry segments:

	2015	2014	2013
Net sales:
Medical	$47,810,988	$42,334,896	$47,531,676
Custom products	16,504,008	13,522,479	26,301,873
	$64,314,996	$55,857,375	$73,833,549

Operating profit:
Medical	$6,342,253	$3,966,605	$5,446,274
Custom products	(234,948)	257,997	2,509,105
	6,107,305	4,224,602	7,955,379

Corporate expense	(849,853)	(614,022)	(660,940)
Other income (expense)	407,946	18,187	(9,022)
Income before income taxes	$5,665,398	$3,628,767	$7,285,417

Identifiable assets:
Medical	$20,886,470	$22,221,526	$22,512,205
Custom products	7,172,290	3,991,467	5,769,403
Corporate	4,122,862	9,633,841	8,095,020
	$32,181,622	$35,846,834	$36,376,628

	2015	2014	2013
Depreciation and amortization expenses:
Operating:
Medical	$977,922	$1,069,882	$987,851
Custom products	243,342	218,234	296,754
Corporate	514	409	409
	$1,221,778	$1,288,525	$1,285,014

Capital expenditures:
Medical	$428,206	$595,002	$476,928
Custom products	226,659	75,843	80,935
	$654,865	$670,845	$557,863

Geographic Areas:
Net sales:
United States	$56,470,245	$49,804,659	$66,222,867
Canada	7,704,410	5,922,543	7,506,498
Other	140,341	130,173	104,184
	$64,314,996	$55,857,375	$73,833,549

Property and equipment, net:
United States	$3,927,018	$4,181,361	$4,515,702
Canada	609,086	706,735	620,833
	$4,536,104	$4,888,096	$5,136,535

Goodwill:
United States	$1,924,131	$1,924,131	$1,924,131
Canada	2,006,151	2,367,712	2,563,415
	$3,930,282	$4,291,843	$4,487,546

Intangibles, net:
United States	$309,164	$303,456	$326,465
Canada	1,905,598	2,556,804	3,103,884
	$2,214,762	$2,860,260	$3,430,349

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

Included in the consolidated balance sheet at October 3, 2015 and September 27, 2014, are the net assets of Span-Canada’s operations located in a single facility in Canada, which totaled approximately $10,000,000 at each balance sheet date noted.

We have several customers whose sales represent significant portions of sales in their respective business segments. One of our medical customers acquired another of our medical customers during fiscal 2013. If the customers had been under common ownership since the beginning of fiscal 2013, sales to that customer would have been 21% of net medical sales in fiscal 2013. Sales to this customer were 24% of net medical sales in fiscal 2015 and 22% of net medical sales in fiscal 2014. Sales to another medical customer accounted for 11% of net medical sales in fiscal years 2015 and 2014 and 9% in fiscal year 2013. In the custom products segment, sales to one customer accounted for 29% of net custom products sales in fiscal 2015, 66% in fiscal 2014 and 88% in fiscal year 2013. Fiscal year 2015 sales to a new custom products customer were 40% of net custom products sales.

The manufacturing employees of our Span-Canada subsidiary, representing 14% of our workforce, are subject to a Collective Agreement with a Union that expires October 31, 2018.

19.  OPERATING LEASES

We lease truck equipment in South Carolina. In addition, we lease a 15,000 square foot distribution facility in Utah for $7,500 a month. The Utah facility lease is cancellable by either party with 60 days’ notice. Both leases require us to pay certain insurance and maintenance costs.

Rental expense for all operating leases was $373,000 in fiscal 2015, $375,000 in fiscal 2014, and $424,000 in fiscal 2013.

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

20.  COMMITMENTS AND CONTINGENCIES

We are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year through 2016. For the fiscal years ended 2015, 2014 and 2013, purchases under this commitment were $823,000, $898,000, and $1,047,000, respectively.

From time to time we are defendants in legal actions involving claims arising in the normal course of business. We believe that, as a result of legal defenses and insurance arrangements with parties we believe to be financially capable, none of these actions, if determined adversely, should have a material adverse effect on our operations or financial condition.

21.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Year
For Fiscal 2015
Net sales	$15,721	$15,034	$15,813	$17,747	64,315
Gross profit	5,449	4,982	5,441	5,765	21,636
Operating income	1,344	925	1,318	1,670	5,257
Net income	970	773	963	1,287	3,993
Earnings per share
Basic	0.33	0.26	0.32	0.43	1.34
Diluted	0.32	0.26	0.32	0.43	1.33

For Fiscal 2014
Net sales	$14,853	$14,709	$13,251	$13,045	$55,857
Gross profit	4,788	5,253	4,343	4,405	18,790
Operating income	1,005	1,341	563	702	3,611
Net income	666	891	378	656	2,591
Earnings per share
Basic	0.23	0.30	0.13	0.22	0.88
Diluted	0.22	0.30	0.13	0.22	0.87

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the Evaluation Date. There were no changes in our internal controls over financial reporting during the last quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of October 3, 2015.  In making this assessment, we used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, we believe that as of October 3, 2015, our internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under Item 10 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2015 fiscal year under the headings “Proposals to be Voted Upon – Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Information required under Item 11 of Part III is incorporated herein by reference to portions of the definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2015 fiscal year under the headings “Compensation of Executive Officers,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” set forth in our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2015 fiscal year is incorporated herein by reference.

The following table summarizes information regarding our equity compensation plans as of October 3, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,307	$12.16	190,500
Equity compensation plans not approved by security holders	0	0	0
Total	73,307	$12.16	190,500

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended October 3, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2015 fiscal year under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required under Item 14 of Part III is incorporated herein by reference to portions of our definitive Proxy Statement filed or to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our 2015 fiscal year under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted under Item 8, Consolidated Financial Statements and Supplementary Data, beginning on page 38.

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

4.2

Amended & Restated Standstill Agreement dated September 28, 2015 between the Company, Anita G. Zucker, as Trustee of The Jerry Zucker Revocable Trust dated March 20, 2007 and as successor-in-interest to Jerry Zucker, deceased, Robert B. Johnston and The InterTech Group, Inc. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2015, Commission File No. 0-11392.

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

10.7*

Span-America Medical Systems, Inc. 2007 Equity Incentive Plan: Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders filed with the Commission on January 8, 2007.

10.8*

Severance Protection Agreement between the Company and James D. Ferguson dated July 25, 2002: Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the “2002 10-K”), Commission File No. 000-11392.

10.9*	Severance Protection Agreement between the Company and Robert E. Ackley dated July 25, 2002: Incorporated by reference to Exhibit 10.21 of the 2002 10-K.

10.10*	Severance Protection Agreement between the Company and Richard C. Coggins dated July 25, 2002: Incorporated by reference to Exhibit 10.22 of the 2002 10-K.

10.11*	Severance Protection Agreement between the Company and James R. O’Reagan dated July 25, 2002: Incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.12*	Severance Protection Agreement between the Company and Clyde A. Shew dated July 25, 2002: Incorporated by reference to Exhibit 10.24 of the 2002 10-K.

10.13*

Severance Protection Agreement between the Company and Erick C. Herlong dated December 1, 2008: Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009 (the “2009 10-K”), Commission File No. 0-11392.

10.14*	Severance Protection Agreement between the Company and Marie Sitter dated December 1, 2008: Incorporated by reference to Exhibit 10.17 of the 2009 10-K.

10.15

Distribution Agreement dated March 1, 1999 between the Company and Louisville Bedding Corporation: Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 000-11392.

10.15.1

Addendum to Distribution Agreement between Louisville Bedding Company and Span-America Medical Systems, Inc. dated January 1, 2002: Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

10.15.2

Assignment & Assumption of Distribution Agreement dated May 23, 2013 among the Company, Louisville Bedding Company and Hollander Home Fashions, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated May 29, 2013, Commission File No. 0-11392.

10.16

Amended & Restated Loan Agreement dated December 9, 2011 by and between the Company and TD Bank: Incorporated by reference to Exhibit 10.1.1 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.16.1

Amended & Restated Revolving Note (Increase with Stepdown) dated December 9, 2011 with the Company as Borrower and TD Bank as Lender: Incorporated by reference to Exhibit 10.1.2 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.16.2

Unlimited Guaranty dated December 9, 2011 of Span Medical Products Canada Inc. to TD Bank: Incorporated by reference to Exhibit 10.1.3 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.16.3

Negative Pledge Agreement dated December 9, 2011 of the Company to TD Bank: Incorporated by reference to Exhibit 10.1.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.16.4

Letter Agreement dated April 30, 2015 by and among TD Bank, N.A. and Span-America Medical Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2015, Commission File No. 0-11392.

10.16.5

First Amendment to Loan Documents dated May 27, 2015 by and between TD Bank, N.A. and Span-America Medical Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2015, Commission File No. 0-11392.

10.17

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

10.18.4

Non-Competition Agreement dated December 9, 2011 by and between the Company and William Thompson: Incorporated by reference to Exhibit 10.3.4 to the Company’s report on Form 8-K dated December 9, 2011, Commission File No. 0-11392.

10.19

Preliminary Collective Agreement effective November 1, 2012 to October 31, 2018 between Span Medical Products Canada Inc. (operating under the registered business name M.C. Healthcare Products) and Sheet Metal Workers’ International Association, Local Union 540: Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “2013 10-K”), Commission File No. 0-11392.

10.19.1

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

10.20

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

10.21

Stock Purchase Agreement dated September 28, 2015 by and between the Company, Anita G. Zucker, as Trustee of The Jerry Zucker Revocable Trust dated March 20, 2007 and as successor-in-interest to Jerry Zucker, deceased, and Robert B. Johnston. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2015, Commission File No. 0-11392.

21.1	Subsidiaries

23.1	Consent of Elliott Davis Decosimo, LLC.

31.1	Officer Certifications Pursuant to Section 302.

32.1	Officer Certifications Pursuant to Section 906.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Exhibits

The exhibits required by this section of Item 15 are attached hereto or incorporated by reference.

(c)	Financial Statement Schedules

Schedule VIII Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions-	( c )	End of
Description	Period	Expenses	Describe	Adjustments	Period
Fiscal Year Ended October 3, 2015
Deducted from asset accounts:
Reserve for uncollectible accounts	$302,000	$38,776	$192,776	(a)	$148,000
Reserve for obsolete inventory	$497,000	$73,000	$-	(b)	$570,000

Fiscal Year Ended September 27, 2014
Deducted from asset accounts:
Reserve for uncollectible accounts	$263,000	$128,925	$89,925	(a)	$302,000
Reserve for obsolete inventory	$720,000	$90,803	$313,803	(b)	$497,000

Fiscal Year Ended September 28, 2013
Deducted from asset accounts:
Reserve for uncollectible accounts	$233,000	$91,623	$61,623	(a)	$263,000
Reserve for obsolete inventory	$595,000	$145,000	$20,000	(b)	$720,000

(a) Uncollectible accounts written off

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

SPAN-AMERICA MEDICAL SYSTEMS, INC.

By: /s/ Thomas D. Henrion	December 30, 2015
Thomas D. Henrion
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ James D. Ferguson	President, Chief Executive Officer and Director
James D. Ferguson	(Principal Executive Officer)

/s/ Richard C. Coggins	Chief Financial Officer
Richard C. Coggins	(Principal Financial Officer)

/s/ Gwendolyn L. Randolph	Controller
Gwendolyn L. Randolph

/s/ Robert H. Dick	Director
Robert H. Dick

/s/ Thomas F. Grady, Jr.	Director
Thomas F. Grady, Jr.

/s/ Guy R. Guarch	Director
Guy R. Guarch

/s/ Thomas D. Henrion	Director
Thomas D. Henrion

/s/ Dan R. Lee	Director
Dan R. Lee

/s/ Linda D. Norman	Director
Linda D. Norman

/s/ Thomas J. Sullivan	Director
Thomas J. Sullivan

December 30, 2015