Form 10-Q
period 2016-01-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2016-02-16
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2016

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

Common Stock, No Par Value – 2,725,468 shares as of February 15, 2016

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	January 2,	October 3,
	2016	2015
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$1,318,001	$1,224,026
Accounts receivable, net of allowances of $152,000 (Jan. 2, 2016) and $148,000 (Oct. 3, 2015)	9,283,687	7,813,773
Inventories - Note 3	6,952,676	8,746,039
Deferred income taxes	352,603	351,452
Prepaid expenses	908,677	411,528
Total current assets	18,815,644	18,546,818

Property and equipment, net - Note 4	4,476,442	4,536,104
Goodwill	3,832,298	3,930,282
Intangibles, net - Note 5	2,062,783	2,214,762
Other assets - Note 6	2,827,614	2,953,656
	$32,014,781	$32,181,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,613,457	$4,035,333
Accrued and sundry liabilities	3,364,640	3,120,111
Total current liabilities	5,978,097	7,155,444

Long-term debt	1,000,000	-
Deferred income taxes	344,695	348,479
Deferred compensation	355,057	375,939
Total long-term liabilities	1,699,752	724,418

Total liabilities	7,677,849	7,879,862

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,725,468 (Jan. 2, 2016) and 2,737,468 (Oct. 3, 2015)	-	-
Additional paid-in capital	-	-
Retained earnings	27,345,097	26,848,299
Accumulated other comprehensive loss	(3,008,165)	(2,546,539)
Total shareholders' equity	24,336,932	24,301,760

	$32,014,781	$32,181,622

Note: The Balance Sheet at October 3, 2015, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	January 2,	January 3,
	2016	2015

Net sales	$21,452,182	$15,720,674
Cost of goods sold	15,968,882	10,271,694
Gross profit	5,483,300	5,448,980

Selling and marketing expenses	2,527,331	2,760,234
Research and development expenses	293,945	279,678
General and administrative expenses	1,105,569	1,065,004
	3,926,845	4,104,916

Operating income	1,556,455	1,344,064

Non-operating income (expense):
Foreign currency gain	117,352	70,560
Interest expense	(5,084)	(3,160)
Other	(3,971)	(1,139)
Net non-operating income (expense)	108,297	66,261

Income before income taxes	1,664,752	1,410,325

Provision for income taxes	522,000	440,000
Net income	1,142,752	970,325

Other comprehensive loss, after tax:
Foreign currency translation loss	(461,626)	(506,134)

Comprehensive income	$681,126	$464,191

Net income per share of common stock - Note 8:
Basic	$0.42	$0.33
Diluted	$0.42	$0.32

Dividends per common share (1)	$0.16	$1.15

Weighted average shares outstanding:
Basic	2,726,127	2,962,007
Diluted	2,751,870	2,997,116

The accompanying notes are an integral part of these consolidated financial statements.

(1) Dividends per share for the three months ended January 3, 2015 included a special dividend of $1.00 per share declared on November 12, 2014 and paid on January 7, 2015 to shareholders of record on December 17, 2014.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 2,	January 3,
	2016	2015
Operating activities:
Net income	$1,142,752	$970,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,955	306,782
Provision for losses on accounts receivable	6,000	6,000
Loss on disposal of equipment	4,028	-
Increase in cash value of life insurance	(66,847)	(65,560)
Deferred compensation	(20,882)	(20,379)
Stock compensation expense	-	6,659
Changes in operating assets and liabilities:
Accounts receivable	(1,556,333)	(1,302,994)
Inventories	1,689,902	1,060,546
Prepaid expenses and other assets	(326,648)	(98,503)
Accounts payable and accrued and sundry liabilities	(1,136,343)	112,232
Net cash provided by operating activities	22,584	975,108

Investing activities:
Purchases of equipment	(182,148)	(95,560)
Payments for other assets	(11,665)	(37,192)
Net cash used for investing activities	(193,813)	(132,752)

Financing activities:
Proceeds of long-term debt	2,900,000	-
Repayments of long-term debt	(1,900,000)	-
Purchase and retirement of common stock	(209,880)	-
Dividends paid	(436,075)	(444,301)
Net cash provided by (used for) financing activities	354,045	(444,301)

Effect of exchange rates on cash	(88,841)	(19,528)

Increase in cash and cash equivalents	93,975	378,527
Cash and cash equivalents at beginning of period	1,224,026	6,865,931
Cash and cash equivalents at end of period	$1,318,001	$7,244,458

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2016

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016. The unaudited Consolidated Financial Statements appearing in this Quarterly Report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015. Our accounting policies are consistent with those described in our Significant Accounting Policies in the Form 10-K, including but not limited to those set forth below.

Our wholly-owned subsidiary, Span Medical Products Canada Inc. (“Span-Canada”), a British Columbia corporation, located in Beamsville, Ontario, Canada, is operated under the registered business name M.C. Healthcare Products (“M.C. Healthcare”). In addition, we use the name “Span-U.S.” in this report to refer to the original U.S. operations of Span-America prior to the acquisition of the assets of M.C. Healthcare Products Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Span-U.S. and Span-Canada, its wholly-owned subsidiary. Significant inter-entity accounts and transactions have been eliminated.

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

Revenue Recognition

We recognize revenue when title and risk of loss pass to the customer and collection is reasonably assured. Our sales prices are fixed at the time revenue is recognized.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, "Balance Sheet Classification of Deferred Taxes (Topic 740)." Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's statement of financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees under various plans at prices equal to the market value of the stock on the dates the options are granted. New shares of common stock are issued upon share option exercise. We do not have treasury stock. We have not made any stock option grants since fiscal year 2011.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of certain Company assets as of January 2, 2016 and October 3, 2015 grouped by the categories prescribed by the FASB:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash value of life insurance policies:

January 2, 2016	$2,610,039	-	$2,610,039	-
October 3, 2015	$2,543,192	-	$2,543,192	-

3. INVENTORIES

	January 2,	October 3,
	2016	2015
Raw materials	$5,601,578	$5,455,942
Work in process	347,000	338,296
Finished goods	1,576,098	3,521,801
Reserve for obsolescence	(572,000)	(570,000)
	$6,952,676	$8,746,039

4. PROPERTY AND EQUIPMENT

	January 2,	October 3,
	2016	2015
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,974,870	6,941,084
Machinery and equipment	9,326,552	9,241,581
Furniture and fixtures	493,318	487,856
Construction in process	66,595	85,329
Automobiles	23,103	9,520
	17,840,854	17,721,786
Less accumulated depreciation	13,364,412	13,185,682
	$4,476,442	$4,536,104

5. INTANGIBLES

	January 2,	October 3,
	2016	2015
Patents and trademarks	$2,214,344	$2,203,673
Trade names	325,692	342,416
Non-competition agreements	142,719	150,048
Customer relationships	2,394,020	2,516,952
	5,076,775	5,213,089
Less accumulated amortization	(3,013,992)	(2,998,327)
	$2,062,783	$2,214,762

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	January 2,	October 3,
	2016	2015
Cash value of life insurance policies - Note 2	$2,610,039	$2,543,192
Other	217,575	410,464
	$2,827,614	$2,953,656

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

Changes in our product warranty liability for the three months ended January 2, 2016 and January 3, 2015 are as follows:

	Three Months Ended
	January 2,	January 3,
	2016	2015
Accrued liability at beginning of period	$291,980	$257,860
Increase in reserve	42,352	88,280
Repairs and replacements	(47,406)	(52,529)
Accrued liability at end of period	$286,926	$293,611

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended
	January 2,	January 3,
	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$1,142,752	$970,325

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,726,127	2,962,007
Effect of dilutive securities:
Employee stock options	25,743	35,109
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,751,870	2,997,116

Net income per share:
Basic	$0.42	$0.33
Diluted	$0.42	$0.32

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: Medical and Custom Products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on our industry segments:

	Three Months Ended
	January 2,	January 3,
	2016	2015
Net sales:
Medical	$11,392,797	$12,832,643
Custom Products	10,059,385	2,888,031
	$21,452,182	$15,720,674

Operating profit (loss):
Medical	$1,501,851	$1,785,174
Custom Products	204,800	(276,181)
	1,706,651	1,508,993

Corporate expense	(150,196)	(164,929)
Other income	108,297	66,261
Income before income taxes	$1,664,752	$1,410,325

Total sales by industry segment include sales to unaffiliated customers as reported in our consolidated statements of comprehensive income. In calculating operating profit, non-allocable general corporate expenses, interest expense, other income and income taxes are not included, but certain corporate operating expenses incurred for the benefit of both segments are included on an allocated basis.

10. COMMITMENTS AND CONTINGENCIES

As disclosed in a Form 8-K filed on February 8, 2016, on February 2, 2016, the Company and Nipro Consumer Healthcare, Inc., d/b/a P.J. Noyes Company entered into an Amendment No. 1 to the License and Distribution Agreement between the Company and PJ Noyes to extend the term of the agreement through December 31, 2020.  The other terms of and the amount of the minimum purchases under this agreement did not change. However, because the term of the agreement is now extended to 2020, we are committed to minimum purchases of $700,000 of Selan® skin care products per calendar year for each calendar year through 2020. Our purchases of Selan have exceeded the required minimum purchase level for each calendar year since the agreement has been in effect.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales and earnings results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should,” “optimistic” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company, including Span-Canada, as described in (a) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, (b) other risks referenced in our Securities and Exchange Commission filings or (c) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

When comparing the first quarter of fiscal 2016 with the same quarter of fiscal 2015, please note that the first quarter this fiscal year included one less week of operations than the first quarter last fiscal year. Fiscal year 2016 will be a normal 52-week year for Span-America, but fiscal year 2015 was a 53-week year, and the additional week fell into the first quarter of fiscal year 2015. Having one less week of operations in the first quarter this fiscal year compared with the same quarter last fiscal year had the most effect on sales and expenses related to our medical and industrial product lines. It had little relative impact on our consumer business because the large seasonal promotion completed in the first quarter this fiscal year overshadowed the effect of having one less week of operations.

Total sales for the first quarter of fiscal 2016 increased by 36% to $21.5 million compared with $15.7 million in the first quarter of last fiscal year due to higher sales volume of consumer bedding products within our custom products segment, which more than offset a sales decrease in our medical segment.

Sales in the medical segment decreased 11% to $11.4 million in the first quarter this fiscal year compared with $12.8 million in the first quarter of fiscal 2015 due primarily to lower sales volumes of beds and therapeutic support surfaces during the quarter. In the custom products segment, first quarter fiscal 2016 sales increased 248% to $10.1 million compared with the same quarter last year because of higher sales of consumer bedding products resulting from a large customer’s seasonal promotion completed in November 2015.

Net income for the first quarter increased by 18% to $1.1 million compared with $970,000 in the first quarter last fiscal year. The first quarter earnings growth was the result of higher sales volume of our consumer bedding products. Earnings per share increased by 28% to $0.42 per diluted share compared with $0.32 per diluted share in the first quarter last fiscal year. The growth rate in earnings per share was higher than the growth rate of net income because of a reduction in the number of shares outstanding at the beginning of the first quarter of fiscal 2016 as a result of previously announced stock repurchases.

Medical Sales – First Quarter Fiscal 2016

Total medical sales decreased 11% in the first quarter to $11.4 million compared with $12.8 million in the same quarter last year. The $1.4 million decrease in medical sales was about evenly divided between our medical beds and pressure management product lines. At Span-Canada, our sales of medical beds and in-room furnishing products decreased by 21% to $2.7 million in the first quarter of fiscal 2016 compared with $3.4 million in the same quarter last year. Most of the decrease in our Span-Canada sales was related to a relatively large order from a customer in British Columbia that we shipped in the first quarter last fiscal year, which was not repeated in the first quarter this fiscal year.

Among our pressure management product lines, sales in the first quarter this fiscal year were down by 8% to $8.7 million compared with $9.4 million in the first quarter last fiscal year. Sales of therapeutic support surfaces, our largest product line, were down by 5% to $6.1 million compared with $6.5 million in the first quarter last fiscal year. Likewise, sales of our other pressure management product lines as a group decreased by 12% during the quarter to $2.6 million compared with $2.9 million in the fiscal year-earlier quarter. The sales declines among our pressure management product lines were caused by slightly lower demand for these products combined with having one less week of production and sales in the first quarter this fiscal year compared with the same quarter last fiscal year as described above. The slight drop off in demand for our medical products in the first quarter of fiscal 2016 is being compared to unusually strong and broad-based demand in the first quarter of fiscal 2015.

Custom Products Sales – First Quarter Fiscal 2016

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total sales in the custom products segment increased by 248% to $10.1 million in the first quarter of fiscal 2016 compared with $2.9 million in the first quarter last fiscal year. The sales increase came entirely from our consumer bedding products, where sales increased 384% to $9.2 million compared with $1.9 million in the same quarter last fiscal year. There were two events that caused the large increase in consumer sales. First, as we have reported in the past, we participated in a seasonal promotion of consumer products in the first quarter of fiscal 2016, which added approximately $6.1 million in sales in the first quarter of fiscal 2016. Second, also as previously reported, we regained a consumer customer late in the first quarter of fiscal 2015 that we had lost in the second quarter of fiscal 2014. As a result, we had this business for the full three months in the first quarter of fiscal 2016 compared with only one month in the first quarter of fiscal 2015. This regained business added approximately $1.5 million in consumer products sales in the first quarter of fiscal 2016. The combination of the seasonal promotion and the regained business added approximately $7.5 million in new consumer sales during the first quarter of fiscal 2016.

The other part of the custom products segment is made up of our industrial product lines. Industrial sales were down 10% in the first quarter of fiscal 2016 to $901,000 compared with $1.0 million in the first quarter of fiscal 2015. Most of the industrial sales decline came from a customer in the watersports market. Industrial sales to customers in the packaging market were down slightly in the first quarter, while our sales of industrial products to the automotive market were up slightly compared with the first quarter of fiscal 2015.

Gross Profit

Our gross profit level increased by 1% to $5.5 million compared with $5.4 million in the first quarter last fiscal year. However, our gross margin percentage decreased significantly in the first quarter to 25.6% compared with 34.7% in the same quarter last fiscal year. There are two reasons for these changes in our gross profit and margin: a less profitable overall sales mix and a decline in medical sales. First, because of the large sales volume from the seasonal promotion of consumer products, our sales mix in the first quarter this year was shifted significantly toward the lower-margin consumer business. Consumer sales made up 43% of total sales in the first quarter of fiscal 2016 compared with only 12% in the first quarter of fiscal 2015. Our consumer products have historically had much lower gross margins than our medical products. Second, medical sales in the first quarter this fiscal year decreased by 11%, which contributed to an 8% decline in our medical gross profit level. This decline in medical gross profit offset most of the increase in consumer gross profit, leaving us with a relatively small increase in total gross profit level and a large decrease in gross margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased by 8% during the first quarter this fiscal year to $2.5 million compared with $2.8 million in the first quarter last fiscal year due primarily to lower expenses in the categories of commissions and shipping costs, which are directly tied to sales and related to the decline in medical sales volume during the first quarter.

R&D expenses increased by 5% to $294,000 due to normal quarter-to-quarter fluctuations in our product development costs in the medical segment.

Administrative expenses increased by 4% to $1.1 million during the first quarter primarily because of increases in compensation costs, recruiting fees and professional fees.

Operating Income

Operating income for the first quarter of fiscal 2016 increased by 16% to $1.6 million compared with $1.3 million in the first quarter of fiscal 2015 due primarily to the combination of the large increase in consumer sales, the small increase in gross profit level and the decrease in selling and marketing expenses.

Non-Operating Income and Expenses

Net non-operating income in the first quarter of fiscal 2016 increased by 63% to $108,000 compared with $66,000 in the first quarter last fiscal year. The increase was entirely the result of foreign currency gains from the normal operations of our Canadian business as a result of the strengthening of the U.S. dollar relative to the Canadian dollar during the first quarter of fiscal 2016 compared with the same quarter in fiscal 2015.

Net Income and Dividends

Net income for the first quarter of fiscal 2016 increased by 18% to $1.1 million compared with $970,000 in the first quarter last fiscal year due to the large increase in consumer sales volume, the decrease in selling and marketing expenses and the increase in non-operating income. Earnings per share for the first quarter grew at a faster rate than net income, increasing by 28% to $0.42 per diluted share because of the previously announced stock repurchase approved by the Board in late September 2015. The repurchase is discussed in more detail below under “Liquidity and Capital Resources” and “Issuer Purchases of Equity Securities.”

During the first quarter of fiscal 2016, we paid dividends of $436,000, or 38% of net income, which consisted of one regular quarterly dividend of $0.16 per share. During the same period last fiscal year, we paid dividends of $444,000, or 46% of net income, which consisted of one regular quarterly dividend of $0.15 per share. The dividend of $0.16 per share paid in the first quarter this year was an increase of 6.7% over the dividend of $0.15 per share paid in the same quarter last year.

In addition to the regular quarterly dividend payment declared and paid in the first quarter of last fiscal year, the Board also declared a special dividend of $1.00 per share, which the Company paid on January 7, 2015 (during the second quarter of fiscal year 2015) to shareholders of record on December 17, 2014. The special dividend amount of $2,962,000 was shown as a current liability on our January 3, 2015 balance sheet.

Our revolving credit agreement previously included a covenant that restricted dividend payments to 50% of net income, but that covenant was eliminated from the renewed agreement in May 2015. However, prior to this credit agreement renewal, the lending bank waived any event of default in connection with the $1.00 per share special dividend declared during the first quarter of fiscal 2015. See the discussion below under “Liquidity and Capital Resources” regarding the current terms and conditions of our revolving credit agreement.

Outlook

We remain optimistic about the outlook for Span-America for fiscal year 2016. We expect to report a slight increase in sales and earnings in the second quarter this fiscal year compared with the same quarter last fiscal year based on our current order demand. We continue to expand our core medical business with new products, enhancements to existing products and by bundling sales of our medical bed frames with our therapeutic support services. We believe this combination will attract new customers and generate higher sales to existing customers.

We expect that our earnings per share during the remainder of fiscal year 2016 will benefit from the Board’s authorization in September 2015 to repurchase approximately 9% of the Company’s outstanding shares. The repurchase of 261,310 shares from former director Robert Johnston and his affiliate, The Jerry Zucker Revocable Trust, was completed in early October 2015. The repurchase lowered our number of shares outstanding, and as a result, will be accretive to our per share earnings for the remainder of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2016 decreased by 98% to $23,000, compared with $975,000 in the first quarter of fiscal 2015. The significant decrease was primarily the result of changes in working capital accounts related to the large seasonal promotion of consumer products that was begun in August 2015 and completed in November 2015. As a result of the promotion, we had unusually large changes in accounts receivable, inventory, accounts payable and accrued and sundry liabilities from fiscal year-end 2015 to the end of our first quarter of fiscal 2016. The net effect of these changes was to reduce our cash flow from operations by $1.0 million in the first quarter of fiscal 2016 compared to the $130,000 reduction in cash flow resulting from the changes in accounts receivable, inventory, accounts payable and accrued and sundry liabilities during the first quarter of fiscal 2015. The changes in these accounts are discussed in more detail below. Because of the timing of the cash flows related to the seasonal promotion, our cash flow from operations was lower than usual in the first quarter of fiscal 2016 and will likely be higher than usual in the second quarter of fiscal 2016. Our primary uses of cash during the first quarter of fiscal 2016 were dividend payments of $436,000, stock repurchases of $210,000 and equipment purchases of $182,000.

Working capital increased by 13% to $12.8 million at the end of the first quarter of fiscal 2016 compared with $11.4 million at fiscal year-end 2015. Likewise, the current ratio at the end of the first quarter of fiscal 2016 increased to 3.1 from 2.6 at fiscal year-end 2015. The increases in working capital and current ratio were caused primarily by the $1.4 million (35%) reduction in accounts payable from fiscal year-end 2015 to the end of the first quarter of fiscal 2016. The reduction in accounts payable was related to the seasonal promotion as described above. Accounts payable were unusually high at fiscal year-end 2015 because of raw material and other purchases related to the seasonal promotion. The reduction during the first quarter reflects our accounts payable balance returning to a more normal level.

Accounts receivable, net of allowances, increased by $1.5 million, or 19%, to $9.3 million at the end of the first quarter of fiscal 2016 compared with $7.8 million at the end of fiscal 2015. The increase was entirely related to the seasonal promotion described above. Our accounts receivable balance at the end of the first quarter of fiscal 2016 included $2.0 million of receivables related specifically to the seasonal promotion. Our average collection time for trade accounts receivable during the first quarter of fiscal 2016 was 43.3 days compared with 41.0 days for the full fiscal year 2015. All accounts receivable of Span-U.S. and Span-Canada are unsecured. However, certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory decreased by $1.8 million, or 21%, to $7.0 million at the end of the first quarter of fiscal 2016 compared with $8.7 million at fiscal year-end 2015. The decrease in inventory occurred primarily in the categories of consumer raw materials and finished goods and was related almost entirely to the seasonal promotion described above. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 8.1 times for the first quarter of fiscal 2016 compared with 5.3 times for the full year of fiscal 2015. The increase in inventory turns during the first quarter was caused by the seasonal promotion of consumer products.

From the end of our 2015 fiscal year to the end of the first quarter of fiscal 2016:

●

Prepaid expenses increased by 121% from $412,000 to $909,000 due to (1) the payment of a refundable deposit on a performance bond related to a bid to provide beds and therapeutic support surfaces to a government customer and (2) the payment of insurance premiums for our property and casualty insurance for fiscal year 2016;

●

Net property and equipment decreased by $60,000, or 1%, to $4.5 million primarily as a result of depreciation expense of $207,000, equipment purchases of $182,000 and foreign currency translation adjustments;

●

Net intangibles decreased by $152,000, or 7%, to $2.1 million primarily as a result of amortization expenses of $73,000 and foreign currency translation losses that resulted from the U.S.-Canadian currency conversion;

●	Other assets decreased by 4% to $2.8 million as a result of a decrease in deposits on raw material purchases;

●

Accounts payable decreased 35% from $4.0 million to $2.6 million primarily as the result of the seasonal promotion of consumer products described above. Our accounts payable level at fiscal year-end 2015 was higher than usual because of purchases associated with the seasonal promotion;

●

Accrued and sundry liabilities increased by $245,000, or 8%, to $3.4 million due primarily to increases in accruals for income taxes, incentive compensation and property taxes during the first quarter of fiscal 2016.

At January 2, 2016, we had $1.0 million outstanding under our revolving credit facility, which was used to partially fund the increase in working capital related to the seasonal promotion of consumer products described above. This outstanding balance was repaid in full by the end of January 2016. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5.0 million with a maturity date of April 30, 2018. The credit facility is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016. Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with the Johnston/Zucker stock repurchase described below and elsewhere in this report. We believe that we were in compliance with all other loan covenants in the credit facility as of January 2, 2016.

The Company has repurchased a total of 433,593 shares of its common stock from the beginning of the repurchase programs in November 2007 through the end of the first quarter of fiscal year 2016. This represents 15.6% of the Company’s outstanding shares at the beginning of the repurchase program. As of the end of the first quarter of fiscal 2016, there were no remaining shares available to be repurchased under previously authorized share repurchase programs. Please see Item 2 below under the heading “Issuer Purchases of Equity Securities” for more information on our stock repurchase programs.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2016 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first quarter of our fiscal year 2016 and was consequently a minor factor in our operations for the quarter. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first quarter of fiscal year 2016, our realized foreign currency exchange gain was $117,000 compared with a gain of $71,000 in the first quarter of fiscal 2015. The increase in foreign currency gain was caused by the strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of fiscal 2016.

Exchange rate fluctuations may also impact the competitive price position of our products manufactured in the U.S. and sold in Canada, which is our primary market outside the U.S. The appreciation of the U.S. dollar relative to the Canadian dollar makes our U.S.-origin products more expensive in Canadian dollar terms compared to similar products manufactured in Canada.

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

Recent reductions in oil prices have to date had no material impact on our cost of polyurethane foam or other raw materials. In addition, we do not have any indication yet as to whether or how the recent oil price reductions will impact our raw material costs.

As of January 2, 2016, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the first quarter of fiscal 2016, the cash value of life insurance increased by 3%, creating after-tax income of approximately $65,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016. A material increase in interest rates could have a negative impact on our financial condition and earnings to the extent that we had significant outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had $1.0 million outstanding under our credit facility as of January 2, 2016, which was used to partially fund the increase in working capital related to the seasonal promotion of consumer products described above. However, this outstanding balance was repaid in full by the end of January 2016. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

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

Most of our Span-Canada operating costs and liabilities are denominated in Canadian dollars. Span-Canada sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of January 2, 2016, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $102,000, and our total liabilities would have increased by approximately $11,000 for a net change of approximately $91,000. For the first quarter of fiscal year 2016, our net realized foreign currency exchange gain was $117,000 compared with a net realized foreign currency exchange gain of $71,000 in the first quarter of fiscal 2015. The increase in net realized foreign currency exchange gain in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was the result of the strengthening of the U.S. dollar relative to the Canadian dollar during the first quarter of fiscal 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 2, 2016, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of January 2, 2016. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. In September 2015, the Board authorized the repurchase of 261,310 shares of common stock from former director Robert Johnston and his affiliate, The Jerry Zucker Revocable Trust (the “Johnston/Zucker shares”). Immediately prior to the repurchase of the Johnston/Zucker shares, the Company had a total of 66,489 remaining shares available to be repurchased under the plans authorized in 2007 and 2009. The Board therefore used the remaining previously authorized shares and authorized an additional 194,821 shares (261,310 – 66,489) to complete the Johnston/Zucker share repurchase. After the completion of the Johnston/Zucker share repurchase, there were no remaining shares available to be repurchased under previously authorized plans.

The Johnston/Zucker share repurchase was completed in two transactions on two different dates. The first transaction for 249,310 shares was completed on October 1, 2015, which occurred during our 2015 fiscal year that ended on October 3, 2015. The second transaction for 12,000 shares was completed on October 9, 2015 and was part of our first quarter of fiscal year 2016 as shown in the table below. Including the Johnston/Zucker repurchases and prior stock repurchases under the existing repurchase program, the Company has repurchased a total of 433,593 shares of its common stock since beginning the repurchase program in November 2007, or 15.6% of the outstanding shares at the beginning of the repurchase program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
10/04/15 – 10/31/15	12,000	$17.49	0	0
11/01/15 – 11/28/15	0	0	0	0
11/29/15 – 01/02/16	0	0	0	0
Total	12,000	$17.49	0	0

Our credit facility restricts stock repurchases. See the description of these restrictions under Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

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

Date: February 16, 2016