Form 10-Q
period 2016-04-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2016-05-17
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2016

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

Common Stock, No Par Value – 2,734,468 shares as of May 16, 2016

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	April 2, 2016 (Unaudited)	October 3, 2015 (Note)

ASSETS
Current assets:
Cash and cash equivalents	$1,733,380	$1,224,026
Accounts receivable, net of allowances of $140,000 (April 2, 2016) and $148,000 (Oct. 3, 2015)	6,482,486	7,813,773
Inventories - Note 3	7,754,611	8,746,039
Deferred income taxes	351,180	351,452
Prepaid expenses	1,156,952	411,528
Total current assets	17,478,609	18,546,818

Property, plant and equipment, net - Note 4	4,382,698	4,536,104
Goodwill	3,953,523	3,930,282
Intangibles, net - Note 5	2,115,791	2,214,762
Other assets - Note 6	2,758,520	2,953,656
	$30,689,141	$32,181,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,378,711	$4,035,333
Accrued and sundry liabilities	2,216,152	3,120,111
Total current liabilities	4,594,863	7,155,444

Deferred income taxes	349,377	348,479
Deferred compensation	333,169	375,939
Total long-term liabilities	682,546	724,418

Total liabilities	5,277,409	7,879,862

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,734,468 (April 2, 2016) and 2,737,468 (Oct. 3, 2015)	169,380	-
Additional paid-in capital	-	-
Retained earnings	27,665,330	26,848,299
Accumulated other comprehensive loss	(2,422,978)	(2,546,539)
Total shareholders' equity	25,411,732	24,301,760

	$30,689,141	$32,181,622

Note: The Balance Sheet at October 3, 2015 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales	$14,852,629	$15,033,618	$36,304,811	$30,754,293
Cost of goods sold	9,661,793	10,051,750	25,630,674	20,323,444
Gross profit	5,190,836	4,981,868	10,674,137	10,430,849

Selling and marketing expenses	2,618,800	2,612,904	5,146,132	5,373,139
Research and development expenses	275,220	316,250	569,164	595,928
General and administrative expenses	1,136,626	1,127,917	2,242,196	2,192,920
	4,030,646	4,057,071	7,957,492	8,161,987

Operating income	1,160,190	924,797	2,716,645	2,268,862

Non-operating income (expense):
Foreign currency (loss) gain	(49,917)	127,388	67,435	197,948
Interest expense	(60)	(3,125)	(5,144)	(6,285)
Other	(3,464)	47,378	(7,435)	46,238
Net non-operating income (expense)	(53,441)	171,641	54,856	237,901

Income before income taxes	1,106,749	1,096,438	2,771,501	2,506,763

Provision for income taxes	349,000	323,000	871,000	763,000
Net income	757,749	773,438	1,900,501	1,743,763

Other comprehensive income/(loss), after tax:
Foreign currency translation gain (loss)	585,187	(621,477)	123,561	(1,127,611)

Comprehensive income	$1,342,936	$151,961	$2,024,062	$616,152

Net income per share of common stock - Note 8:
Basic	$0.28	$0.26	$0.70	$0.59
Diluted	0.28	0.26	0.69	0.58

Dividends per common share (1)	$0.16	$0.15	$0.32	$1.30

Weighted average shares outstanding:
Basic	2,728,633	2,979,097	2,727,380	2,969,895
Diluted	2,755,109	3,005,951	2,753,490	3,000,877

The accompanying notes are an integral part of these consolidated financial statements.

(1)  Dividends per share for the six months ended March 28, 2015 include a special dividend of $1.00 per share declared on November 12, 2014 and paid on January 7, 2015 to shareholders of record on December 17, 2014.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015
Operating activities:
Net income	$1,900,501	$1,743,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586,422	606,079
Provision for losses on accounts receivable	-	23,057
Loss (gain) on sale of equipment and patents	7,658	(46,751)
Increase in cash value of life insurance	(79,715)	(83,142)
Deferred compensation	(42,769)	(40,758)
Stock compensation expense	-	13,318
Changes in operating assets and liabilities:
Accounts receivable	1,342,115	(2,306,004)
Inventories	1,024,721	1,396,734
Prepaid expenses and other assets	(237,074)	(293,976)
Accounts payable and accrued expenses	(2,591,084)	763,037
Net cash provided by operating activities	1,910,775	1,775,357

Investing activities:
Purchases of property and equipment	(275,384)	(140,576)
Proceeds from sale of equipment and patents	-	47,339
Payments for other assets	(57,067)	(52,729)
Net cash used for investing activities	(332,451)	(145,966)

Financing activities:
Dividends paid	(873,590)	(3,853,712)
Proceeds of revolving credit line	2,900,000	-
Repayment of revolving credit line	(2,900,000)	-
Common stock issued upon exercise of options	-	180,708
Purchase and retirement of common stock	(209,880)
Net cash used for financing activities	(1,083,470)	(3,673,004)

Effect of exchange rates on cash	14,500	(63,830)

Increase (decrease) in cash and cash equivalents	509,354	(2,107,443)
Cash and cash equivalents at beginning of period	1,224,026	6,865,931
Cash and cash equivalents at end of period	$1,733,380	$4,758,488

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2016

1.	SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016. The unaudited Consolidated Financial Statements appearing in this Quarterly Report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015. Our accounting policies are consistent with those described in our Significant Accounting Policies in the Form 10-K, including but not limited to those set forth below.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

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

The following table summarizes information on the fair value measurement of certain Company assets as of April 2, 2016 and October 3, 2015 grouped by the categories prescribed by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies:

April 2, 2016	$2,622,906	-	$2,622,906	-
October 3, 2015	$2,543,192	-	$2,543,192	-

3.	INVENTORIES

	April 2, 2016	October 3, 2015
Raw materials	$5,954,288	$5,455,942
Work in process	545,233	338,296
Finished goods	1,851,090	3,521,801
Reserve for obsolescence	(596,000)	(570,000)
	$7,754,611	$8,746,039

4.	PROPERTY AND EQUIPMENT

	April 2, 2016	October 3, 2015
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,979,270	6,941,084
Machinery and equipment	9,406,038	9,241,581
Furniture and fixtures	507,100	487,856
Construction in process	68,219	85,329
Automobiles	23,966	9,520
	17,941,009	17,721,786
Less accumulated depreciation	13,558,311	13,185,682
	$4,382,698	$4,536,104

5.	INTANGIBLES

	April 2, 2016	October 3, 2015
Patents and trademarks	$2,231,339	$2,203,673
Trade names	346,383	342,416
Non-competition agreements	151,786	150,048
Customer relationships	2,546,111	2,516,952
	5,275,619	5,213,089
Less accumulated amortization	(3,159,828)	(2,998,327)
Net intangibles	$2,115,791	$2,214,762

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6.	OTHER ASSETS

	April 2, 2016	October 3, 2015
Cash value of life insurance policies - Note 2	$2,622,906	$2,543,192
Other	135,614	410,464
	$2,758,520	$2,953,656

7.	PRODUCT WARRANTIES

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

Changes in our product warranty liability for the six months ended April 2, 2016 and March 28, 2015 are as follows:

	Six Months Ended
	April 2, 2016	March 28, 2015
Accrued liability at beginning of period	$291,980	$257,860
Increase in reserve	144,857	135,342
Repairs and replacements	(122,763)	(106,346)
Accrued liability at end of period	$314,074	$286,856

8.	EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator for basic and diluted earnings per share:
Net income	$757,749	$773,438	$1,900,501	$1,743,763

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,728,633	2,979,097	2,727,380	2,969,895
Effect of dilutive securities:
Employee stock options	26,476	26,854	26,110	30,982
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,755,109	3,005,951	2,753,490	3,000,877

Net income per share of common stock:
Basic	$0.28	$0.26	$0.70	$0.59
Diluted	$0.28	$0.26	$0.69	$0.58

9.	OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: Medical and Custom Products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales:
Medical	$10,972,017	$11,105,935	$22,364,814	$23,938,580
Custom products	3,880,612	3,927,683	13,939,997	6,815,713
	$14,852,629	$15,033,618	$36,304,811	$30,754,293

Operating profit (loss):
Medical	$1,229,251	$1,215,146	$2,731,102	$3,000,320
Custom products	154,420	(69,473)	359,220	(345,654)
	1,383,671	1,145,673	3,090,322	2,654,666

Corporate expense	(223,481)	(220,876)	(373,677)	(385,804)
Other income (expense)	(53,441)	171,641	54,856	237,901
Income before income taxes	$1,106,749	$1,096,438	$2,771,501	$2,506,763

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

RESULTS OF OPERATIONS

Overview

Summary – Second Quarter Fiscal 2016 vs. Second Quarter Fiscal 2015

●	Total sales decreased by 1% to $14.9 million compared with $15.0 million due to slightly lower sales volume in both our medical and custom products segments.
●	Our gross profit level increased by 4% to $5.2 million, or 34.9% of net sales, compared with $5.0 million, or 33.1% of net sales, as a result of improved margins in the custom products segment.
●	Operating profit increased by 25% to $1.2 million compared with $925,000 because of higher margins in the custom products segment combined with a slight reduction in overall operating expenses.
●

Net non-operating income decreased by 131% to a loss of $53,000 compared with a gain of $172,000 due primarily to foreign currency losses from our Canadian operations as a result of the strengthening of the Canadian dollar vs. the U.S. dollar.

●	Net income decreased by 2% to $758,000 compared with $773,000 because of the reduction in non-operating income described above.
●

Earnings per share increased by 8% to $0.28 per diluted share compared with $0.26 per diluted share because of an 8% reduction in the average number of shares outstanding as a result of our share repurchases near the end of fiscal 2015.

When comparing the second quarter of fiscal 2016 with the same quarter of fiscal 2015, please note that the second quarter this fiscal year included one more week of operations than the second quarter last fiscal year. However, we believe having one more week of operations in the second quarter this fiscal year than in the same quarter last fiscal year did not have a material effect on comparing sales and expenses in the quarterly periods. For the year-to-date periods, the first half of fiscal years 2016 and 2015 each had 26 weeks of operations. Fiscal year 2016 will be a normal 52-week year for Span-America, but fiscal year 2015 was a 53-week year.

Summary First Half Fiscal 2016 vs. First Half Fiscal 2015

●

Net sales increased 18% to $36.3 million compared with $30.8 million primarily as a result of a seasonal promotion of consumer products in the first quarter of fiscal 2016, which did not occur in the first half of fiscal 2015.

●	Custom products sales for the first half of fiscal 2016 increased by 105% to $13.9 million compared with $6.8 million primarily as a result of the seasonal promotion described above.
●	Sales in the medical segment decreased 7% to $22.4 million compared with $23.9 million primarily because of lower sales volumes from our beds and in-room furnishing products from Span-Canada.
●	Our gross profit level increased by 2% to $10.7 million compared with $10.4 million due to higher sales volume and improved margins in the custom products segment.
●	Our gross margin percentage decreased to 29.4% compared with 33.9% due to a change in sales mix, which was shifted toward the lower-margin custom products segment.
●

Operating profit increased by 20% to $2.7 million compared with $2.3 million because of higher sales volume and improved margins in the custom products segment combined with a slight reduction in overall operating expenses.

●

Net non-operating income decreased by 77% to $55,000 compared with $238,000 due primarily to a significant reduction in foreign currency gains from our Canadian operations as a result of the strengthening of the Canadian dollar vs. the U.S. dollar.

●	Net income increased by 9% to $1.9 million, or $0.69 per diluted share, compared with $1.7 million, or $0.58 per diluted share, because of the combination of the factors described above.

Medical Sales – Second Quarter Fiscal 2016

Total medical sales decreased 1% in the second quarter to $11.0 million compared with $11.1 million in the same quarter last year. Almost all of the second quarter decrease in medical sales came from our lines of medical beds and in-room furnishing products made at our Canadian subsidiary. Span-Canada sales decreased by 13% to $2.3 million in the second quarter of fiscal 2016 compared with $2.6 million in the same quarter last year due to the combination of generally weak demand for beds and in-room furnishing products in the second quarter this year and several moderately-sized bed orders in the second quarter last fiscal year that were not repeated in the second quarter this fiscal year.

Among our pressure management product lines, sales increased by 2% to $8.7 million compared with $8.5 million in the second quarter last year. Sales of therapeutic support surfaces, our largest medical product line, were up by 3% to $6.3 million compared with $6.1 million in the second quarter last year. Sales of our other pressure management product lines as a group were level at $2.4 million in the second quarters of fiscal 2016 and fiscal 2015. In general, demand for our medical products in the second quarter of fiscal 2016 was steady, but not vigorous. However, our inquiries and quoting activity in the market for beds and support surfaces has been active, which could be an indicator of increased demand for these products in future periods.

Medical Sales – Year-to-Date Fiscal 2016

Medical segment sales in the first half of fiscal 2016 decreased by 7%, or $1.6 million, to $22.36 million compared with $23.94 million in the first half of fiscal 2015. The year-to-date decrease in medical sales occurred mainly among our Span-Canada products where sales were down by 17% to $5.0 million compared with $6.0 million in the first half of last fiscal year. The decrease in Span-Canada sales in the first half of fiscal 2016 was caused by generally weak demand for our medical beds and several significant orders that occurred in the first half last fiscal year, which were not repeated in the first half this year.

Sales in our pressure management medical product lines, which include all medical products except medical beds and in-room furnishing products from Span-Canada, decreased by 3% in the first half of fiscal 2016 to $17.4 million compared with $17.9 million in the first half of fiscal 2015. The year-to-date decrease in sales of our pressure management products was broad-based and spread roughly evenly across our product lines. Sales of therapeutic support surfaces, our largest product line, decreased by 1% to $12.4 million compared with $12.6 million in the same period of fiscal 2015. Sales of all other pressure management product lines as a group were down by 7% to $5.0 million in the first half of fiscal 2016 compared with $5.3 million in the first half of fiscal 2015.

Custom Products Sales – Second Quarter Fiscal 2016

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total sales in the custom products segment decreased by 1% to $3.88 million in the second quarter of fiscal 2016 compared with $3.93 million in the second quarter of fiscal 2015. The largest part of the custom products segment is our consumer business, where sales decreased by 3% to $2.9 million in the second quarter of fiscal 2016 compared with $3.0 million in the second quarter of fiscal 2015. During the quarter, we saw increases in sales of our fusion products to a retail customer and growth in online sales of consumer bedding products, but they were offset by slight decreases in other consumer product lines.

In the other part of the custom products segment, sales of our industrial products were up by 5% in the second quarter of fiscal 2016 to $977,000 compared with $935,000 in the second quarter of fiscal 2015. Most of the industrial products sales growth came from customers in the automotive and packaging sectors of our industrial market.

Custom Products Sales – Year-to-Date Fiscal 2016

Sales in the custom products segment for the first half of fiscal 2016 increased by 105% to $13.9 million compared with $6.8 million in the first half of last fiscal year. The sales increase came entirely from our consumer bedding products, where sales increased 147% to $12.1 million in the first half of fiscal 2016 compared with $4.9 million in the same period last fiscal year. There were two events that caused the large increase in consumer sales. First, as we have reported in the past, we participated in a seasonal promotion of consumer products in the first quarter of fiscal 2016, which added approximately $6.1 million in consumer sales. Second, also as previously reported, we regained a consumer customer late in the first quarter of fiscal 2015 that we had lost during fiscal 2014. As a result, we had this business for the full six months in the first half of fiscal 2016 compared with only four months in the first half of fiscal 2015.

Sales of industrial products decreased by 3% during the first half of fiscal 2016 to $1.88 million compared with $1.93 million in the first half last year due mostly to lower industrial sales volumes to customers in the watersports and packaging sectors of our market.

Gross Profit

Our gross profit level increased by 4% to $5.2 million during the second quarter of fiscal 2016 compared with $5.0 million in the second quarter last fiscal year. In addition, our gross margin percentage increased in the second quarter to 34.9% compared with 33.1% in the same quarter last fiscal year. The increases in gross profit level and margin came primarily from the custom products segment and were the result of improved margins within our consumer and industrial product lines. We have taken a number of actions to improve the margins in our custom products business, and we are encouraged about our results to date.

For the year-to-date in fiscal 2016, our total gross profit level increased 2% to $10.7 million compared with $10.4 million in the same period of fiscal 2015. Our gross margin percentage for the first six months of fiscal 2016 decreased significantly to 29.4% from 33.9% in the same period of fiscal 2015. There are two reasons for these changes in our year-to-date gross profit and margin: a less profitable overall sales mix and a decline in medical sales. First, because of the large sales volume from the seasonal promotion of consumer products, our sales mix in the first half of this year was shifted significantly toward the lower-margin consumer business. Consumer sales accounted for 33% of total sales in the first half of fiscal 2016 compared with only 16% in the first half of fiscal 2015. Our consumer products have historically had much lower gross margins than our medical products. Second, medical sales in the first half this fiscal year decreased by 7%, which contributed to a 4% decline in our medical gross profit level.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses were level at $2.6 million for the second quarters of fiscal 2016 and fiscal 2015, generally reflecting the comparative sales results during the two quarters. For the first half of fiscal 2016, selling and marketing expenses decreased by 4% to $5.1 million compared with $5.4 million in the first half of fiscal 2015. The year-to-date expense declines occurred mostly in the categories of commissions and shipping costs at Span-Canada and lower marketing expenses in our custom products segment.

Research and development expenses decreased 13% to $275,000 during the second quarter of fiscal 2016 compared with $316,000 in the second quarter of fiscal 2015. For the year-to-date in fiscal 2016, research and development expenses decreased 4% to $569,000 compared with $596,000 in the same period of fiscal 2015. The decreases in research and development expenses for both the second quarter and fiscal year-to-date periods were mainly due to changes in the use of independent contract services for testing or for specific parts of design projects. These are normal period-to-period fluctuations and do not indicate a reduction in our product development efforts.

General and administrative expenses increased by 1% to $1.14 million in the second quarter of fiscal 2016 compared with $1.13 million in the second quarter of fiscal 2015. For the year-to-date in fiscal 2016, general and administrative expenses increased 2% to $2.24 million compared with $2.19 million in the same period of fiscal 2015. The increases in general and administrative expenses for the quarter and fiscal year-to-date were due to relatively small increases in a number of administrative expense line items.

Operating Income

Operating income for the second quarter of fiscal 2016 increased by 25% to $1.2 million compared with $925,000 in the second quarter of fiscal 2015. Likewise, operating income for the first half of fiscal 2016 increased by 20% to $2.7 million compared with $2.3 million in the first half of fiscal 2015. The increases in operating income for the second quarter and first half of fiscal 2016 were the result of improved margins in the custom products segment in both periods, higher sales volume in the custom products segment in the year-to-date period and a decrease in total selling, marketing and R&D expenses during both periods.

Non-Operating Income and Expenses

Net non-operating income in the second quarter of fiscal 2016 decreased by 131% to an expense of $53,000 compared with income of $172,000 in the second quarter last fiscal year. The decrease was caused by two main factors. First, we had a foreign currency loss of $50,000 in the second quarter of fiscal 2016 compared with a gain of $127,000 in the same quarter last year because of the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of fiscal 2016. Second, the second quarter of fiscal 2015 included a gain on the sale of assets of $47,000, related to the sale of assets associated with the Secure I.V. business that was discontinued several years ago.

For the first half of fiscal 2016, net non-operating income decreased 77% to $55,000 compared with $238,000 in the same period of fiscal 2015. Similar to the second quarter, the fiscal year-to-date decline in non-operating income was caused by lower foreign currency gains and lower gains on the sales of assets. Our foreign currency gain declined to $67,000 in the first half of fiscal 2016 from $198,000 in the first half of fiscal 2015 as a result of the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of fiscal 2016.

Net Income and Dividends

Net income for the second quarter of fiscal 2016 decreased by 2% to $758,000 compared with $773,000 in the second quarter last fiscal year due to the decrease in net non-operating income described above. Earnings per share for the second quarter increased by 8% to $0.28 per diluted share compared with $0.26 per diluted share in the second quarter last fiscal year because of the previously announced stock repurchase approved by the Board of Directors in late September 2015. The repurchase is discussed in more detail below under “Liquidity and Capital Resources” and “Issuer Purchases of Equity Securities.”

Net income for the first six months of fiscal 2016 increased by 9% to $1.9 million, or $0.69 per diluted share, compared with $1.7 million, or $0.58 per diluted share, for the same period in fiscal 2015. The increase in earnings for the first half of fiscal 2016 was mainly the result of strong sales growth and margin improvements within our custom products segment and lower operating expenses. The increase in earnings per share resulted from the increase in net income and a reduction in the number of shares outstanding as a result of stock repurchases near the end of fiscal 2015.

During the first half of fiscal 2016, we paid dividends of $874,000, or 46% of net income for the period, which consisted of two regular quarterly dividends of $0.16 per share. During the first half of fiscal 2015, we paid dividends of $3.9 million, or 221% of net income for the period, which consisted of two regular quarterly dividends of $0.15 per share and one special dividend of $1.00 per share.

After the close of this year’s second fiscal quarter, the Board declared a regular quarterly cash dividend of $0.16 per share payable on June 2, 2016, to shareholders of record on May 17, 2016.

Our revolving credit agreement previously included a covenant that restricted dividend payments to 50% of net income, but that covenant was eliminated from the renewed agreement in May 2015. However, prior to this credit agreement renewal, the lending bank waived any event of default in connection with the $1.00 per share special dividend paid during the second quarter of fiscal 2015. See the discussion below under “Liquidity and Capital Resources” regarding the current terms and conditions of our revolving credit agreement.

Outlook

We expect total sales in the second half of fiscal 2016 to be lower than they were in the first half of fiscal 2016 because of a decrease in consumer bedding sales due to the absence of a large seasonal promotion that took place in the first quarter of fiscal 2016 and the expected loss of the Sinomax business as we previously announced on April 13, 2016. However, based on current quoting activity and new supply agreements, we expect medical sales in the last half of fiscal 2016 to be slightly higher than they were in the first half of fiscal 2016. We believe total earnings in the second half of fiscal 2016 will be similar to earnings in the first half of fiscal 2016 because anticipated growth in the higher-margin medical segment is likely to offset expected declines in the lower-margin custom products segment.

We expect that our earnings per share during the remainder of fiscal year 2016 will benefit from the Board’s authorization in September 2015 to repurchase approximately 9% of the Company’s outstanding shares. The repurchase of 261,310 shares from former director Robert Johnston and his affiliate, The Jerry Zucker Revocable Trust, was completed in early October 2015. The repurchase reduced our number of shares outstanding, and as a result, will be accretive to our per share earnings for the remainder of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first half of fiscal 2016 increased by 8% to $1.9 million, compared with $1.8 million in the first half of fiscal 2015. The increase in cash flow was primarily the result of the 9% increase in net income in the first half of fiscal 2016 compared with the same period in fiscal 2015. Our primary uses of cash during the second quarter of fiscal 2016 were dividend payments of $874,000, capital expenditures of $275,000 and stock repurchases of $210,000.

Working capital increased by 13% to $12.9 million at the end of the second quarter of fiscal 2016 compared with $11.4 million at fiscal year-end 2015. Likewise, the current ratio at the end of the second quarter of fiscal 2016 increased to 3.8 from 2.6 at fiscal year-end 2015. The increases in working capital and current ratio were caused primarily by the $1.7 million (41%) reduction in accounts payable and the $904,000 (29%) reduction in accrued liabilities from fiscal year-end 2015 to the end of the second quarter of fiscal 2016. The reduction in accounts payable was related to the seasonal promotion of consumer bedding products completed in the first quarter of fiscal 2016, which temporarily increased accounts payable at fiscal year-end 2015 because of raw material and other purchases related to the seasonal promotion. The reduction of accrued liabilities was the result the normal timing of payments of income taxes, incentive compensation and property taxes, which were accrued during fiscal year 2015.

Accounts receivable, net of allowances, decreased by $1.3 million, or 17%, to $6.5 million at the end of the second quarter of fiscal 2016 compared with $7.8 million at the end of fiscal 2015. The decrease was the result of lower sales levels during the second quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015. Our average collection time for trade accounts receivable during the first half of fiscal 2016 was 41.7 days compared with 41.0 days for the full fiscal year 2015. All accounts receivable of Span-U.S. and Span-Canada are unsecured. However, certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory decreased by $991,000, or 11%, to $7.8 million at the end of the second quarter of fiscal 2016 compared with $8.7 million at fiscal year-end 2015. The decrease in inventory occurred primarily in the categories of consumer raw materials and finished goods and was related almost entirely to the seasonal promotion described above. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 6.2 times for the first half of fiscal 2016 compared with 5.3 times for the full year of fiscal 2015. The increase in inventory turns during the second quarter was caused by the seasonal promotion of consumer products completed in the first quarter of fiscal 2016.

From the end of our 2015 fiscal year to the end of the second quarter of fiscal 2016:

●

Prepaid expenses increased by 181% from $412,000 to $1.2 million due to (1) the payment of a refundable deposit on a performance bond related to a bid to provide beds and therapeutic support surfaces to a government customer and (2) the payment of insurance premiums for our property and casualty insurance for fiscal year 2016;

●

Net property and equipment decreased by $153,000, or 3%, to $4.4 million primarily as a result of depreciation expense of $428,000, equipment purchases of $275,000 and foreign currency translation adjustments;

●

Net intangibles decreased by $99,000, or 4%, to $2.1 million primarily as a result of amortization expenses of $159,000 and foreign currency translation adjustments that resulted from the U.S.-Canadian currency conversion;

●	Other assets decreased by 7% to $2.8 million as a result of a decrease in deposits on raw material purchases;

●

Accounts payable decreased 41% from $4.0 million to $2.4 million primarily as the result of the seasonal promotion of consumer products described above. Our accounts payable level at fiscal year-end 2015 was higher than usual because of purchases associated with the seasonal promotion;

●

Accrued and sundry liabilities decreased by $904,000, or 29%, to $2.2 million due primarily to payments for income taxes, incentive compensation and property taxes during the first half of fiscal 2016.

At April 2, 2016, we had no outstanding balance under our revolving credit facility. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5.0 million with a maturity date of April 30, 2018. The credit facility is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016, which was the last time we had an outstanding balance due on the line of credit. Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with the Johnston/Zucker stock repurchase described below and elsewhere in this report. We believe that we were in compliance with all other loan covenants in the credit facility as of April 2, 2016.

The Company has repurchased a total of 433,593 shares of its common stock from the beginning of the repurchase programs in November 2007 through the end of the second quarter of fiscal year 2016. This represents 15.6% of the Company’s outstanding shares at the beginning of the repurchase program. As of the end of the second quarter of fiscal 2016, there were no remaining shares available to be repurchased under previously authorized share repurchase programs. Please see Item 2 below under the heading “Issuer Purchases of Equity Securities” for more information on our stock repurchase programs.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2016 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first half of our fiscal year 2016 and was consequently a minor factor in our operations for the year-to-date period. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first half of fiscal year 2016, our foreign currency exchange gain was $67,000 compared with a gain of $198,000 in the first half of fiscal 2015. The decrease in foreign currency gain was caused by the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of fiscal 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in four areas: commodity price risk, cash value of life insurance, our credit facility and foreign currency exchange rates. Commodity price risk could affect our operations primarily through our purchase of raw materials used in our manufacturing processes. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material. If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases or other expense reductions, our earnings could be materially negatively affected.

Recent reductions in oil prices and subsequent increases have to date had no material impact on our cost of polyurethane foam or other raw materials. In addition, we do not have any indication at the present as to whether or how the recent oil price changes will impact our raw material costs.

As of April 2, 2016, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the first half of fiscal 2016, the cash value of life insurance increased by 3%, creating after-tax income of approximately $78,000.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016, the last time we had an outstanding balance due on the line of credit. A material increase in interest rates could have a negative impact on our financial condition and earnings to the extent that we had significant outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had $1.0 million outstanding under our credit facility as of January 2, 2016, which was used to partially fund the increase in working capital related to the seasonal promotion of consumer products described above. However, this outstanding balance was repaid in full by the end of January 2016. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

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

Most of our Span-Canada operating costs and liabilities are denominated in Canadian dollars. Span-Canada sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of April 2, 2016, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $107,000, and our total liabilities would have increased by approximately $9,000 for a net change of approximately $98,000. For the first half of fiscal year 2016, our net foreign currency exchange gain was $67,000 compared with a net foreign currency exchange gain of $198,000 in the first half of fiscal 2015. The decrease in net realized foreign currency exchange gain in the first half of fiscal 2016 compared with the first half of fiscal 2015 was the result of the strengthening of the Canadian dollar relative to the U.S. dollar during the second quarter of fiscal 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 2, 2016, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of April 2, 2016. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We announced on November 28, 2007 that the Board authorized the Company to repurchase up to 138,772 shares of its common stock. On February 11, 2009, the Board expanded the repurchase program by 100,000 shares, bringing the total number of authorized shares to 238,772. In September 2015, the Board authorized the repurchase of 261,310 shares of common stock from former director Robert Johnston and his affiliate, The Jerry Zucker Revocable Trust (the “Johnston/Zucker shares”). Immediately prior to the repurchase of the Johnston/Zucker shares, the Company had a total of 66,489 remaining shares available to be repurchased under the plans authorized in 2007 and 2009. The Board therefore used the remaining previously authorized shares and authorized an additional 194,821 shares (261,310 – 66,489) to complete the Johnston/Zucker share repurchase. After the completion of the Johnston/Zucker share repurchase, there were no remaining shares available to be repurchased under the previously authorized plans.

The Johnston/Zucker share repurchase was completed in two transactions on two different dates. The first transaction for 249,310 shares was completed on October 1, 2015, which occurred during our 2015 fiscal year that ended on October 3, 2015. The second transaction for 12,000 shares was completed on October 9, 2015 and was part of our first quarter of fiscal year 2016. Including the Johnston/Zucker repurchases and prior stock repurchases under the existing repurchase program, the Company has repurchased a total of 433,593 shares of its common stock since beginning the repurchase program in November 2007, or 15.6% of the outstanding shares at the beginning of the repurchase program.

The Company did not repurchase any shares of its common stock during the second quarter of fiscal year 2016.

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

Date: May 17, 2016