Form 10-Q
period 2016-07-02
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2016-08-16
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2016

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

Common Stock, No Par Value – 2,755,625 shares as of August 15, 2016

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	July 2, 2016	October 3, 2015
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$3,231,435	$1,224,026
Accounts receivable, net of allowances of $143,000 (July 2, 2016) and $148,000 (Oct. 3, 2015)	5,926,248	7,813,773
Inventories - Note 3	8,108,632	8,746,039
Deferred income taxes	351,000	351,452
Prepaid expenses	975,408	411,528
Total current assets	18,592,723	18,546,818

Property, plant and equipment, net - Note 4	4,272,230	4,536,104
Goodwill	3,968,841	3,930,282
Intangibles, net - Note 5	2,064,138	2,214,762
Other assets - Note 6	2,745,968	2,953,656
	$31,643,900	$32,181,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,318,840	$4,035,333
Accrued and sundry liabilities	2,680,649	3,120,111
Total current liabilities	4,999,489	7,155,444

Deferred income taxes	349,969	348,479
Deferred compensation	311,282	375,939
Total long-term liabilities	661,251	724,418

Total liabilities	5,660,740	7,879,862

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,734,468 (July 2, 2016) and 2,737,468 (Oct. 3, 2015)	169,380	-
Additional paid-in capital	-	-
Retained earnings	28,163,034	26,848,299
Accumulated other comprehensive loss	(2,349,254)	(2,546,539)
Total shareholders' equity	25,983,160	24,301,760

	$31,643,900	$32,181,622

Note: The Balance Sheet at October 3, 2015 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$15,347,377	$15,813,474	$51,652,188	$46,567,766
Cost of goods sold	9,693,582	10,372,903	35,324,256	30,696,346
Gross profit	5,653,795	5,440,571	16,327,932	15,871,420

Selling and marketing expenses	2,697,970	2,717,470	7,844,102	8,090,610
Research and development expenses	276,553	281,798	845,717	877,726
General and administrative expenses	1,193,092	1,123,101	3,435,288	3,316,021
	4,167,615	4,122,369	12,125,107	12,284,357

Operating income	1,486,180	1,318,202	4,202,825	3,587,063

Non-operating income (expense):
Foreign currency (loss) gain	(67,025)	65,154	410	263,103
Interest expense	-	-	(5,144)	(6,285)
Other	64	(821)	(7,371)	45,417
Net non-operating income (expense)	(66,961)	64,333	(12,105)	302,235

Income before income taxes	1,419,219	1,382,535	4,190,720	3,889,298

Provision for income taxes	484,000	420,000	1,355,000	1,183,000
Net income	935,219	962,535	2,835,720	2,706,298

Other comprehensive income (loss), after tax:
Foreign currency translation gain (loss)	73,724	207,013	197,285	(920,598)

Comprehensive income	$1,008,943	$1,169,548	$3,033,005	$1,785,700

Net income per share of common stock - Note 8:
Basic	$0.34	$0.32	$1.04	$0.91
Diluted	0.34	0.32	1.03	0.90

Dividends per common share (1)	$0.16	$0.15	$0.48	$1.45

Weighted average shares outstanding:
Basic	2,734,468	2,991,192	2,729,743	2,976,994
Diluted	2,758,503	3,017,536	2,755,161	3,006,430

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Dividends per common share for the nine months ended June 27, 2015 include a special dividend of $1.00 per share paid on January 7, 2015.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Operating activities:
Net income	$2,835,720	$2,706,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	902,022	917,544
Provision for losses on accounts receivable	(7,051)	41,956
Loss (Gain) on sale and disposal of equipment and patents	7,686	(45,850)
Loss on disposal of other assets	3,863	-
Increase in cash value of life insurance	(106,036)	(110,567)
Deferred compensation	(64,657)	(61,138)
Stock compensation expense	-	19,978
Changes in operating assets and liabilities:
Accounts receivable	1,913,099	(1,860,815)
Inventories	690,735	546,957
Prepaid expenses and other assets	11,811	326,793
Accounts payable and accrued and sundry liabilities	(2,226,846)	1,525,254
Net cash provided by operating activities	3,960,346	4,006,410

Investing activities:
Purchases of property and equipment	(391,567)	(505,085)
Proceeds from sale of equipment and patents	-	47,339
Payments for other assets	(71,548)	(65,592)
Net cash used for investing activities	(463,115)	(523,338)

Financing activities:
Dividends paid	(1,311,105)	(4,302,391)
Proceeds of long-term debt	2,900,000	-
Repayment of long-term debt	(2,900,000)	-
Purchase and retirement of common stock	(209,880)	-
Common stock issued upon exercise of options	-	180,708
Net cash used for financing activities	(1,520,985)	(4,121,683)

Effect of exchange rates on cash	31,163	(67,633)

Increase (Decrease) in cash and cash equivalents	2,007,409	(706,244)
Cash and cash equivalents at beginning of period	1,224,026	6,865,931
Cash and cash equivalents at end of period	$3,231,435	$6,159,687

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2016

1. SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 2, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2016. The unaudited Consolidated Financial Statements appearing in this Quarterly Report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015. Our accounting policies are consistent with those described in our Significant Accounting Policies in the Form 10-K, including but not limited to those set forth below.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the standard also requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of certain Company assets as of July 2, 2016 and October 3, 2015 grouped by the categories prescribed by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies:

July 2, 2016	$2,649,228	-	$2,649,228	-
October 3, 2015	2,543,192	-	$2,543,192	-

3. INVENTORIES

	July 2, 2016	October 3, 2015
Raw materials	$6,030,040	$5,455,942
Work in process	573,294	338,296
Finished goods	2,110,298	3,521,801
Reserve for obsolescence	(605,000)	(570,000)
	$8,108,632	$8,746,039

4. PROPERTY AND EQUIPMENT

	July 2, 2016	October 3, 2015
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	6,991,245	6,941,084
Machinery and equipment	9,489,664	9,241,581
Furniture and fixtures	507,251	487,856
Construction in process	97,511	85,329
Automobiles	24,075	9,520
	18,066,162	17,721,786
Less accumulated depreciation	(13,793,932)	(13,185,682)
	$4,272,230	$4,536,104

5. INTANGIBLES

	July 2, 2016	October 3, 2015
Patents and trademarks	$2,241,298	$2,203,673
Trade names	348,998	342,416
Non-competition agreements	152,932	150,048
Customer relationships	2,565,329	2,516,952
	5,308,557	5,213,089
Less accumulated amortization	(3,244,419)	(2,998,327)
Net intangibles	$2,064,138	$2,214,762

Changes in the balances shown for trade names, non-competition agreements and customer relationships result solely from foreign currency fluctuations.

6. OTHER ASSETS

	July 2, 2016	October 3, 2015
Cash value of life insurance policies - Note 2	$2,649,228	$2,543,192
Other	96,740	410,464
	$2,745,968	$2,953,656

7. PRODUCT WARRANTIES

We offer warranties of various durations to our customers, depending on the specific product sold. The warranties require us to repair or replace non-performing products during the warranty period at no cost to the customer. At the time revenue is recognized for products covered by warranties, we record a liability for estimated costs that may be incurred under our warranties. The costs are estimated based on historical experience, including any specific warranty problems that have been identified and recovery of secondary warranty cost from component suppliers.  The amounts shown below are presented net of any expected cost recovery from suppliers. Although historical warranty costs have been within our expectations, there can be no assurance that future warranty costs will not exceed historical amounts. We regularly evaluate the adequacy of the warranty liability and adjust the balance as necessary.

Changes in our product warranty liability for the nine months ended July 2, 2016 and June 27, 2015 are as follows:

	Nine Months Ended
	July 2, 2016	June 27, 2015
Accrued liability at beginning of period	$291,980	$257,860
Increase in reserve	186,090	197,850
Repairs and replacements	(163,025)	(164,681)
Accrued liability at end of period	$315,045	$291,029

8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator for basic and diluted earnings per share:
Net income	$935,219	$962,535	$2,835,720	$2,706,298

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,734,468	2,991,192	2,729,743	2,976,994
Effect of dilutive securities:
Employee stock options	24,035	26,344	25,418	29,436
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,758,503	3,017,536	2,755,161	3,006,430

Net income per share of common stock:
Basic	$0.34	$0.32	$1.04	$0.91
Diluted	$0.34	$0.32	$1.03	$0.90

9. OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: Medical and Custom Products. This industry segment information corresponds to the markets in the United States and Canada for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales:
Medical	$11,529,818	$11,663,716	$33,894,632	$35,602,295
Custom products	3,817,559	4,149,758	17,757,556	10,965,471
	$15,347,377	$15,813,474	$51,652,188	$46,567,766

Operating profit (loss):
Medical	$1,404,014	$1,404,066	$4,135,116	$4,404,386
Custom products	284,745	89,762	643,965	(255,893)
	1,688,759	1,493,828	4,779,081	4,148,493

Corporate expense	(202,579)	(175,626)	(576,256)	(561,430)
Other income (expense)	(66,961)	64,333	(12,105)	302,235
Income before income taxes	$1,419,219	$1,382,535	$4,190,720	$3,889,298

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as our expectations for future sales and earnings results or future expense changes compared with previous periods, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should,” “optimistic,” “could be” and “expects,” and are based on our current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company, including Span-Canada, as described in (a) “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, (b) other risks referenced in our Securities and Exchange Commission filings or (c) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Summary – Third Quarter Fiscal 2016 vs. Third Quarter Fiscal 2015

●	Total sales decreased by 3% to $15.3 million compared with $15.8 million due to lower sales volume in both our medical and custom products segments.
●	Our gross profit increased by 4% to $5.7 million, or 36.8% of net sales, compared with $5.4 million, or 34.4% of net sales, as a result of improved margins in the custom products segment.
●	Operating profit increased by 13% to $1.5 million compared with $1.3 million because of higher margins in the custom products segment.
●

Net non-operating income decreased by 204% due to expense of $67,000 compared with income of $64,000 due primarily to foreign currency losses from our Canadian operations as a result of the strengthening of the Canadian dollar vs. the U.S. dollar.

●	Net income decreased by 3% to $935,000 compared with $963,000 because of the decrease in non-operating income described above.
●

Earnings per share increased by 6% to $0.34 per diluted share compared with $0.32 per diluted share because of a 9% reduction in the average number of shares outstanding as a result of our share repurchases near the end of fiscal 2015.

Summary – First Nine Months Fiscal 2016 vs. First Nine Months Fiscal 2015

●

Net sales increased 11% to $51.7 million compared with $46.6 million primarily as a result of a seasonal promotion of consumer products in the first quarter of fiscal 2016, which did not occur in the first nine months of fiscal 2015.

●	Custom products sales increased by 62% to $17.8 million compared with $11.0 million primarily as a result of the seasonal promotion described above.
●	Sales in the medical segment decreased 5% to $33.9 million compared with $35.6 million primarily because of lower sales volumes from our beds and in-room furnishing products.

●	Our gross profit increased by 3% to $16.3 million compared with $15.9 million due to higher sales volume and improved margins in the custom products segment.
●

Our gross margin percentage decreased to 31.6% compared with 34.1% due to a change in sales mix, which was shifted toward the lower-margin custom products segment because of the seasonal promotion of consumer products completed in the first quarter of fiscal 2016.

●

Operating profit increased by 17% to $4.2 million compared with $3.6 million because of higher sales volume and improved margins in the custom products segment combined with a slight reduction in overall operating expenses.

●

Net non-operating income decreased by 104% to expense of $12,000 compared with income of $302,000 due primarily to a significant reduction in foreign currency gains from our Canadian operations as a result of the strengthening of the Canadian dollar vs. the U.S. dollar.

●	Net income increased by 5% to $2.8 million, or $1.03 per diluted share, compared with $2.7 million, or $0.90 per diluted share, because of the combination of the factors described above.

Medical Sales – Third Quarter Fiscal 2016

Total medical sales decreased 1% in the third quarter to $11.5 million compared with $11.7 million in the same quarter last year. The third quarter decrease in medical sales was the result of lower sales levels of medical beds and in-room furnishing products from our Span-Canada business. Span-Canada sales decreased by 21% to $2.6 million in the third quarter of fiscal 2016 compared with $3.3 million in the same quarter last year due to relatively weak demand for beds and in-room furnishing products.

Among our pressure management product lines, sales increased by 7% to $8.9 million compared with $8.4 million in the third quarter last fiscal year. Sales of therapeutic support surfaces, our largest medical product line, were up by 8% to $6.3 million compared with $5.9 million in the third quarter last fiscal year. Sales of our other pressure management product lines as a group increased 4% to $2.6 million in the third quarter of fiscal 2016 as compared to $2.5 million in the same quarter of fiscal 2015. This sales growth was broad-based, coming from several customers and product lines. In general, we saw above-average demand for our medical pressure management products in the third quarter of fiscal 2016. Our levels of inquiries from customers and quoting activities in the market for beds and support surfaces have continued to be relatively high, which could be an indicator of increased demand for these products in future periods.

Medical Sales – Year-to-Date Fiscal 2016

Medical segment sales in the first nine months of fiscal 2016 decreased by 5%, or $1.7 million, to $33.9 million compared with $35.6 million in the first nine months of fiscal 2015. The year-to-date decrease in medical sales occurred mainly among sales of our Span-Canada products, which were down by 19% to $7.6 million compared with $9.3 million in the first nine months of last fiscal year. The decrease in Span-Canada sales in the first nine months of fiscal 2016 was caused by relatively weak demand for our medical beds compared with the same period last year, as well as several significant orders that occurred in the first nine months last fiscal year that were not repeated in the first nine months this year.

Sales in our pressure management medical product lines, which include all medical products except medical beds and in-room furnishing products from Span-Canada, remained level at $26.3 million during the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015. Sales of therapeutic support surfaces, our largest product line, increased by 2% to $18.7 million in the first nine months of fiscal 2016 compared with $18.5 million in the same period of fiscal 2015. Sales of all other pressure management product lines as a group were down by 3% to $7.6 million in the first nine months of fiscal 2016 compared with $7.8 million in the first nine months of fiscal 2015.

Custom Products Sales – Third Quarter Fiscal 2016

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total sales in the custom products segment decreased by 8% to $3.8 million in the third quarter of fiscal 2016 compared with $4.1 million in the third quarter of fiscal 2015. The largest part of the custom products segment is our consumer business, where sales decreased by 12% to $2.8 million in the third quarter of fiscal 2016 compared with $3.1 million in the third quarter of fiscal 2015. The decrease in consumer sales was caused primarily by the loss of the large consumer customer that we previously announced in April 2016. We added a new retail customer for our consumer products during the third quarter, which partly offset the lost business.

In the other part of the custom products segment, sales of our industrial products were up by 6% in the third quarter of fiscal 2016 to $1.1 million compared with $1.0 million in the third quarter of fiscal 2015. Most of the industrial products sales growth came from customers in the packaging and watersports sectors of our industrial market.

Custom Products Sales – Year-to-Date Fiscal 2016

Sales in the custom products segment for the first nine months of fiscal 2016 increased by 62% to $17.8 million compared with $11.0 million in the first nine months of last fiscal year. The sales increase came entirely from our consumer bedding products, where sales increased 85% to $14.8 million in the first nine months of fiscal 2016 compared with $8.0 million in the same period last fiscal year. The increase in consumer sales came primarily from a seasonal promotion of bedding products in the first quarter of fiscal 2016, new customer business that began in May 2016 and an increase in online sales of consumer products.

Sales of industrial products remained level at $2.9 million in the first nine months of fiscal 2016 compared with the same period last fiscal year as sales gains in the second and third quarters of fiscal 2016 offset a sales decrease in the first quarter of fiscal 2016.

Gross Profit

Our gross profit increased by 4% to $5.7 million during the third quarter of fiscal 2016 compared with $5.4 million in the third quarter last fiscal year. In addition, our gross margin percentage increased in the third quarter to 36.8% compared with 34.4% in the same quarter last fiscal year. The increases in gross profit level and margin came primarily from the custom products segment and were the result of improved margins within our consumer product lines. We have taken a number of actions to improve the profitability in our custom products business.

For the year-to-date in fiscal 2016, our total gross profit increased 3% to $16.3 million compared with $15.9 million in the same period of fiscal 2015 due to higher sales volume and improved margins in our consumer business. However, our gross margin percentage for the first nine months of fiscal 2016 decreased to 31.6% from 34.1% in the same period of fiscal 2015. The decrease in gross margin percentage was caused by a less profitable overall sales mix and a decline in medical sales. As a result of the large sales volume from the seasonal promotion of consumer products in the first quarter of fiscal 2016, our sales mix in the first nine months of this year was shifted significantly toward the lower-margin consumer business. Consumer sales accounted for 29% of total sales in the first nine months of fiscal 2016 compared with only 17% in the first nine months of fiscal 2015. Our consumer products have historically had much lower gross margins than our medical products. In addition to the change in overall sales mix, medical sales in the first nine months this fiscal year decreased by 5%, which contributed to a 2% decline in our medical gross profit level.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses decreased by 1% to $2.7 million in the third quarter of fiscal 2016 compared with the same quarter in fiscal 2015, generally reflecting the comparative medical sales results during the two quarters. For the first nine months of fiscal 2016, selling and marketing expenses decreased by 3% to $7.8 million compared with $8.1 million in the first nine months of fiscal 2015. The year-to-date expense declines occurred mostly in the categories of commissions and shipping costs at Span-Canada and lower marketing expenses in our custom products segment.

Research and development expenses decreased 2% to $277,000 during the third quarter of fiscal 2016 compared with $282,000 in the third quarter of fiscal 2015. For the year-to-date in fiscal 2016, research and development expenses decreased 4% to $846,000 compared with $878,000 in the same period of fiscal 2015. The decreases in research and development expenses for both the third quarter and fiscal year-to-date periods were mainly due to changes in the use of independent contractor services for testing or for specific parts of design projects. These are normal period-to-period fluctuations and do not indicate a strategic or long-term reduction in our product development efforts.

General and administrative expenses increased by 6% to $1.2 million in the third quarter of fiscal 2016 compared with $1.1 million in the third quarter of fiscal 2015. For the year-to-date in fiscal 2016, general and administrative expenses increased 4% to $3.4 million compared with $3.3 million in the same period of fiscal 2015. The increases in general and administrative expenses for the quarter and fiscal year-to-date were due primarily to higher incentive and other compensation costs, a building maintenance project and relatively small increases in a number of administrative expense line items.

Operating Income

Operating income for the third quarter of fiscal 2016 increased by 13% to $1.5 million compared with $1.3 million in the third quarter of fiscal 2015. Likewise, operating income for the first nine months of fiscal 2016 increased by 17% to $4.2 million compared with $3.6 million in the first nine months of fiscal 2015. The increases in operating income for the third quarter and first nine months of fiscal 2016 were the result of improved margins in the custom products segment in both periods, higher sales volume in the custom products segment in the year-to-date period, an increase in sales of medical pressure management products in the third quarter of fiscal 2016 and a decrease in total selling, marketing and R&D expenses during both periods.

Non-Operating Income and Expenses

Net non-operating income in the third quarter of fiscal 2016 decreased by 204% to an expense of $67,000 compared with income of $64,000 in the third quarter last fiscal year due to foreign currency exchange losses related to our operations in Canada.

For the first nine months of fiscal 2016, net non-operating income decreased 104% to a net expense of $12,000 compared with income of $302,000 in the first nine months of fiscal 2015. The decrease was caused by two main factors. First, our foreign currency gain decreased 100% for the year-to-date in fiscal 2016 to just $400 compared with $263,000 in the same period of fiscal 2015. The drop in foreign currency gain was caused by the strengthening of the Canadian dollar versus the U.S. dollar during the first nine months of fiscal 2016 compared with the weakening of the Canadian dollar vs. the U.S. dollar during the same period in fiscal 2015. Second, the first nine months of fiscal 2015 included a one-time net gain on the sale of assets of $46,000, primarily related to the sale of assets associated with the Secure I.V. business that was discontinued several years ago.

Net Income and Dividends

Net income for the third quarter of fiscal 2016 decreased by 3% to $935,000 compared with $963,000 in the third quarter of fiscal 2015 due to the decrease in net non-operating income described above. Earnings per share for the third quarter increased by 6% to $0.34 per diluted share compared with $0.32 per diluted share in the third quarter last fiscal year because of the previously announced stock repurchase approved by the Board of Directors in late September 2015. The repurchase is discussed in more detail below under “Liquidity and Capital Resources” and “Issuer Purchases of Equity Securities.”

Net income for the first nine months of fiscal 2016 increased by 5% to $2.8 million, or $1.03 per diluted share, compared with $2.7 million, or $0.90 per diluted share, for the same period in fiscal 2015. The increase in net income for the first nine months of fiscal 2016 was mainly the result of strong sales growth and margin improvements within our custom products segment and lower overall operating expenses. The increase in earnings per share resulted from the increase in net income combined with a reduction in the number of shares outstanding as a result of stock repurchases near the end of fiscal 2015.

During the first nine months of fiscal 2016, we paid dividends of $1.3 million, or 46% of net income for the period, which consisted of three regular quarterly dividends of $0.16 per share. During the first nine months of fiscal 2015, we paid dividends of $4.3 million, or 159% of net income for the period, which consisted of three regular quarterly dividends of $0.15 per share and one special dividend of $1.00 per share.

After the close of this year’s third fiscal quarter, the Board declared a regular quarterly cash dividend of $0.16 per share payable on September 7, 2016, to shareholders of record on August 16, 2016.

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

Outlook

We expect total sales and earnings in the fourth quarter of fiscal 2016 to be similar to those of the fourth quarter of fiscal 2015. We believe medical sales will improve slightly over last year’s fourth quarter based on recent trends and current orders received. Consumer sales are expected to be lower in the fourth quarter of fiscal 2016 compared with last year’s fourth quarter due to the loss of the large consumer account that we announced in April 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of fiscal 2016 declined by 1% to $3.96 million from $4.0 million in the first nine months of fiscal 2015. The main reason for the slight decrease in operating cash flow was the combination of changes in our working capital accounts during the first nine months of fiscal 2016 compared with the same period last year. The net increase in our working capital accounts during the first nine months of fiscal 2016 was $149,000 less than the net working capital account increase during the same period of fiscal 2015. Our primary uses of cash during the first nine months of fiscal 2016 were dividend payments of $1.3 million, capital expenditures of $392,000 and stock repurchases of $210,000.

Working capital increased by 19% to $13.6 million at the end of the third quarter of fiscal 2016 compared with $11.4 million at fiscal year-end 2015. Likewise, the current ratio at the end of the third quarter of fiscal 2016 increased to 3.7 from 2.6 at fiscal year-end 2015. The increases in working capital and current ratio were caused primarily by a $1.7 million (43%) reduction in accounts payable and the $439,000 (14%) reduction in accrued liabilities from fiscal year-end 2015 to the end of the third quarter of fiscal 2016. The reduction in accounts payable was related to the seasonal promotion of consumer bedding products completed in the first quarter of fiscal 2016, which temporarily increased accounts payable at fiscal year-end 2015 because of raw material and other purchases related to the seasonal promotion. The reduction of accrued liabilities was the result of the normal timing of payments of income taxes and property taxes, which were accrued during fiscal year 2015.

Accounts receivable, net of allowances, decreased by $1.9 million, or 24%, to $5.9 million at the end of the third quarter of fiscal 2016 compared with $7.8 million at the end of fiscal 2015. The decrease was the result of lower sales levels during the third quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015. Our average collection time for trade accounts receivable during the first nine months of fiscal 2016 was 41.1 days compared with 41.0 days for the full fiscal year 2015. All accounts receivable of Span-U.S. and Span-Canada are unsecured. However, certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory decreased by $637,000, or 7%, to $8.1 million at the end of the third quarter of fiscal 2016 compared with $8.7 million at fiscal year-end 2015. The decrease in inventory occurred primarily in the categories of consumer raw materials and finished goods and was related almost entirely to the seasonal promotion described above. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 5.6 times for the first nine months of fiscal 2016 compared with 5.3 times for the full year of fiscal 2015. The increase in inventory turns during the first nine months of fiscal 2016 was caused by the seasonal promotion of consumer products, which was completed in the first quarter of fiscal 2016.

From the end of our 2015 fiscal year to the end of the third quarter of fiscal 2016:

●

Prepaid expenses increased by $564,000, or 137%, to $975,000 due primarily to the payment of a refundable deposit on a performance bond related to a bid to provide beds and therapeutic support surfaces to a government customer;

●

Net property and equipment decreased by $264,000, or 6%, to $4.3 million primarily as a net result of depreciation expense of $660,000, equipment purchases of $392,000 and foreign currency translation adjustments;

●

Net intangibles decreased by $151,000, or 7%, to $2.1 million primarily as a result of amortization expenses of $242,000 and foreign currency translation adjustments that resulted from the U.S.-Canadian currency conversion;

●	Other assets decreased by $208,000, or 7%, to $2.7 million as a result of a decrease in deposits on raw material purchases;

●

Accounts payable decreased by $1.7 million, or 43%, to $2.3 million primarily as the result of the seasonal promotion of consumer products described above. Our accounts payable level at fiscal year-end 2015 was higher than usual because of purchases associated with the seasonal promotion;

●	Accrued and sundry liabilities decreased by $439,000, or 14%, to $2.7 million due primarily to payments for income taxes and property taxes during the first nine months of fiscal 2016.

At July 2, 2016, we had no outstanding balance under our revolving credit facility. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5.0 million with a maturity date of April 30, 2018. The credit facility is currently unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016, which was the last time we had an outstanding balance due on the line of credit. Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. The lending bank waived any event of default in connection with the Johnston/Zucker stock repurchase described below and elsewhere in this report. We were in compliance with all other loan covenants in the credit facility as of July 2, 2016.

The Company has repurchased a total of 433,593 shares of its common stock from the beginning of the repurchase programs in November 2007 through the end of the third quarter of fiscal year 2016. This represents 15.6% of the Company’s outstanding shares at the beginning of the repurchase program. Since October 9, 2015, there have been no remaining shares available to be repurchased under previously authorized share repurchase programs. Please see Item 2 below under the heading “Issuer Purchases of Equity Securities” for more information on our stock repurchase programs.

We believe that funds on hand, funds generated from operations and funds available under our revolving credit facility are adequate to finance our operations and expected capital requirements during fiscal 2016 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first nine months of our fiscal year 2016 and was consequently a minor factor in our operations for the year-to-date period. If the rate of inflation accelerated, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first nine months of fiscal year 2016, our foreign currency exchange gain was $400 compared with a gain of $263,000 in the first nine months of fiscal 2015. The decrease in foreign currency gain was caused by the strengthening of the Canadian dollar versus the U.S. dollar during the first nine months of fiscal 2016 compared with the opposite trend during the same period of fiscal 2015.

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

As of July 2, 2016, our other assets included $2.6 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used as the funding vehicle for a retirement program for Span-America’s founder and former chairman and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the first nine months of fiscal 2016, the cash value of life insurance increased by 4%, creating after-tax income of approximately $104,000.

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

Most of our Span-Canada operating costs and liabilities are denominated in Canadian dollars. Span-Canada sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of July 2, 2016, for every 1% increase in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased by approximately $107,000, and our total liabilities would have increased by approximately $7,000 for a net change of approximately $100,000. For the first nine months of fiscal year 2016, our net foreign currency exchange gain was $400 compared with a net foreign currency exchange gain of $263,000 in the first nine months of fiscal 2015. The decrease in net realized foreign currency exchange gain in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 was the result of the strengthening of the Canadian dollar relative to the U.S. dollar during the first nine months of fiscal 2016 compared with the weakening of the Canadian dollar relative to the U.S. dollar during the same period in fiscal 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 2, 2016, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of July 2, 2016. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the third quarter of fiscal year 2016.

Our credit facility restricts stock repurchases; however, the lending bank waived these restrictions in connection with the stock repurchases described above. See the description of these restrictions under Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated herein by reference.

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

Date: August 16, 2016