Form 10-Q
period 2016-12-31
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2017-02-14
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

OR

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

Large accelerated filer         Accelerated filer         Non-accelerated filer   X    Smaller reporting company

      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value – 2,755,625 shares as of February 10, 2017

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	December 31,	October 1,
	2016	2016
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,268,452	$3,752,945
Accounts receivable, net of allowances of $129,000 (Dec. 31, 2016) and $140,000 (Oct. 1, 2016)	7,299,278	8,079,500
Inventories - Note 3	7,171,575	7,437,442
Deferred income taxes	458,578	459,159
Prepaid expenses	976,265	879,108
Total current assets	20,174,148	20,608,154

Property and equipment, net - Note 4	4,169,598	4,116,070
Goodwill	3,891,194	3,937,676
Intangibles, net - Note 5	1,892,134	1,989,899
Other assets - Note 6	3,031,974	2,909,740
Total assets	$33,159,048	$33,561,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,008,225	$2,410,376
Accrued and sundry liabilities	3,314,649	3,583,457
Total current liabilities	5,322,874	5,993,833

Deferred income taxes	264,990	266,715
Deferred compensation	266,423	289,394
Total long-term liabilities	531,413	556,109

Total liabilities	5,854,287	6,549,942

Commitments and contingencies - Note 10

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,755,625 (Dec. 31, 2016 and Oct. 1, 2016)	373,803	373,803
Additional paid-in capital	6,025	6,025
Retained earnings	29,655,738	29,133,746
Accumulated other comprehensive loss	(2,730,805)	(2,501,977)
Total shareholders' equity	27,304,761	27,011,597

Total liabilities and shareholders' equity	$33,159,048	$33,561,539

Note: The Balance Sheet at October 1, 2016, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	December 31,	January 2,
	2016	2016

Net sales	$15,222,630	$21,452,182
Cost of goods sold	9,656,127	15,968,882
Gross profit	5,566,503	5,483,300

Selling and marketing expenses	2,633,305	2,527,331
Research and development expenses	255,830	293,945
General and administrative expenses	1,286,128	1,105,569
Total operating expenses	4,175,263	3,926,845

Operating income	1,391,240	1,556,455

Non-operating income (expense):
Foreign currency gain	35,159	117,352
Interest expense	-	(5,084)
Other	(1,507)	(3,971)
Net non-operating income (expense)	33,652	108,297

Income before income taxes	1,424,892	1,664,752

Provision for income taxes	462,000	522,000
Net income	962,892	1,142,752

Other comprehensive loss, after tax:
Foreign currency translation loss	(228,828)	(461,626)

Comprehensive income	$734,064	$681,126

Net income per share of common stock - Note 8:
Basic	$0.35	$0.42
Diluted	$0.35	$0.42

Dividends per common share	$0.16	$0.16

Weighted average shares outstanding:
Basic	2,755,625	2,726,127
Diluted	2,770,546	2,751,870

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,	January 2,
	2016	2016
Operating activities:
Net income	$962,892	$1,142,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,320	286,955
Provision for losses on accounts receivable	8,236	6,000
Loss on disposal of equipment	1,569	4,028
Increase in cash value of life insurance	(73,969)	(66,847)
Deferred compensation	(22,971)	(20,882)
Changes in operating assets and liabilities:
Accounts receivable	729,388	(1,556,333)
Inventories	209,757	1,689,902
Prepaid expenses and other assets	(152,112)	(326,648)
Accounts payable and accrued and sundry liabilities	(667,208)	(1,136,343)
Net cash provided by operating activities	1,255,902	22,584

Investing activities:
Purchases of equipment	(248,088)	(182,148)
Payments for other assets	(13,462)	(11,665)
Net cash used for investing activities	(261,550)	(193,813)

Financing activities:
Proceeds of long-term debt	-	2,900,000
Repayments of long-term debt	-	(1,900,000)
Purchase and retirement of common stock	-	(209,880)
Dividends paid	(440,900)	(436,075)
Net cash (used for) provided by financing activities	(440,900)	354,045

Effect of exchange rates on cash	(37,945)	(88,841)

Increase in cash and cash equivalents	515,507	93,975
Cash and cash equivalents at beginning of period	3,752,945	1,224,026
Cash and cash equivalents at end of period	$4,268,452	$1,318,001

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1.	SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The unaudited Consolidated Financial Statements appearing in this Quarterly Report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2016. Our accounting policies are consistent with those described in our Significant Accounting Policies in the Form 10-K, including but not limited to those set forth below.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued a standard on revenue recognition. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for us beginning in the first quarter of fiscal 2019. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

The FASB has issued a new standard regarding the measurement of inventory. Under this standard, inventory that is measured using the first-in, first-out ("FIFO") or average cost methods is required to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard does not impact inventory measured on a last-in, last-out ("LIFO") method. It will be effective for us beginning in fiscal 2018. We are currently assessing the impact this standard will have on our consolidated financial statements.

The FASB has issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)." Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently assessing the potential impact of this new accounting pronouncement on the Company's statement of financial position.

The FASB has issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the standard also requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires that we adopt the standard using a modified retrospective approach and adoption for reporting periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-02 will have on our financial position, results of operations and cash flows.

The FASB has issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides guidance for the accounting for credit losses on instruments within its scope. The amendments provide guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendments require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments also require that credit losses on available-for-sale debt securities be presented as an allowance. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

The FASB has issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of the future adoption of this standard on our consolidated Statements of Cash Flows.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of December 31, 2016 and October 1, 2016, grouped by the categories prescribed by the FASB:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash value of life insurance policies:
December 31, 2016	$2,771,433	-	$2,771,433	-
October 1, 2016	$2,697,465	-	$2,697,465	-

See Note 11 - Subsequent Event.

3.	INVENTORIES

	December 31,	October 1,
	2016	2016
Raw materials	$5,400,638	$5,476,393
Work in process	604,799	678,753
Finished goods	1,646,138	1,807,296
Reserve for obsolescence	(480,000)	(525,000)
Inventories, net	$7,171,575	$7,437,442

4.	PROPERTY AND EQUIPMENT

	December 31,	October 1,
	2016	2016
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	7,009,278	7,003,652
Machinery and equipment	9,760,853	9,563,061
Furniture and fixtures	526,149	506,277
Construction in process	30,894	36,637
Automobiles	23,522	23,853
Property and equipment, cost	18,307,112	18,089,896
Less accumulated depreciation	(14,137,514)	(13,973,826)
Property and equipment, net	$4,169,598	$4,116,070

5.	INTANGIBLES

	December 31,	October 1,
	2016	2016
Patents and trademarks	$2,281,073	$2,268,402
Trade names	335,745	343,678
Non-competition agreements	-	150,601
Customer relationships	2,467,912	2,526,230
Intangibles, cost	5,084,730	5,288,911
Less accumulated amortization	(3,192,596)	(3,299,012)
Intangibles, net	$1,892,134	$1,989,899

Changes in the balances shown for trade names and customer relationships result solely from foreign currency fluctuations. The last remaining non-competition agreement expired in November 2016.

6.	OTHER ASSETS

	December 31,	October 1,
	2016	2016
Cash value of life insurance policies - Note 2	$2,771,433	$2,697,465
Other	260,541	212,275
Other assets	$3,031,974	$2,909,740

See Note 11 - Subsequent Event.

7.	PRODUCT WARRANTIES

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

Changes in our product warranty liability for the three months ended December 31, 2016 and January 2, 2016 are as follows:

	Three Months Ended
	December 31,	January 2,
	2016	2016
Accrued liability at beginning of period	$306,488	$291,980
Increase in reserve	26,034	42,352
Repairs and replacements	(26,974)	(47,406)
Accrued liability at end of period	$305,548	$286,926

8.	EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended
	December 31,	January 2,
	2016	2016
Numerator for basic and diluted earnings per share:
Net income	$962,892	$1,142,752

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,755,625	2,726,127
Effect of dilutive securities:
Employee stock options	14,921	25,743
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,770,546	2,751,870

Net income per share:
Basic	$0.35	$0.42
Diluted	$0.35	$0.42

9.	OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States, Canada and other countries for which we manufacture and distribute our various products.

The following table summarizes certain information on our industry segments:

	Three Months Ended
	December 31,	January 2,
	2016	2016
Net sales:
Medical	$12,518,152	$11,392,797
Custom products	2,704,478	10,059,385
	$15,222,630	$21,452,182

Operating profit:
Medical	$1,606,445	$1,501,851
Custom products	(13,181)	204,800
	1,593,264	1,706,651

Corporate expense	(202,024)	(150,196)
Other income	33,652	108,297
Income before income taxes	$1,424,892	$1,664,752

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

11.	SUBSEQUENT EVENT

Span-America’s founder and former Chief Executive Officer, Donald C. Spann, passed away on January 6, 2017. We have had retirement and resignation agreements with Mr. Spann since 1993 when he retired from the Company. These agreements provided for retirement payments of $113,561 per year to Mr. Spann and his former wife. Mr. Spann’s former wife survives him, so in accordance with these agreements, we will continue to make the retirement payments to Ms. Spann for the remainder of her life. To help fund our payment obligations under the retirement arrangement, the Company owns and is the beneficiary of three life insurance policies on Mr. Spann that were put in place from 1981 through 1993. These policies had a total death benefit of approximately $3.3 million and a total cash value of approximately $2.6 million as of December 31, 2016. The cash value of these policies has been recorded in “Other assets” on our balance sheet. As of December 31, 2016, we had a liability balance of approximately $380,000, which represents the present value of the expected future retirement payments to be made to Ms. Spann. This liability is recorded in “Accrued and sundry liabilities” and “Deferred compensation” on the Company’s balance sheet.

As a result of Mr. Spann’s death, we expect to receive the life insurance proceeds of approximately $3.3 million in cash. We will remove from our balance sheet the associated cash value of the life insurance policies of approximately $2.6 million. The difference between the total life insurance proceeds and the total cash values of the policies is approximately $700,000, which will be recorded as non-operating income in the second quarter of fiscal 2017.

See Note 2 - Fair Value of Financial Instruments and Note 6 - Other Assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report that are not historical facts are frequently forward-looking statements that describe anticipated results for Span-America Medical Systems, Inc. (the “Company,” “Span-America” or “we”). These statements are estimates or forecasts about Span-America and its markets based on our beliefs, assumptions and expectations. These forward-looking statements therefore involve numerous risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as, but not limited to, our expectations for future sales or future expenses, are only predictions. These forward-looking statements may be generally identified by the use of forward-looking words and phrases, such as “will,” “intends,” “would,” “estimates,” “continues,” “may,” “believes,” “anticipates,” “should,” “optimistic” and “expects,” and are based on the Company’s current expectations or beliefs concerning future events that involve risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties in our business. Such risks include, but are not limited to, the “Risk Factors” described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, other risks referenced from time to time in our Securities and Exchange Commission (“SEC”) filings, or other unanticipated risks. We disclaim any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Medical segment sales increased 10% to $12.5 million in the first quarter of fiscal 2017 compared with $11.4 million in the first quarter of fiscal 2016 due primarily to higher sales volumes of therapeutic support surfaces and medical beds during the quarter. In the custom products segment, sales in the first quarter of fiscal 2017 decreased 73% to $2.7 million compared with the same quarter last year as expected because of lower sales of consumer bedding products resulting primarily from a $6.1 million seasonal promotion that took place in the first quarter of fiscal 2016 and was not repeated in the first quarter of fiscal 2017. As a result, total sales for the first quarter of fiscal 2017 decreased by 29% to $15.2 million compared with $21.5 million in the first quarter of last fiscal year due to lower sales volume of consumer bedding products within our custom products segment.

Net income for the first quarter of fiscal 2017 decreased by 16% to $963,000, or $0.35 per diluted share, compared with $1.1 million, or $0.42 per diluted share, in the first quarter of last fiscal year. The decrease in first quarter earnings was primarily driven by lower sales volume of consumer bedding products, higher administrative expenses and lower foreign currency exchange gains in the first quarter of fiscal 2017 compared with the same quarter last year.

Medical Sales – First Quarter Fiscal 2017

Total medical sales increased 10% in the first quarter of fiscal 2017 to $12.5 million compared with $11.4 million in the same quarter last year. The $1.1 million increase resulted from higher sales volumes of therapeutic support surfaces and medical beds compared with the first quarter of fiscal 2016. Our sales of medical beds and in-room furnishing products increased by 14% to $3.1 million in the first quarter of fiscal 2017 compared with $2.7 million in the same quarter last year primarily as the result of higher demand for medical beds from our traditional long-term care customer base as well as higher sales in the government and export markets, which we believe reflects the ordinary ebb and flow of customer demand for our medical beds.

Among our pressure management product lines, sales in the first quarter of fiscal 2017 were up by 8% to $9.4 million compared with $8.7 million in the first quarter of last fiscal year. Sales of therapeutic support surfaces, our largest medical product line, were up by 12% to $6.9 million compared with $6.1 million in the first quarter last fiscal year. The increase in support surface sales was the result of several orders from large-corporate customers in addition to the normal fluctuations of customer demand. Sales of our other pressure management product lines as a group decreased by 1% during the first quarter of fiscal 2017 to $2.5 million compared with $2.6 million during the first quarter of fiscal 2016 due to lower sales of overlays, seating and Selan® product lines, offset partially by higher sales of patient positioners and Risk Manager® products.

Custom Products Sales – First Quarter Fiscal 2017

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total sales in the custom products segment decreased by 73% to $2.7 million in the first quarter of fiscal 2017 compared with $10.1 million in the first quarter last fiscal year. The sales decrease came entirely from our consumer bedding products, where sales decreased 82% to $1.7 million compared with $9.2 million in the same quarter last fiscal year. There were two events that caused the large decrease in consumer sales. First, as we reported last year, we participated in a seasonal promotion of consumer products in the first quarter of fiscal 2016, which added approximately $6.1 million in sales in the first quarter of fiscal 2016 but was not repeated in the first quarter of fiscal 2017. Second, also as previously reported, we lost business with Sinomax in May of 2016 following their decision to in-source the manufacturing of products they previously purchased from Span-America. Consumer bedding sales represent the larger portion of our custom products segment.

The sales to Sinomax and the seasonal promotion were for resale to a single large retail customer in fiscal 2016. Excluding these sales-for-resale to this single retail customer in the first quarter of fiscal 2016, consumer sales would have increased 63% to $1.7 million in the first quarter of fiscal 2017 compared with $1.0 million in the first quarter of fiscal 2016 due to the addition of new customers in the last half of fiscal year 2016.

The other part of the custom products segment is made up of our industrial product lines. Industrial sales were up 16% in the first quarter of fiscal 2017 to $1.0 million compared with $901,000 in the first quarter of fiscal 2016. Most of the first-quarter growth in industrial sales came from customers in the packaging market.

Gross Profit

Our gross profit level increased by 2% to $5.6 million in the first quarter of fiscal 2017 compared with $5.5 million in the first quarter last fiscal year. Our gross margin percentage increased to 36.6% in the first quarter this fiscal year compared with 25.6% in the same quarter last year. The increases in gross profit level and margin were the result of a large shift in sales mix toward the higher-margin medical segment, as medical sales increased during the quarter while custom products sales decreased. Medical sales made up 82% of total sales in the first quarter of fiscal 2017 compared with only 53% in the first quarter of fiscal 2016. Our medical segment has historically had higher gross margins than our custom products segment.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses rose by 4% during the first quarter of fiscal 2017 to $2.6 million compared with $2.5 million in the first quarter of fiscal 2016, generally reflecting the growth in medical sales volume during the first quarter of fiscal 2017.

Compared with the first quarter of fiscal 2016, R&D expenses decreased by 13% in the first quarter of fiscal 2017 to $256,000 due to normal quarter-to-quarter fluctuations in our product development costs in the medical segment.

Administrative expenses increased by 16% to $1.3 million during the first quarter of fiscal 2017 primarily because of higher professional fees and an increase in business development efforts compared with the same quarter last fiscal year. We hired a vice president of business development in the first quarter of fiscal 2017. As a result we expect to have ongoing expenses related to these new business development efforts.

Operating Income

Operating income for the first quarter of fiscal 2017 decreased by 11% to $1.4 million compared with $1.6 million in the same period last fiscal year due primarily to the decrease in consumer sales and the increase in administrative expenses.

Non-Operating Income and Expenses

Net non-operating income in the first quarter of fiscal 2017 decreased by 69% to $34,000 compared with $108,000 in the first quarter last fiscal year. The decrease was primarily the result of lower foreign currency exchange gains from the operations of our Canadian subsidiary. The Canadian-U.S. dollar exchange rate was relatively stable during the first quarter of fiscal 2017. During this same quarter a year ago, the Canadian dollar weakened against the U.S. dollar, which created foreign exchange gains in the first quarter last year that were not repeated in the first quarter this year.

Net Income and Dividends

Net income for the first quarter of fiscal 2017 decreased by 16% to $963,000, or $0.35 per diluted share, compared with $1.1 million, or $0.42 per diluted share, in the first quarter last fiscal year due primarily to lower consumer sales volume, and to a lesser extent, higher administrative expenses and lower foreign currency exchange gains from our operations in Canada.

During the first quarter of fiscal 2017, we paid dividends of $441,000, or 46% of net income, which consisted of one regular quarterly dividend of $0.16 per share. During the same period last fiscal year, we paid dividends of $436,000, or 38% of net income, which also consisted of one regular quarterly dividend of $0.16 per share.

Outlook

We expect medical sales to continue to show solid growth during the remainder of fiscal 2017. We believe higher demand for therapeutic support surfaces and medical beds, particularly from our Canadian customers and our export business, will be a major driver of medical sales in fiscal 2017. In the custom products segment, we expect consumer sales volume to be down in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016, although the decrease should be much smaller than we experienced in the first quarter of fiscal 2017 comparison. For the second half of fiscal 2017, we expect our consumer sales comparisons to improve compared with the first half of fiscal 2017.

We believe our earnings for the remainder of fiscal 2017 will benefit from continued strength in medical sales combined with lower administrative expenses. We expect our quarter-over-quarter earnings comparisons to be more favorable, beginning in the second quarter of fiscal 2017, since we will have no further comparisons during fiscal 2017 with a single quarter in fiscal 2016 that included a large seasonal promotion of consumer products.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of fiscal 2017 increased to $1.3 million compared with $23,000 in the first quarter of fiscal 2016. Our cash flow from operations in the first quarter last year was much lower than usual because of an increase in working capital requirements for the seasonal promotion of consumer products that took place in the year-ago quarter. Since we did not repeat the seasonal promotion in the first quarter of this fiscal year, our cash flow of $1.3 million represented a more normalized quarterly level for the business based on our earnings performance. Our primary uses of cash during the first quarter of fiscal 2017 were dividend payments of $441,000 and equipment purchases of $248,000.

Working capital increased by 2% to $14.9 million at the end of the first quarter of fiscal 2017 compared with $14.6 million at fiscal year-end 2016. Likewise, the current ratio at the end of the first quarter of fiscal 2017 increased to 3.8 from 3.4 at fiscal year-end 2016. The increases in working capital and the current ratio were the result of an increase in cash combined with decreases in accounts payable and accrued liabilities during the first quarter of fiscal 2017.

Accounts receivable, net of allowances, decreased by $780,000, or 10%, to $7.3 million at the end of the first quarter of fiscal 2017 compared with $8.1 million at the end of fiscal 2016. The decrease was related to normal monthly fluctuations in accounts receivable. Our average collection time for trade accounts receivable during the first quarter of fiscal 2017 was 42.2 days compared with 40.9 days for the full fiscal year 2016. The increase in collection time was caused primarily by the shift in sales mix toward the medical segment. Our collection time in the medical segment is generally longer than in the custom products segment. All of our accounts receivable are unsecured; however, certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory decreased by $266,000, or 4%, to $7.2 million at the end of the first quarter of fiscal 2017 compared with $7.4 million at fiscal year-end 2016. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 5.3 times for the first quarter of fiscal 2017 compared with 5.6 times for the full year of fiscal 2016.

From the end of our 2016 fiscal year to the end of the first quarter of fiscal 2017:

●	Prepaid expenses increased by 11% from $879,000 to $976,000 due to the payment of insurance premiums for our property and casualty insurance for fiscal year 2017;

●

Net property and equipment increased by $54,000, or 1%, to $4.2 million primarily as the net result of equipment purchases of $248,000, depreciation expense of $180,000 and foreign currency translation adjustments;

●

Net intangibles decreased by $98,000, or 5%, to $1.9 million primarily as a result of amortization expenses of $73,000 and foreign currency translation adjustments that resulted from the U.S.-Canadian currency conversion;

●	Other assets increased by 4% to $3.0 million primarily as a result of increases in deposits on raw material purchases and cash value of life insurance;

●	Accounts payable decreased 17% from $2.4 million to $2.0 million due to normal monthly fluctuations in accounts payable.

●	Accrued and sundry liabilities decreased by $269,000, or 8%, to $3.3 million due primarily to payments for incentive compensation and customer rebates during the first quarter of fiscal 2017.

At December 31, 2016, we had no outstanding balance under our revolving credit facility. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5.0 million with a maturity date of April 30, 2018. The credit facility is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016, the last time we had borrowings outstanding. Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. We believe that we were in compliance with all loan covenants in the credit facility as of December 31, 2016.

The Company’s founder and former chief executive officer, Donald C. Spann, passed away on January 6, 2017. We had retirement and resignation agreements with Mr. Spann in place since 1993 when he retired from the Company. These agreements provided for payments of $113,561 per year to Mr. Spann and his former wife. Mr. Spann’s former wife survives him, so in accordance with these agreements, we will continue to make the retirement payments to Ms. Spann for the remainder of her life. To help fund our payment obligations under the retirement arrangement, the Company owns and is the beneficiary of three life insurance policies on Mr. Spann that were put in place from 1981 through 1993. These policies had a total death benefit of approximately $3.3 million and a total cash value of approximately $2.6 million as of December 31, 2016. The cash value of these policies has been recorded in “Other assets” on our balance sheet. As of December 31, 2016, we had a liability balance of approximately $380,000, which represents the present value of the expected future retirement payments to be made to Ms. Spann. This liability is recorded in “Accrued and sundry liabilities” and “Deferred compensation” on the Company’s balance sheet.

As a result of Mr. Spann’s death, we expect to receive the life insurance proceeds of approximately $3.3 million in cash. We will remove from our balance sheet the associated cash value of the life insurance policies of approximately $2.6 million. The difference between the total life insurance proceeds and the total cash values of the policies is approximately $700,000, which will be recorded as non-operating income in the second quarter of fiscal 2017. The resulting effect on our financial statements from these transactions will be as follows:

●	“Cash and cash equivalents” on the balance sheet will increase by approximately $3.3 million.
●	“Other assets” on the balance sheet will decrease by approximately $2.6 million, which is the cash value of the life insurance policies prior to Mr. Spann’s death.
●	“Non-operating income” on the income statement will increase by approximately $700,000.

For more information, see Notes 2, 7 and 11 in the Notes to Consolidated Financial Statements and “Critical Accounting Policies – Present Value of Deferred Compensation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended October 1, 2016.

We believe that funds on hand, funds generated from operations, funds available under our revolving credit facility and funds expected to be received from life insurance proceeds are adequate to finance our operations and expected capital requirements during fiscal 2017 and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first quarter of our fiscal year 2017 and was consequently a minor factor in our operations for the quarter. If the rate of inflation were to accelerate, the largest effect on the Company would likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. If unemployment rates remain low and the economy continues to grow, we could also experience wage inflation, which would increase our payroll costs. We would attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. However, all transactions originally denominated in Canadian dollars are converted to U.S. dollars for financial reporting purposes. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first quarter of fiscal year 2017, our realized foreign currency exchange gain was $35,000 compared with a gain of $117,000 in the first quarter of fiscal 2016. The decrease in foreign currency gain was caused by a more moderate strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of fiscal 2017 compared with the trend that occurred during the first quarter of fiscal year 2016.

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

The significant reduction in oil prices in 2014 followed by more recent modest increases have to date had no material impact on our cost of polyurethane foam or other raw materials. In addition, we do not have any indication yet as to whether or how the recent oil price increases will impact our raw material costs.

As of December 31, 2016, our other assets included $2.8 million in cash value of life insurance, which is subject to market risk related to equity pricing and interest rate changes. The cash value is generated from life insurance policies that are being used primarily as the funding vehicle for a retirement program for Span-America’s founder and former chief executive officer and his ex-wife. The cash value is invested in a combination of fixed income life insurance contracts and a portfolio of mutual funds managed by an insurance company. The fixed income contracts are similar to fixed income bond funds and are therefore subject to interest rate and company risk. The mutual fund portfolios invest in common stocks and bonds in accordance with their individual investment objectives. These portfolios are exposed to stock market, company and interest rate risks similar to comparable mutual funds. We believe that substantial fluctuations in equity markets and interest rates and the resulting changes in cash value of life insurance would not have a material adverse effect on our financial position. During the first quarter of fiscal 2017, the cash value of life insurance increased by 3%, creating after-tax income of approximately $72,000. As disclosed above, Span-America’s founder and former chief executive officer, Donald C. Spann, passed away on January 6, 2017. As a result, we expect to receive an approximately $3.3 million cash death benefit from the related life insurance policies. Once the insurance proceeds are received, we expect our market risk related to the cash value of life insurance to cease to be material from and after the second quarter of fiscal 2017.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit agreement). Interest is payable monthly. The interest rate, including the margin of 85 basis points, was 1.2795% in January 2016, the last time we incurred interest. A material increase in interest rates could have a negative impact on our financial condition and earnings to the extent that we had significant outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had no outstanding balance under our credit facility as of December 31, 2016. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

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

Most of our Span-Canada operating costs and liabilities are denominated in Canadian dollars. Span-Canada sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of December 31, 2016, for every 1% increase or decrease in the value of a Canadian dollar compared to a U.S. dollar, our total assets would have increased or decreased, respectively, by approximately $108,000, and our total liabilities would have increased or decreased, respectively, by approximately $10,000 for a net change of approximately $98,000. For the first quarter of fiscal year 2017, our net realized foreign currency exchange gain was $35,000 compared with a net realized foreign currency exchange gain of $117,000 in the first quarter of fiscal 2016. The decrease in foreign currency gain was caused by a more moderate strengthening of the U.S. dollar versus the Canadian dollar during the first quarter of fiscal 2017 compared with the trend that occurred during the first quarter of fiscal year 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 31, 2016. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock or engage in any unregistered sales of its equity securities during the quarter ended December 31, 2016.

There are no direct restrictions on our ability to pay dividends or distributions or repurchase our securities; however, our credit facility includes financial covenants relating to tangible net worth and leverage ratios that could indirectly restrict our ability to pay dividends or distributions or repurchase our securities.

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

Date: February 13, 2017