Form 10-Q
period 2017-04-01
SPAN AMERICA MEDICAL SYSTEMS INC
filed 2017-05-16
CIK 718924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2017

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

Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X	Smaller reporting company___
(Do not check if a smaller reporting company)
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value – 2,764,625 shares as of May 12, 2017

INDEX

SPAN-AMERICA MEDICAL SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Span-America Medical Systems, Inc.

Consolidated Balance Sheets

	April 1,	October 1,
	2017	2016
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,273,691	$3,752,945
Accounts receivable, net of allowances of $125,000 (Apr. 1, 2017) and $140,000 (Oct. 1, 2016)	7,434,230	8,079,500
Inventories - Note 4	7,370,775	7,437,442
Deferred income taxes - Note 11	-	459,159
Prepaid expenses	1,482,097	879,108
Total current assets	23,560,793	20,608,154

Property and equipment, net - Note 5	4,058,844	4,116,070
Goodwill	3,909,945	3,937,676
Intangibles, net - Note 6	1,862,297	1,989,899
Other assets - Note 7	266,026	2,909,740
Deferred tax asset - Note 11	242,000	-
Total assets	$33,899,905	$33,561,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,497,838	$2,410,376
Accrued and sundry liabilities	2,436,472	3,583,457
Total current liabilities	4,934,310	5,993,833

Deferred tax liability - Note 11	48,873	266,715
Deferred compensation	245,174	289,394
Total long-term liabilities	294,047	556,109

Total liabilities	5,228,357	6,549,942

Commitments and contingencies - Note 14

Shareholders' equity:
Common stock, no par value, 20,000,000 shares authorized; issued and outstanding shares 2,755,625 (Apr. 1, 2017 and Oct. 1, 2016)	373,803	373,803
Additional paid-in capital	6,025	6,025
Retained earnings	30,928,313	29,133,746
Accumulated other comprehensive loss	(2,636,593)	(2,501,977)
Total shareholders' equity	28,671,548	27,011,597

Total liabilities and shareholders' equity	$33,899,905	$33,561,539

Note: The Balance Sheet at October 1, 2016, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
Net sales	$15,225,876	$14,852,629	$30,448,505	$36,304,811
Cost of goods sold	9,365,049	9,661,793	19,021,175	25,630,674
Gross profit	5,860,827	5,190,836	11,427,330	10,674,137

Selling and marketing expenses	2,729,712	2,618,800	5,363,018	5,146,132
Research and development expenses	282,551	275,220	538,381	569,164
General and administrative expenses	1,445,499	1,136,626	2,731,626	2,242,196
Total operating expenses	4,457,762	4,030,646	8,633,025	7,957,492

Operating income	1,403,065	1,160,190	2,794,305	2,716,645

Non-operating income (expense):
Foreign currency (loss) gain	(7,066)	(49,917)	28,093	67,435
Interest expense	-	(60)	-	(5,144)
Gain from insurance policies	731,623	-	731,623	-
Other	12,853	(3,464)	11,346	(7,435)
Net non-operating income (expense)	737,410	(53,441)	771,062	54,856

Income before income taxes	2,140,475	1,106,749	3,565,367	2,771,501

Provision for income taxes	427,000	349,000	889,000	871,000
Net income	1,713,475	757,749	2,676,367	1,900,501

Other comprehensive income (loss), after tax:
Foreign currency translation gain (loss)	94,212	585,187	(134,616)	123,561

Comprehensive income	$1,807,687	$1,342,936	$2,541,751	$2,024,062

Net income per share of common stock - Note 12:
Basic	$0.62	$0.28	$0.97	$0.70
Diluted	0.62	0.28	0.97	0.69

Dividends per common share	$0.16	$0.16	$0.32	$0.32

Weighted average shares outstanding:
Basic	2,755,625	2,728,633	2,755,625	2,727,380
Diluted	2,774,408	2,755,109	2,772,477	2,753,490

The accompanying notes are an integral part of these consolidated financial statements.

Span-America Medical Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 1,	April 2,
	2017	2016
Operating activities:
Net income	$2,676,367	$1,900,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524,810	586,422
Provision for losses on accounts receivable	22,492	-
Loss on disposal of equipment	1,569	7,658
Increase in cash value of life insurance	(72,383)	(79,715)
Deferred compensation	(45,941)	(42,769)
Gain on life insurance proceeds	(731,623)	-
Changes in operating assets and liabilities:
Accounts receivable	600,057	1,342,115
Inventories	32,164	1,024,721
Prepaid expenses and other assets	(294,377)	(237,074)
Accounts payable and accrued expenses	(1,254,613)	(2,591,084)
Net cash provided by operating activities	1,458,522	1,910,775

Investing activities:
Purchases of property and equipment	(317,495)	(275,384)
Insurance proceeds	3,353,851	-
Payments for other assets	(69,483)	(57,067)
Net cash provided by (used for) investing activities	2,966,873	(332,451)

Financing activities:
Dividends paid	(881,800)	(873,590)
Proceeds of revolving credit line	-	2,900,000
Repayment of revolving credit line	-	(2,900,000)
Purchase and retirement of common stock	-	(209,880)
Net cash used for financing activities	(881,800)	(1,083,470)

Effect of exchange rates on cash	(22,849)	14,500

Increase in cash and cash equivalents	3,520,746	509,354
Cash and cash equivalents at beginning of period	3,752,945	1,224,026
Cash and cash equivalents at end of period	$7,273,691	$1,733,380

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2017

1.   SIGNIFICANT ACCOUNTING POLICIES

Span-America Medical Systems, Inc. (the “Company,” “we,” or “Span-America”), located in Greenville, SC, has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The unaudited Consolidated Financial Statements appearing in this Quarterly Report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2016. Except as stated in Notes 4 and 11, our accounting policies are consistent with those described in our Significant Accounting Policies in the Form 10-K, including but not limited to those set forth below.

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

Inventories

Inventory is valued at the lower of cost (first-in, first-out method) or net realizable value.

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

2.   SUBSEQUENT EVENT – TENDER OFFER FOR SPAN-AMERICA MEDICAL SYSTEMS, INC. BY SAVARIA CORPORATION AND MERGER

We announced on May 1, 2017 that we have entered into an agreement and plan of merger (the “Merger Agreement”) to be acquired by Savaria Corporation, an Alberta, Canada corporation ("Savaria") (TSX:SIS).  The Merger Agreement calls for an indirect wholly-owned subsidiary of Savaria to acquire Span-America by way of an all-cash tender offer for $29 per share, or approximately $80.2 million, followed by a merger in which such subsidiary will acquire all of the remaining shares not purchased in the tender offer (other than shares owned by us, Savaria or any stockholder who validly exercises any applicable dissenters’ rights).  The transaction is expected to close in the second calendar quarter of 2017.  The Board of Directors of Span-America unanimously approved the Merger Agreement and the transactions contemplated thereby.  The transaction is subject to customary closing conditions, including receipt of two-thirds of Span-America's shares on a fully diluted basis in a tender offer to Span-America's shareholders.  All of the members of Span-America's board of directors and its senior officers have entered into tender support agreements with Savaria committing, subject to certain conditions and exceptions, to tender (without a right of withdrawal) all of their Span-America shares, constituting in aggregate approximately 15.9% of its outstanding shares (excluding shares receivable upon the exercise of vested and exercisable options).  Following the successful completion of the tender offer, the Merger Agreement requires Savaria to cause to be acquired all remaining shares not tendered in the tender offer (other than shares owned by us, Savaria or any stockholder who validly exercises any applicable dissenters’ rights) through a second-step merger at the same price per share as that payable under the offer.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes information on the fair value measurement of certain Company assets as of April 1, 2017 and October 1, 2016 grouped by the categories prescribed by the FASB. See also Note 9 - Gain on Life Insurance Proceeds.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash value of life insurance policies:

April 1, 2017	$149,206	--	$149,206	--
October 1, 2016	2,697,465	--	2,697,465	--

4.   INVENTORIES

	April 1,	October 1,
	2017	2016
Raw materials	$5,845,272	$5,476,393
Work in process	397,188	678,753
Finished goods	1,642,315	1,807,296
Reserve for obsolescence	(514,000)	(525,000)
Inventories, net	$7,370,775	$7,437,442

At the beginning of the second quarter of fiscal 2017, we prospectively adopted FASB Accounting Standards Update 2015-11, "Inventory (Topic 330)" which simplifies the measurement of inventory by measuring inventory at the lower of cost and net realizable value.  The adoption did not result in an adjustment in the second quarter of fiscal 2017.  As required by the standard, prior periods were not retrospectively adjusted.

5.   PROPERTY AND EQUIPMENT

	April 1,	October 1,
	2017	2016
Land	$469,718	$469,718
Land improvements	486,698	486,698
Buildings	7,018,079	7,003,652
Machinery and equipment	9,828,208	9,563,061
Furniture and fixtures	526,149	506,277
Construction in process	32,788	36,637
Automobiles	14,136	23,853
Property and equipment, cost	18,375,776	18,089,896
Less accumulated depreciation	14,316,932	13,973,826
Property and equipment, net	$4,058,844	$4,116,070

6.   INTANGIBLES

	April 1,	October 1,
	2017	2016
Patents and trademarks	$2,307,428	$2,268,402
Trade names	338,945	343,678
Non-competition agreements	-	150,601
Customer relationships	2,491,438	2,526,230
Intangibles, cost	5,137,811	5,288,911
Less accumulated amortization	(3,275,514)	(3,299,012)
Intangibles, net	$1,862,297	$1,989,899

Changes in the balances shown for trade names and customer relationships result solely from foreign currency fluctuations. The last remaining non-competition agreement expired in November 2016.

7.   OTHER ASSETS

	April 1,	October 1,
	2017	2016
Cash value of life insurance policies - Note 3	$149,206	$2,697,465
Other	116,820	212,275
Other assets	$266,026	$2,909,740

See Note 9 - Gain on Life Insurance Proceeds.

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

Changes in our product warranty liability for the six months ended April 1, 2017 and April 2, 2016 are as follows:

	Six Months Ended
	April 1,	April 2,
	2017	2016
Accrued liability at beginning of period	$306,488	$291,980
Increase in reserve	83,629	144,857
Repairs and replacements	(77,370)	(122,763)
Accrued liability at end of period	$312,747	$314,074

9.   GAIN ON LIFE INSURANCE PROCEEDS

In February 2017, we received approximately $3.4 million in life insurance proceeds upon the passing of our founder and former chief executive officer, Donald C. Spann. We had retirement and resignation agreements with Mr. Spann in place since 1993 when he retired from the Company. These agreements provided for payments of $113,561 per year to Mr. Spann and his former wife. Mr. Spann’s former wife survives him, so in accordance with these agreements, we will continue to make the retirement payments to Ms. Spann for the remainder of her life. To help fund our payment obligations under the retirement arrangement, the Company owned and was the beneficiary of three life insurance policies on Mr. Spann that were put in place from 1981 through 1993. These policies had a total cash value of approximately $2.6 million recorded in “Other assets” on our balance sheet. The difference between the total life insurance proceeds and the total cash values of the policies was approximately $732,000, or $0.26 per diluted share after taxes, which was recorded as non-operating income. The life insurance proceeds are not subject to federal or state income taxes.

As of April 1, 2017, we had a liability balance of approximately $357,000, which represents the present value of the expected future retirement payments to be made to Ms. Spann. This liability is recorded in “Accrued and sundry liabilities” and “Deferred compensation” on the Company’s balance sheet.

See Notes 3 - Fair Value of Financial Instruments, 7 - Other Assets and 11- Income Taxes.

10.   REVOLVING CREDIT FACILITY

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, assets sales, indebtedness, liens and capital expenditures without prior written consent of or waiver by the lending bank.

No amounts were outstanding under the credit facility at April 1, 2017.

11.   INCOME TAXES

At the beginning of the second quarter of fiscal 2017, we prospectively adopted FASB Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires that deferred tax liabilities and assets be netted for each tax-paying component and classified as noncurrent in a classified statement of financial position. Prior periods were not retrospectively adjusted.

Income tax expense differs from the amounts computed by applying the statutory U.S. federal tax rate to income before income taxes as a result of state income taxes, net of federal tax benefit, differences between U.S. and foreign tax rates, the domestic production deduction and the $732,000 gain on life insurance proceeds discussed in Note 9.

12.   EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share of our common stock.

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$1,713,475	$757,749	$2,676,367	$1,900,501

Denominator:
Denominator for basic earnings per share:
Weighted average shares	2,755,625	2,728,633	2,755,625	2,727,380
Effect of dilutive securities:
Employee stock options	18,783	26,476	16,852	26,110
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	2,774,408	2,755,109	2,772,477	2,753,490

Net income per share:
Basic	$0.62	$0.28	$0.97	$0.70
Diluted	$0.62	$0.28	$0.97	$0.69

13.   OPERATIONS AND INDUSTRY SEGMENTS

For management and reporting purposes, we divide our business into two segments: medical and custom products. This industry segment information corresponds to the markets in the United States, Canada and other countries for which we manufacture and distribute our various products.

The following table summarizes certain information on industry segments:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
Net sales:
Medical	$12,927,831	$10,972,017	$25,445,982	$22,364,814
Custom products	2,298,045	3,880,612	5,002,523	13,939,997
	$15,225,876	$14,852,629	$30,448,505	$36,304,811

Operating profit (loss):
Medical	$1,781,601	$1,229,251	$3,388,046	$2,731,102
Custom products	(76,908)	154,420	(90,089)	359,220
	1,704,693	1,383,671	3,297,957	3,090,322

Corporate expense	(301,628)	(223,481)	(503,652)	(373,677)
Other income (expense)	737,410	(53,441)	771,062	54,856
Income before income taxes	$2,140,475	$1,106,749	$3,565,367	$2,771,501

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

14.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and Span-America’s future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements are statements that do not relate strictly to historical or current facts. These statements may include words such as “guidance,” “anticipate,” “estimate,” “expect,” “forecast,” “project,” “plan,” “intend,” “believe,” “confident,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Examples of such statements in this discussion include without limitation statements regarding the planned completion of the tender offer and the merger described above. These forward-looking statements are subject to a number of risks and uncertainties. Actual events or results may differ materially as a result of risks and uncertainties facing our Company, including Span-Canada. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (a) uncertainties as to the percentage of Span-America's stockholders tendering their shares in the tender offer, (b) the possibility that competing offers will be made, (c) the possibility that various closing conditions for the tender offer or the merger may not be satisfied or waived, including that a governmental entity may prohibit or delay the consummation of the merger, (d) the effects of disruption caused by the transaction making it more difficult to maintain relationships with employees, vendors and other business partners, (e) the risk that stockholder or other litigation in connection with the tender offer or the merger may result in significant costs of defense, indemnification and liability, (f) the “Risk Factors” described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, (g) other risks referenced in our Securities and Exchange Commission filings or (h) other unanticipated risks. We disclaim any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Overview

Savaria Corporation Tender Offer and Merger. We announced on May 1, 2017 that we have entered into an agreement and plan of merger (the “Merger Agreement”) to be acquired by Savaria Corporation, an Alberta, Canada corporation ("Savaria") (TSX:SIS).  The Merger Agreement calls for an indirect wholly-owned subsidiary of Savaria to acquire Span-America by way of an all-cash tender offer for $29 per share, or approximately $80.2 million, followed by a merger in which such subsidiary will acquire all of the remaining shares not purchased in the tender offer (other than shares owned by us, Savaria or any stockholder who validly exercises any applicable dissenters’ rights).  The transaction is expected to close in the second calendar quarter of 2017.  The Board of Directors of Span-America unanimously approved the Merger Agreement and the transactions contemplated thereby.  The transaction is subject to customary closing conditions, including receipt of two-thirds of Span-America's shares on a fully diluted basis in a tender offer to Span-America's shareholders.  All of the members of Span-America's board of directors and its senior officers have entered into tender support agreements with Savaria committing, subject to certain conditions and exceptions, to tender (without a right of withdrawal) all of their Span-America shares, constituting in aggregate approximately 15.9% of its outstanding shares (excluding shares receivable upon the exercise of vested and exercisable options).  Following the successful completion of the tender offer, the Merger Agreement requires Savaria to cause to be acquired all remaining shares not tendered in the tender offer (other than shares owned by us, Savaria or any stockholder who validly exercises any applicable dissenters’ rights) through a second-step merger at the same price per share as that payable under the offer.  Please see Span-America’s current report on Form 8-K dated May 1, 2017 and filed with the SEC on May 1, 2017 for more information about this proposed transaction.

Additional Information. The tender offer referred to in this quarterly report has not yet commenced. This quarterly report does not constitute an offer to purchase or the solicitation of an offer to sell any securities. At the time the tender offer is commenced, Savaria and its merger subsidiary (“Merger Sub”) intend to file with the SEC a Tender Offer Statement on Schedule TO containing an offer to purchase, a form of letter of transmittal and other documents relating to the tender offer, and we intend to file with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the tender offer. Savaria, Merger Sub and Span-America intend to mail these documents to our stockholders. Our stockholders are advised to read the Schedule TO (including the offer to purchase, the related letter of transmittal and the other offer documents) and the Schedule 14D-9, as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the tender offer because these documents will contain important information about the proposed transaction and the parties thereto. Company stockholders and investors may obtain free copies of the Schedule TO and Schedule 14D-9, as each may be amended or supplemented from time to time, and other documents filed by the parties (when available) at the SEC’s website at www.sec.gov.

Summary – Second Quarter Fiscal 2017 vs. Second Quarter Fiscal 2016

●	Net sales increased by 3% to $15.2 million due to 18% sales growth in our medical segment partly offset by a 41% sales decrease in our custom products segment.
●	Our gross profit increased by 13% to $5.9 million, or 38.5% of net sales, as a result of sales increases in the higher-margin medical products segment.
●	Operating income increased by 21% to $1.4 million due to higher medical sales and a more profitable sales mix.
●	Net non-operating income includes a $732,000 non-recurring, nontaxable gain on life insurance proceeds related to the passing of our founder as further described below.
●	Net income increased by 126% to $1.7 million, or $0.62 per diluted share, due to the combination of factors described above.

Summary – First Half Fiscal 2017 vs. First Half Fiscal 2016

●

Net sales decreased 16% to $30.4 million primarily because a seasonal promotion of consumer products that took place in the first half of fiscal 2016 was not repeated in the first half of fiscal 2017 and because we lost the consumer business with Sinomax in fiscal 2016 as previously disclosed and further discussed below.

●	Our gross profit increased by 7% to $11.4 million, or 37.5% of net sales, due to a change in sales mix, which shifted toward the higher-margin medical products segment.
●	Operating income increased by 3% to $2.8 million due to higher medical sales and a more profitable sales mix.
●	Net income increased by 41% to $2.7 million, or $0.97 per diluted share, due to the combination of factors described above in addition to the gain on life insurance proceeds.

Medical Sales – Second Quarter Fiscal 2017

Total medical sales increased 18% in the second quarter to $12.9 million compared with $11.0 million in the same quarter last year due to solid growth from our medical beds and therapeutic support surfaces. Sales of medical beds and related products from our Span-Canada facility increased by 59% to $3.6 million in the second quarter of fiscal 2017 compared with $2.3 million in the same quarter last year. Second quarter Span-Canada sales included several significant orders from our traditional long-term care customer base as well as from our customers in the government and export markets. Span-Canada sales in the second quarter also benefited from higher sales volume related to the provincial budget year-end in March.

Among our pressure management product lines, sales increased by 7% to $9.3 million compared with $8.7 million in the second quarter last year. Sales of therapeutic support surfaces, our largest medical product line, were up by 7% to $6.7 million compared with $6.3 million in the second quarter last year. Sales of our other pressure management product lines as a group were also up by 7% to $2.6 million in the second quarter of fiscal 2017 compared with $2.4 million for the same period last fiscal year. Sales were up in all of our major pressure management product lines in the second quarter except Selan®, which decreased by 3%.

Medical Sales – Year-to-Date Fiscal 2017

Medical segment sales in the first half of fiscal 2017 increased by 14%, or $3.1 million, to $25.4 million compared with $22.4 million in the first half of fiscal 2016. The year-to-date increase in medical sales occurred in both our medical bed and pressure management product lines. Sales of medical beds increased by 35% to $6.7 million compared with $5.0 million in the first half of last fiscal year. This increase in bed sales in the first half of fiscal 2017 was caused by higher demand among customers in all three of our major market areas: long-term care, government and export markets.

Sales in our pressure management medical product lines, which include all medical products except medical beds and in-room furnishing products from Span-Canada, increased by 8% in the first half of fiscal 2017 to $18.8 million compared with $17.4 million in the first half of fiscal 2016. The year-to-date increase in sales of pressure management products was broad-based and spread roughly evenly across our product lines. Sales of therapeutic support surfaces, our largest product line, increased by 10% to $13.6 million compared with $12.4 million in the same period of fiscal 2016. Sales of all other pressure management product lines as a group increased by 3% to $5.1 million in the first half of fiscal 2017 compared with $5.0 million in the first half of fiscal 2016.

Custom Products Sales – Second Quarter Fiscal 2017

Our custom products segment consists of two product lines: consumer bedding products and specialty industrial products. Total sales in the custom products segment decreased by 41% to $2.3 million in the second quarter of fiscal 2017 compared with $3.9 million in the second quarter of fiscal 2016. The larger part of the custom products segment is our consumer business, where sales decreased by 57% to $1.3 million in the second quarter of fiscal 2017 compared with $2.9 million in the second quarter of fiscal 2016. The decrease in consumer sales in the second quarter was caused entirely by the loss of our consumer business with Sinomax, which we announced in April 2016, following Sinomax’s decision to in-source the manufacturing of these products after opening its first manufacturing facility located in the U.S. Excluding sales to Sinomax of $1.9 million in the second quarter of fiscal 2016, our consumer sales would have increased by 27% to $1.3 million in the second quarter of fiscal 2017 compared with an adjusted $992,000 in the second quarter of fiscal 2016.

In the other part of the custom products segment, sales of our industrial products were up by 6% in the second quarter of fiscal 2017 to $1.0 million compared with $977,000 in the second quarter of fiscal 2016. Most of the industrial products sales growth came from customers in the packaging market.

Custom Products Sales – Year-to-Date Fiscal 2017

Sales in the custom products segment for the first half of fiscal 2017 decreased by 64% to $5.0 million compared with $13.9 million in the first half of last fiscal year. The sales decrease came entirely from our consumer bedding products, where sales decreased 76% to $2.9 million in the first half of fiscal 2017 compared with $12.1 million in the same period last fiscal year as a result of the loss of the Sinomax business as described above and because one of our large customers had a $6.1 million seasonal promotion of consumer products that took place in the first half of fiscal 2016 that was not repeated in the first half of fiscal 2017.

Sales of industrial products increased by 11% during the first half of fiscal 2017 to $2.1 million compared with $1.9 million in the first half of last year due mostly to higher industrial sales volumes to customers in the packaging sector of our market.

Gross Profit

Our gross profit increased by 13% to $5.9 million during the second quarter of fiscal 2017 compared with $5.2 million in the second quarter last fiscal year. In addition, our gross margin increased in the second quarter to 38.5% compared with 34.9% in the same quarter last fiscal year. The increases in gross profit and margin were the result of a shift in sales mix to the higher-margin medical segment from the custom products segment due to growth in medical sales combined with a decrease in consumer sales. As a result of the change in sales mix, medical segment sales made up 85% of total net sales in the second quarter of fiscal 2017 compared with 74% of total net sales in the same quarter last year.

For the year-to-date in fiscal 2017, our total gross profit increased 7% to $11.4 million compared with $10.7 million in the same period of fiscal 2016. Our gross margin for the first six months of fiscal 2017 increased significantly to 37.5% from 29.4% in the same period of fiscal 2016. The increases in gross profit level and margin were the result of the 14% growth in medical sales and a more profitable sales mix for the first half of fiscal 2017 compared with the same period last year. In the first half of fiscal 2016 our sales mix was shifted significantly toward the lower-margin consumer business. Consumer sales accounted for 33% of total sales in the first half of fiscal 2016 compared with 10% in the first half of fiscal 2017. Our consumer products have historically had lower gross margins than our medical products.

Selling, Research & Development and Administrative Expenses

Selling and marketing expenses increased 4% to $2.7 million for the second quarter of fiscal 2017 compared with $2.6 million in the second quarter of fiscal 2016. For the first half of fiscal 2017, selling and marketing expenses also increased by 4% to $5.4 million compared with $5.1 million in the first half of fiscal 2016. The increases in both periods were primarily from the medical segment and were the result of the growth in medical sales and related costs, including commissions and samples expense.

Research and development expenses increased 3% to $283,000 during the second quarter of fiscal 2017 compared with $275,000 in the second quarter of fiscal 2016. For the year-to-date period in fiscal 2017, research and development expenses decreased 5% to $538,000 compared with $569,000 in the same period of fiscal 2016. All of our R&D expenses are related to product development efforts in the medical segment. The second quarter and first-half changes compared with the same periods last year are the result of normal period-to-period fluctuations in product development costs.

General and administrative expenses increased by 27% to $1.4 million in the second quarter of fiscal 2017 compared with $1.1 million in the second quarter of fiscal 2016. For the year-to-date in fiscal 2017, general and administrative expenses increased 22% to $2.7 million compared with $2.2 million in the same period of fiscal 2016. The increases in general and administrative expenses for the second quarter and fiscal year-to-date were due to increases in incentive compensation accruals, business development efforts and costs associated with the Savaria transaction. The Savaria transaction costs were approximately $114,000 in the second quarter and approximately $131,000 for the first half of fiscal 2017.

Operating Income

Operating income for the second quarter of fiscal 2017 increased by 21% to $1.4 million compared with $1.2 million in the second quarter of fiscal 2016. Likewise, operating income for the first half of fiscal 2017 increased by 3% to $2.8 million compared with $2.7 million in the first half of fiscal 2016. The increases in operating income for the second quarter and first half of fiscal 2017 were the result of higher medical sales volume and a more profitable sales mix in both periods as described above.

Non-Operating Income and Expenses

Net non-operating income in the second quarter of fiscal 2017 increased to $737,000 compared with a net non-operating loss of $53,000 in the second quarter last fiscal year. As further described below, we recorded a non-recurring, nontaxable gain of $732,000, or $0.26 per diluted share, related to life insurance proceeds. In addition, our foreign currency loss declined to $7,000 in the second quarter of fiscal 2017 from $50,000 in the second quarter of fiscal 2016 as a result of the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of fiscal 2017.

In February 2017, we received approximately $3.4 million in insurance proceeds upon the passing of our founder and former chief executive officer, Donald C. Spann. We had retirement and resignation agreements with Mr. Spann in place since 1993 when he retired from the Company. These agreements provided for payments of $113,561 per year to Mr. Spann and his former wife. Mr. Spann’s former wife survives him, so in accordance with these agreements, we will continue to make the retirement payments to Ms. Spann for the remainder of her life. To help fund our payment obligations under the retirement arrangement, the Company owned and was the beneficiary of three life insurance policies on Mr. Spann that were put in place from 1981 through 1993. These policies had a total cash value of approximately $2.6 million recorded in “Other assets” on our balance sheet at December 31, 2016. The difference between the total life insurance proceeds and the total cash values of the policies was approximately $732,000, which was recorded as non-operating income. As of April 1, 2017, we had a remaining liability balance of approximately $357,000, which represents the present value of the expected future retirement payments to be made to Ms. Spann. This liability is recorded in “Accrued and sundry liabilities” and “Deferred compensation” on the Company’s balance sheet.

For more information, see Notes 2, 7 and 11 in the Notes to Consolidated Financial Statements and “Critical Accounting Policies – Present Value of Deferred Compensation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended October 1, 2016.

For the first half of fiscal 2017, net non-operating income increased to $771,000 compared with $55,000 in the same period of fiscal 2016 primarily as a result of the gain on life insurance proceeds noted above. Our foreign currency gain declined to $28,000 in the first half of fiscal 2017 from $67,000 in the first half of fiscal 2016 as a result of a more stable Canadian-U.S. dollar exchange rate during the first half of fiscal 2017 as compared with the first half of fiscal 2016.

Net Income and Dividends

Net income for the second quarter of fiscal 2017 increased by 126% to $1.7 million, or $0.62 per diluted share, compared with $758,000, or $0.28 per diluted share, in the second quarter last fiscal year. Net income for the first six months of fiscal 2017 increased by 41% to $2.7 million, or $0.97 per diluted share, compared with $1.9 million, or $0.69 per diluted share, for the same period in fiscal 2016. The increases in net income and earnings per share were the result of higher sales volume in the medical segment, a more profitable sales mix and the non-recurring gain from life insurance proceeds described above. Excluding the gain from life insurance proceeds of $0.26 per diluted share, diluted earnings per share for the second quarter of fiscal 2017 would have been $0.35 per share, a 25% increase compared with $0.28 per share in the second quarter of fiscal 2016.

During the first half of fiscal 2017, we paid dividends of $882,000, or 33% of net income for the period, which consisted of two regular quarterly dividends of $0.16 per share. During the first half of fiscal 2016, we paid dividends of $874,000, or 46% of net income for the period, which also consisted of two regular quarterly dividends of $0.16 per share.

After the close of this year’s second fiscal quarter, the Board declared a regular quarterly cash dividend of $0.16 per share payable on May 26, 2017, to shareholders of record on May 11, 2017.

See the discussion below under “Liquidity and Capital Resources” regarding the current terms and conditions of our revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first half of fiscal 2017 decreased by 24% to $1.5 million compared with $1.9 million in the first half of fiscal 2016. The decrease in cash flow from operations was caused by a less favorable change in working capital accounts in the first half of fiscal 2017 compared with the same period in fiscal 2016, which was related to the seasonal promotion of consumer products that took place in the first half of fiscal 2016. Our balances in inventories and accounts payable were higher than usual at the beginning of fiscal year 2016 because of the in-process seasonal promotion.  Those inventory and accounts payable balances returned to normal levels by the end of the second quarter of fiscal 2016, creating larger-than-usual changes in those accounts during the first half of fiscal 2016.  The changes in our inventory and accounts payable balances during the first half of fiscal 2017 represent normal monthly fluctuations and were primarily caused by monthly sales volume changes.  The changes in accounts receivable balances in both periods were not affected by the promotion because the promotion-related receivables were invoiced and collected during the first six months of fiscal 2016 and were therefore not on the beginning or ending balance sheets for the first half of fiscal 2016.  Consequently, the changes in accounts receivable balances in both periods were related almost entirely to monthly sales fluctuations. Our primary uses of cash during the first six months of fiscal 2017 were dividend payments of $882,000 and capital expenditures of $317,000.

Working capital increased by 27% to $18.6 million at the end of the second quarter of fiscal 2017 compared with $14.6 million at fiscal year-end 2016. Likewise, the current ratio at the end of the second quarter of fiscal 2017 increased to 4.8 from 3.4 at fiscal year-end 2016. The increases in working capital and current ratio were caused primarily by receiving the $3.4 million in life insurance proceeds in February 2017 as discussed above. Additionally, the $1.1 million reduction of accrued and sundry liabilities was the result of the normal timing of payments of income taxes, incentive compensation and property taxes, which were accrued during fiscal year 2016.

Accounts receivable, net of allowances, decreased by $645,000, or 8%, to $7.4 million at the end of the second quarter of fiscal 2017 compared with $8.1 million at the end of fiscal 2016. Our average collection time for trade accounts receivable during the first half of fiscal 2017 and the full fiscal year 2016 was 40.9 days. All of our accounts receivable are unsecured; however, certain receivables of Span-Canada are insured under the terms of an insurance policy.

Inventory decreased by $67,000, or 1%, to $7.37 million at the end of the second quarter of fiscal 2017 compared with $7.44 million at fiscal year-end 2016. Inventory turns, calculated using annualized cost of sales and average inventory balances, were 5.1 times for the first half of fiscal 2017 compared with 5.6 times for the full year of fiscal 2016.

At the beginning of the second quarter of fiscal 2017, we prospectively adopted FASB Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires that deferred tax liabilities and assets be netted for each tax-paying component and classified as noncurrent in a classified statement of financial position. Prior periods were not retrospectively adjusted. As a result, deferred income taxes (a current asset of $459,000) is not shown on the balance sheet at April 1, 2017. Instead, a deferred tax asset (a non-current asset of $242,000) is shown, and our deferred tax liability has decreased to $49,000 at April 1, 2017 compared with $267,000 at October 1, 2016.

Prepaid expenses increased by 69% to $1.5 million from $879,000 due to (1) deposits on inventory purchases, (2) the payment of insurance premiums for our property and casualty insurance for fiscal year 2017, and (3) the issuance of stock to board members for service for the 2017 fiscal year;

From the end of our 2016 fiscal year to the end of the second quarter of fiscal 2017:

●

Net property and equipment decreased by $57,000, or 1%, to $4.1 million primarily as a result of depreciation expense of $366,000, equipment purchases of $317,000 and foreign currency translation adjustments;

●

Net intangibles decreased by $128,000, or 6%, to $1.9 million primarily as a result of amortization expenses of $144,000 and foreign currency translation adjustments that resulted from the U.S.-Canadian currency conversion;

●	Other assets decreased by 91% to $266,000 primarily as a result of insurance proceeds received as noted above;

●	Accounts payable increased by 4% to $2.5 million as a result of normal monthly fluctuations;

●

Accrued and sundry liabilities decreased by $1.1 million, or 32%, to $2.4 million due primarily to payments for income taxes, incentive compensation and property taxes during the first half of fiscal 2017.

At April 1, 2017, we had no outstanding balance under our revolving credit facility. The maximum principal amount we can borrow at any one time under our revolving credit agreement is $5.0 million with a maturity date of April 30, 2018. The credit facility is unsecured and accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points, depending on our leverage ratio (as defined in the credit agreement). The interest rate, including the margin of 85 basis points, was 1.28% in January 2016, which was the last time we had an outstanding balance due on the line of credit. Interest-only payments are required monthly. We have pledged to grant the lending bank a security interest in our accounts, instruments and chattel paper upon its request in the event of a default as defined in the credit agreement. Our obligations under the credit agreement are guaranteed by our subsidiary, Span-Canada.

The credit facility includes financial covenants relating to tangible net worth and leverage ratios, and restricts mergers and acquisitions, asset sales, indebtedness, liens and capital expenditures. Violation of loan covenants could result in acceleration of the term of the agreement. Consummation of the transactions in the merger agreement with Savaria Corporation without the lender’s consent would violate the restrictions on mergers in our revolving credit facility.

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

IMPACT OF INFLATION AND COST OF RAW MATERIALS

Inflation was low in the United States and Canada during the first half of fiscal 2017 and was consequently a minor factor in our operations for the period. However, we experienced price increases ranging from 4% to 8% on various foam materials at the end of the second quarter of fiscal 2017. The largest effect on the Company will likely be increases in cost of goods sold, primarily in the cost of raw materials, which is our single largest cost category. We will attempt to mitigate any such higher costs, but we can give no assurance that higher costs could be fully offset by sales price increases, expense reductions or other operational changes. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below for more information on the cost of our raw materials.

FOREIGN CURRENCY EXCHANGE

Span-Canada, operating under the name “M.C. Healthcare Products,” uses the Canadian dollar as its functional currency. We are subject to exchange rate fluctuations, which vary based on volume and currency market conditions. These exchange rate fluctuations will cause foreign exchange gains and losses, which could be material to our results of operations depending on currency market conditions and the timing and levels of our business activities in the U.S and Canada. For the first half of fiscal year 2017, our foreign currency exchange gain was $28,000 compared with a gain of $67,000 in the first half of fiscal 2016. The decrease in foreign currency gain was the result of a more stable Canadian-U.S. dollar exchange rate during the first half of fiscal 2017 as compared with the first half of fiscal 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk in three areas: commodity price risk, our credit facility and foreign currency exchange rates. Commodity price risk could affect our operations primarily through our purchase of raw materials used in our manufacturing processes. The cost of polyurethane foam, our primary raw material, is indirectly influenced by oil prices. However, other market factors also affect foam prices, including the available supply of component chemicals, demand for related products from domestic and international manufacturers, competition among domestic suppliers, our purchase volumes and regulatory requirements. Consequently, it is difficult for us to accurately predict the impact that future inflation and other factors might have on the cost of polyurethane foam, our largest-volume raw material. If the cost of polyurethane foam increased significantly, and if we were unable to offset the cost increase through sales price increases or other expense reductions, our earnings could be materially negatively affected.

Our credit facility accrues interest at a variable rate equal to 30-day LIBOR plus a margin ranging from 85 to 165 basis points depending on our then-applicable leverage ratio (as defined in the credit facility). Interest is payable monthly. The interest rate, including the margin of 85 basis points, was 1.28% in January 2016, the last time we had an outstanding balance due on the line of credit. A material increase in interest rates could have a negative impact on our financial condition and earnings to the extent that we had significant outstanding borrowings under the facility. The degree of impact would vary depending on the level of the borrowings. We had $1.0 million outstanding under our credit facility as of January 2, 2016, which was used to partially fund the increase in working capital related to the seasonal promotion of consumer products described above. However, this outstanding balance was repaid in full by the end of January 2016. Assuming a constant level of debt of $1.0 million for an entire fiscal year, a 100 basis point increase in the interest rate on the outstanding loan balance would increase our interest expense by $10,000 per year.

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

Most of our Span-Canada operating costs and liabilities are denominated in Canadian dollars. Span-Canada sales are denominated in the currency of the country in which they occur. Accordingly, material changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs and the value of our assets and liabilities. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial liabilities denominated in Canadian dollars and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollar terms. Assets and liabilities are translated into U.S. dollars at the quarter-end exchange rate. Revenues and expenses are translated at weighted average exchange rates. Based on our levels of assets and liabilities in Canada as of April 1, 2017, for every 1% increase or decrease in the value of a Canadian dollar compared to a U.S. dollar our total assets would have increased or decreased by approximately $117,000, and our total liabilities would have increased or decreased by approximately $15,000 for a net change of approximately $102,000. For the first half of fiscal year 2017, our net foreign currency exchange gain was $28,000 compared with a net foreign currency exchange gain of $67,000 in the first half of fiscal 2016. The decrease in net realized foreign currency exchange gain in the first half of fiscal 2017 compared with the first half of fiscal 2016 was the result of a more stable Canadian-U.S. dollar exchange rate during the first six months of fiscal 2017 as compared with the first six months of fiscal 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 1, 2017, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of April 1, 2017. There were no changes in the Company’s internal control over financial reporting during our fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock or engage in any unregistered sales of its equity securities during the second quarter of fiscal year 2017.

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

Date: May 16, 2017